Form 10KSB/A
period 1995-12-31
DIGITAL DATA NETWORKS INC
filed 1996-05-13
CIK 949371

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

(Mark One)
     [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 [Fee Required]       For the fiscal year ended December 31, 1995.

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

         For the transition period from ______________to_____________

                       COMMISSION FILE NUMBER:   0-27704

                          DIGITAL DATA NETWORKS, INC.
                (Name of small business issuer in its charter)

WASHINGTON                                             91-1426372
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

3102 MAPLE AVENUE, SUITE 230
DALLAS, TEXAS                                            75201
(Address of principal executive offices)              (Zip Code)

                                 (214) 969-7200
              (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, NO PAR VALUE                   COMMON STOCK PURCHASE WARRANTS
(Title of class)                             (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [ X ] No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year were $498,000.

The aggregate market value of the voting stock held by non-affiliates of the issuer on March 26, 1996 was $13,755,399.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 26, 1996, 2,027,047 shares of Common Stock and 1,840,000 Common Stock Purchase Warrants were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: 1) The exhibits required by Item 13, Part III are incorporated by reference from the Registrant's registration statement Form SB-2 (File No. 33-95744-D).

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Following is a brief summary of the business background and experience of the Company's directors:

RONALD P. ERICKSON, Chairman of the Board of Directors of Digital Data Networks since 1990. Mr. Erickson, a Seattle-based attorney and businessman, is currently a principal in GlobalVision, LLC, an international strategic consulting and corporate finance company, with which he was been associated since 1994. From 1984 to 1994, Mr. Erickson was a director of Egghead Software, Inc., having served in several senior management positions, including, Chairman, Vice-Chairman and acting President and CEO. From December 1991 to July 1995, Mr. Erickson was also a principal of RES, a consulting firm assisting small emerging growth companies. Age 51. Member of Audit Committee.

DONALD B. SCOTT, JR., President of Digital Data Networks. Mr. Scott has been a director and President of the Company since March 1993, and was the Company's Acting President from December 1992 to March 1993. From 1991 through 1992, Mr. Scott was actively involved with RES, a consulting firm which assisted small emerging growth companies, and where he was a principal. Prior to RES, Mr. Scott held various positions with Wall Street investment banking firms, including Paine Webber and E.F. Hutton. Age 41.

JAMES F. BIAGI, JR., Partner in the Seattle law firm of Monahan & Biagi, specializing in tax, corporate and security matters. Mr. Biagi has been Secretary and a director of the Company since its inception in 1988. Prior to Monahan & Biagi, Mr. Biagi had been a partner with Monahan & Robinson from 1989 through 1995. Age 39. Member of Audit Committee.

RICHARD F. RUTKOWSKI, Chief Operating Officer of MicroVision, Inc., a developer of virtual reality technology. Mr. Rutkowski has been a director and Treasurer of the Company since 1995. From December 1992 to November 1994, Mr. Rutkowski was Vice President of Lone Wolf, Inc., a company engaged in the development of high speed digital networking technology. Prior to Lone Wolf, from December 1991 to July 1995, Mr. Rutkowski was a principal of RES, a consulting firm assisting small emerging growth companies. Age 40. Member of Audit Committee.

     Information regarding the executive officers of the Company is as follows:

Name                        Age  Position
- ----                        ---  --------

Ronald P. Erickson           51  Chairman of the Board of Directors
Donald B. Scott, Jr.         41  President and Director
James F. Biagi, Jr.          39  Secretary and Director
Richard F. Rutkowski         40  Treasurer and Director
Richard J. Boeglin           38  Vice President, Finance and Operations and
                                  Chief Financial Officer
Susan E. Hassel              49  Vice President, Sales


Ronald P. Erickson has been Chairman of the Board since 1992. For additional
- ------------------
information see business background and experience for directors above.

Donald B. Scott, Jr. has been President and a Director of the Company since
- --------------------
March 1993, and served as the Company's Acting President from December 1992 through March 1993. For additional information see business background and experience for directors above.

James F. Biagi, Jr. has been Secretary and a Director of the Company since its
- -------------------
inception in 1988. For additional information see business background and experience for directors above.

Richard F. Rutkowski has been Treasurer and a Director of the Company since
- --------------------
January 1995. For additional information see business background and experience for directors above.

Richard J. Boeglin has been Vice President of Finance and Operations and the
- ------------------
Chief Financial Officer since April 1995. He has been with the Company since 1991. He has ten years of management experience, including direct management of transit system design, development and installation. From 1987 to 1991, Mr. Boeglin worked in the outdoor advertising industry. He has a BS from Indiana University, where he received a degree in Marketing and Management.

Susan E. Hassel has been Vice President of Sales since she started with the
- ---------------
Company in April 1992. She has fourteen years of sales and marketing experience. From 1985 until 1991, Ms. Hassel was the Director of Sales and Marketing for The Relocation Center, a relocation counseling company in Dallas, Texas. Ms. Hassel has a BS in Education from the University of Cincinnati.


                            SECTION 16 REQUIREMENTS

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulations promulgated pursuant to the Exchange Act to furnish the Company with copies of all Section 16(a) report forms they file with the SEC.

     The Company's registration statement under Section 12 of the Exchange Act became effective February 13, 1996. Based solely on its review of the copies of report forms received by it with respect to initial filings from reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company's equity securities have been timely complied with in accordance with Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth certain information regarding cash and non-cash compensation paid by the Company during each of the Company's last three fiscal years to the Company's Chief Executive Officer and the only other most highly compensated executive officer of the Company whose annual compensation exceeded $100,000 (the "Named Persons").

                                Annual Compensation        Long-Term
                                -------------------       Compensation
                                                             Awards               All
Name and                Fiscal                             Securities            Other
Executive Position       Year     Salary     Bonus     Underlying Options    Compensation
- ----------------------  ------  ----------  -------  ----------------------  -------------
Donald B. Scott, Jr.      1995    $120,000       $0         44,723             $74,558  (1)
  President               1994    $ 17,000       $0          4,920             $   0
                          1993    $ 30,000       $0              0             $   0

Susan Hassel              1995    $114,790       $0            559             $   0
  V.P. Sales              1994    $ 95,982       $0         11,182             $   0
                          1993    $ 75,065       $0          1,119             $   0

- -------------------
(1)  Wages owed for 1994 and 1993 salaries that were not previously paid.

The following table sets forth information with respect to options granted to the Named Persons during the fiscal year ended December 31, 1995.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                            INDIVIDUAL GRANTS
                      Number of     % of Total Options
                     Securities         Granted to
                     Underlying        Employees in     Exercise or Base
     Name          Options Granted     Fiscal Year      Price Per Share   Expiration Date
     ----          ---------------  ------------------  ----------------  ---------------
Donald B. Scott        44,723              60                 $5.00       March  9, 2000
   President
Susan Hassel              559               1                 $8.94       May 5, 2000
    V.P., Sales


       The following table sets forth information with respect to options exercised by the Named Persons during 1995 and the value of unexercised options held by the Named Persons at the end of fiscal 1995.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                        Number of
                                                       Securities
                                                       Underlying
                                                       Unexercised
                                                       Options at   Value of Unexercised
                                                         Fiscal     In-the-Money Options
                         Shares Acquired     Value      Year-End     At Fiscal Year-End
     Name                  on Exercise      Realized   Exercisable     Exercisable (1)
     ----               -----------------  ----------  -----------  ---------------------
Donald B. Scott                0               0         118,769          $317,307
 President
Susan Hassel                   0               0          12,856                 0
 V.P., Sales

- -------------------
(1) The value of unexercised options is based on the initial public offering price of $5.00 per share, on February 13, 1996.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of May 3, 1996, by (i) each person or entity who beneficially owns 5% or more of the Common Stock, (ii) each director, (iii) the Chief Executive Officer and the next four highest compensated officers whose compensation exceeds $100,000, and (iv) all officers and directors of the Company as a group. Unless otherwise noted, the persons and entities named below have sole voting and investment power with respect to such shares.

Name of                Total Beneficial Ownership  Percent of Class Beneficially
Beneficial Owner           (including options)       Owned as of May 3, 1996
- ----------------       --------------------------  -----------------------------
Ronald P. Erickson,
 Chairman of the Board         28,699 (1)                      1.4%
Donald B. Scott, Jr.,
 President                    128,912 (2)                      6.4%
James F. Biagi, Jr.,
 Secretary                     55,497 (3)                      2.7%
Richard F. Rutkowski,
 Treasurer                     20,020 (4)                      1.0%
Susan E. Hassel,
 V.P. Sales                    13,975 (5)                       .7%
All Executive Officers
 and Directors                262,757 (6)                     13.0%
 as a group (6 persons)
_______________________
     (1) Includes options to purchase 13,541 shares within 60 days of this proxy statement.
     (2) Includes options to purchase 118,769 shares within 60 days of this proxy statement.
     (3) Includes options to purchase 39,611 shares within 60 days of this proxy statement.
     (4) Includes options to purchase 2,042 shares within 60 days of this proxy statement.
     (5) Includes options to purchase 12,856 shares within 60 days of this proxy statement.
     (6) Includes options to purchase 200,794 shares within 60 days of this proxy statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During 1994, the Company advanced to Mr. Scott $59,000, which was an unsecured non-interest bearing receivable. During 1995, the receivable was repaid in consideration for compensation earned during the 1995 period.

     The Company paid $225,000 to Sunrise Systems, Inc. in February and March 1996 from the proceeds of its public offering for its software license. Paul Miller and Henry Appleton are members of the Company's advisory board and principals of Sunrise Systems, Inc., the Company's principal electronic equipment supplier and systems integrator.

     The Company paid Lawrence Stumbaugh $150,000 from the proceeds of its public offering in February and April 1996 to retire indebtedness incurred in 1991 when Mr. Stumbaugh was a director and Chairman of the Executive Committee.

     In December 1994, Bruce S. Glant, a former director of the Company and currently an Advisory Director, filed a lawsuit against the Company for payment of a demand note in the principal amount of approximately $53,000 plus interest. The lawsuit was subsequently withdrawn pursuant to a Settlement Agreement dated as of April 21, 1995, and Mr. Glant was repaid through monthly installments and from proceeds of the public offering.

     In January 1995, James F. Biagi, Jr., Secretary and a director, Ronald P. Erickson and Richard F. Rutkowski, directors, exchanged $119,829 of outstanding 5% promissory notes of the Company with accrued interest for 8,933 shares of Common Stock at $13.42 per share. In November 1995, Mr. Biagi exchanged $19,095 of a 5% demand note with accrued interest for 4,774 shares at $4.00 per share.

     The Company believes that the foregoing transactions with its officers and directors were on terms no less favorable than could have been obtained from independent third parties. All future transactions with such persons will also be on terms no less favorable than could be obtained from independent third parties and will be approved by a majority of the independent, disinterested directors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    DIGITAL DATA NETWORKS, INC.
                                    (Registrant)


                                    By:    /s/  Ronald P. Erickson
                                       -----------------------------------
                                       Ronald P. Erickson, Chairman of the Board
                                       (Principal Executive Officer)

                                    Date: May 10, 1996

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                 Capacity                               Date
- ----------                 --------                               ----


/s/  Ronald P. Erickson    Chairman of the Board,             May 10, 1996
- -------------------------  Director, (Principal Executive
Ronald P. Erickson         Officer)


/s/  Donald B. Scott       President and Director             May 10, 1996
- -------------------------
Donald B. Scott


/s/  James F. Biagi, Jr.   Secretary and Director             May 10, 1996
- -------------------------
James F. Biagi, Jr.


/s/  Richard F. Rutkowski  Treasurer and Director             May 10, 1996
- -------------------------
Richard F. Rutkowski


/s/  Richard J. Boeglin    Vice President,                    May 10, 1996
- -------------------------  Finance and Operations
Richard J. Boeglin         (Principal Financial and
                           Accounting Officer)