Form 10QSB
period 1996-03-31
DIGITAL DATA NETWORKS INC
filed 1996-05-15
CIK 949371

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996.

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________to_______________

                       COMMISSION FILE NUMBER:   0-27704

                          DIGITAL DATA NETWORKS, INC.
                 (Name of small business issuer in its charter)


WASHINGTON                                    91-1426372
(State or other jurisdiction of               (IRS Employer
incorporation or organization)                Identification No.)

3102 MAPLE AVENUE, SUITE 230
DALLAS, TEXAS                                 75201
(Address of principal executive offices)      (Zip Code)

                                 (214) 969-7200
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [    ] No [ X ]

As of May 3, 1996, 2,027,047 shares of Common Stock and 1,840,000 Common Stock Purchase Warrants were outstanding.

                                     INDEX

                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

     1.   Financial Statements                                                3

     2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           7

PART II.  OTHER INFORMATION

     1.   Legal Proceedings                                                  (a)

     2.   Changes in Securities                                              (a)

     3.   Defaults Upon Senior Securities                                    (a)

     4.   Submission of Matters to a Vote of Security Holders                (a)

     5.   Other Information                                                  (a)

     6.   Exhibits and Reports on Form 8-K                                   (a)

______________________________________________________________________________

(a) These items are inapplicable or have a negative response and have therefore been omitted.

                          DIGITAL DATA NETWORKS, INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)
                 (Dollars in Thousands, Except Per Share Data)

                                                              DECEMBER 31,   MARCH 31,
                                                                  1995          1996
                                                              -------------  ----------
CURRENT ASSETS
 Cash and cash equivalents                                      $    12        $ 4,243
 Accounts receivable                                                 14             25
 Prepaid expenses and other current assets                            3             51
                                                                -------        -------
     Total Current Assets                                            29          4,319

 EQUIPMENT, net of accumulated depreciation
 of $1,018 and $1,082                                               445            385

 INTANGIBLE AND OTHER ASSETS                                        183            156
                                                                -------        -------

TOTAL ASSETS                                                    $   657        $ 4,860
                                                                =======        =======


CURRENT LIABILITIES
 Accounts payable and accrued liabilities                       $   227        $   177
 Notes payable and accrued interest                                 770            543
 Current portion of long term debt                                   76              -
 Unearned income                                                     54             54
                                                                -------        -------
     Total Current Liabilities                                    1,127            774
                                                                -------        -------

LONG-TERM OBLIGATIONS
 Long-term debt and accrued interest                                947            212
 Expanded software license commitment                               250             75
                                                                -------        -------
     Total Long-Term Obligations                                  1,197            287
                                                                -------        -------

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred Stock, 1 million shares authorized, none issued            -              -
 Common Stock, no par value, 10 million shares authorized,
  704,547 and 2,027,047 shares issued and outstanding             6,359         12,224
 Accumulated Deficit                                             (8,026)        (8,425)
                                                                -------        -------
     Total Stockholders' Equity (Deficit)                        (1,667)         3,799
                                                                -------        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $   657        $ 4,860
                                                                =======        =======

                          DIGITAL DATA NETWORKS, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                  (Dollars in Thousands Except Per Share Data)

                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                         ----------------
                                                         1995        1996
                                                         ----        ----
 REVENUES                                                $ 105       $ 101
                                                         -----       -----

 EXPENSES:
 Direct operating costs                                    120          86
 Salaries and related                                      182         278
 Marketing, general and administrative                      62          82
 Financing, legal and other consulting                      59          50
                                                         -----       -----
   Total Expenses                                          423         496
                                                         -----       -----

 Loss Before Interest Expense                              318         395

 INTEREST EXPENSE (INCOME):
 Interest expense                                           41          26
 Interest income                                             -         (22)
                                                         -----       -----
   Net Interest Expense                                     41           4
                                                         -----       -----


 NET LOSS                                                $ 359       $ 399
                                                         =====       =====

 NET LOSS PER SHARE                                      $(.63)      $(.29)
                                                         =====       =====

                          DIGITAL DATA NETWORKS, INC.
                          ---------------------------
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (Dollars in Thousands)

                                                            THREE MONTHS
                                                            ENDED MARCH 31,
                                                        ----------------------
                                                            1995        1996
                                                           ------      ------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                  $ (359)      $ (399)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
   Depreciation and amortization                              80           83
   Increase (decrease) in accrued interest                    41          (69)
   Increase (decrease) in accounts payable                    61          (50)
   Other                                                      82           69
                                                          ------       ------
Net Cash Used by Operating Activities                        (95)        (366)
                                                          ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES
 Increase in notes receivable                               --            (50)
 Purchases of equipment                                     --             (3)
                                                          ------       ------

Net Cash Used by Investing Activities                       --            (53)
                                                          ------       ------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock                     --          5,857
 Proceeds from issuance of notes payable                     105           30
 Repayment of expanded software license commitment          --           (225)
 Repayment of notes payable                                 --         (1,012)
                                                          ------       ------

Net Cash Provided by Financing Activities                    105        4,650
                                                          ------       ------

Net Increase (Decrease) in Cash and Cash Equivalents         (10)       4,231

CASH AND CASH EQUIVALENTS
 Beginning of Period                                          29           12
                                                          ------       ------

 End of Period                                            $   19       $4,243
                                                          ======       ======

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
 Exchange of debt for equity                              $3,120       $   --

                          DIGITAL DATA NETWORKS, INC.
                         NOTES TO FINANCIAL STATEMENTS


  NOTE 1  DESCRIPTION OF BUSINESS

  Digital Data Networks, Inc. (the "Company"), a wireless, passenger communication and advertising company, is principally engaged in development, design, installation and operation of the "digital information network", a network of computerized electronics message displays that deliver current news, information and advertising to riders on-board public transit vehicles. The digital information network consists of a series of electronic information displays utilizing digital radio transmission technology. The Company currently operates the digital information network on the entire bus fleet of Dallas Area Rapid Transit ("DART") and on a portion of the buses of Rhode Island Public Transit Authority.

  The financial statements presented herein include all adjustments which are, in the opinion of management, necessary to present fairly the operating results for the interim periods reported. The financial statements should be read in conjunction with the audited, annual financial statements for the year ended December 31, 1995, included in the Company's Annual Report on Form 10-KSB.

  NOTE 2 INITIAL PUBLIC OFFERING AND REPAYMENT OF CERTAIN INDEBTEDNESS

  In February 1996, the Company closed its initial public offering and received net cash proceeds of approximately $5.9 million, after deduction for underwriters commissions and certain other offering related costs, from the issuance of 1,322,500 shares of its common stock and 1,840,000 of its common stock purchase warrants. The Company has reported proceeds received from the sale of common stock and warrants, net of related stock issue costs, as an increase in common stock. The warrants are redeemable after one year, under certain circumstances, and entitle the holder to purchase one share of the Company's common stock at an exercise price of $6 per share during five years commencing upon issuance.

  During the three months ended March 31, 1996, as a result of the closing of its initial public offering, the Company paid $225,000 representing the Expanded License Payment obligation due to its software supplier. This payment included an additional $50,000 over the minimum payment obligation originally recorded as an intangible asset. This increment has been recorded as an intangible asset and is being amortized straight line over the remaining estimated useful life.

  Additionally, during the three months ended March 31, 1996, as a result of the closing of its initial public offering the Company repaid in full, totaling approximately $548,000, its 10% promissory notes due December 1995 (which had been extended to March 1996), and in accordance with certain mandatory prepayment conditions, repaid certain of its other promissory notes payable, including approximately $48,000 of its 5% demand notes, $125,000 of its 8% notes, $150,000 of its 10% notes due March 1997, $50,000 of its secured notes, and approximately $57,000 of its 11% to 12% notes.

  The Company's proforma supplemental loss per share for the three months ended March 31, 1996 approximates $(.23) presented on a basis as if the 1996 public offering and related interest-bearing debt repayment with a portion of the proceeds therefrom, had occurred at the beginning of such period.

  NOTE 3  EXCHANGE OF DEBT FOR COMMON STOCK

  During the three months ended March 31, 1995, certain holders of the Company's 5% Convertible Promissory Notes having a combined principal and accrued interest total approximating $2.9 million, and the holder of a Company 5% $150,000 promissory note agreed to exchange such debt and related accrued interest for approximately 232,500 shares of Company common stock. On a supplemental basis, giving effect to the exchange of debt for common stock as if it had occurred at the beginning of such period, loss per share would have approximated $(.54) for the three months ended March 31, 1995.

  NOTE 4  INCOME TAXES

  As a result of losses for each of the interim periods, there was no provision for income taxes recorded.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Results of Operations

       For the three months ended March 31, 1996, revenues decreased 4% to $101,000, due to a decrease in advertising revenues generated from the DART system. This decrease is primarily the result of having only one salesperson during this three-month period versus three salespeople last year during the same period. Direct operating expenses decreased $34,000, primarily the result of royalty amounts due to DART being reduced from 22% of revenues to 4%, and to a lesser extent due to tighter cost controls.

       The net loss for the three months ended March 31, 1996 increased approximately $40,000, or 11%, due to the increase in salaries and related expenses of $96,000, primarily as a result of discretionary bonus awards, and to a lesser extent to an increase in base compensation for executive officers. The increase in salaries and related expenses was partially offset by a decrease in interest expense of $15,000, the result of retiring many of the Company's short-term and long-term obligations after the Company completed its public offering in February 1996, and an increase in interest income, the result of earnings on public offering proceeds.

       Financial Condition, Liquidity and Capital Resources

       In February 1996, the Company closed its initial public offering and realized cash proceeds of approximately $5.9 million, net of underwriter's commissions and certain offering related costs. Approximately $1 million of offering proceeds were utilized for the repayment of certain notes payable and $225,000 of offering proceeds were utilized for the payment of amounts due relating to expanded software license obligations. Cash used by operating activities approximated $366,000 and included payment from offering proceeds of approximately $70,000 of accrued interest and $60,000 of accounts payable for which payment had been deferred beyond normal terms as a result of creditors' forbearance.

       Although the Company has no present commitments to do so, as described more fully in the prospectus relating to the stock offering, estimates of anticipated uses of proceeds include approximately $1 million for capital expenditures. Pending use of offering proceeds to fund operating activities, capital expenditures, and potential future business acquisitions, the Company has invested such proceeds in short-term, interest-bearing investments with banks and other commercial financial institutions.

       In March 1996, the Company signed a Letter of Intent to acquire Pro.NET Communications, Inc. ("Pro.NET"), a full service Internet provider based in Vancouver, British Columbia, Canada. In this regard, the Company made a $50,000 bridge loan to Pro.Net. Pro.Net has total assets of approximately $200,000 and has reported revenues of approximately $200,000 during the past two years since its incorporation.

       The consummation of this business combination is subject to and contingent upon certain events and yet-to-be-determined conditions, representations and warranties. If consummated, it is expected that the acquisition of Pro.NET would be accomplished primarily through the issuance of shares of the Company's Common Stock.

       The Company believes that the cash provided by the net proceeds of its February 1996 stock offering, interest earned from the proceeds and anticipated revenues from operations should be sufficient to fund the Company's working capital requirements for at least the next 24 months.

       Effect of Recently Issued Accounting Standards

       Recently issued accounting standards having relevant applicability to the Company consist primarily of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), which establishes standards for accounting for stock-based compensation. SFAS No. 123 is effective for financial statements for fiscal years beginning after December 15, 1995. It is not expected that the Company will adopt the "fair value based method" of accounting for stock options, which is encouraged by SFAS No. 123, but rather will continue to account for such, utilizing the "intrinsic value based method" as is allowed by that statement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      Digital Data Networks, Inc.
                                      (Registrant)


Date:    May 10, 1996                 By:   /s/    Donald B. Scott, Jr.
                                           ------------------------------------
                                            Donald B. Scott, Jr., President



Date:    May 10, 1996                 By:    /s/    Richard J. Boeglin
                                           ------------------------------------
                                            Richard J. Boeglin
                                            Vice President, Finance & Operations