Form 10QSB
period 1996-06-30
DIGITAL DATA NETWORKS INC
filed 1996-08-14
CIK 949371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of June 30, 1996, 2,210,000 shares of Common Stock and 1,840,000 Common Stock Purchase Warrants were outstanding.

                                      INDEX

                                                                          Page

PART I.  FINANCIAL INFORMATION

                     Financial Statements                                  3

                     Management's Discussion and Analysis                  9
                     of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                       (a)

         Item 2.   Changes in Securities                                   (a)

         Item 3.   Defaults Upon Senior Securities                         (a)

         Item 4.   Submission of Matters to a Vote of Security Holders     11

         Item 5.   Other Information                                       11

         Item 6.     Exhibits and Reports on Form 8-K                      16













- ----------------------------------------------------------------------------

      These items are inapplicable or have a negative response and have therefore been omitted.

                           DIGITAL DATA NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)


                                                                          December 31,         June 30,
                                                                              1995               1996
                                                                           ---------           ------
CURRENT ASSETS
   Cash and cash equivalents                                               $      12            $ 3,842
   Accounts receivable                                                            14                 55
   Prepaid expenses and other current assets                                       3                104
                                                                           ---------            -------
         Total Current Assets                                                     29              4,001

   EQUIPMENT, net of accumulated depreciation
   of $1,018 and $ 1,156                                                         445                362

   INTANGIBLE ASSETS, net of accumulated
   amortization of $159 and $225                                                 183                726
                                                                           ---------            -------

TOTAL ASSETS                                                               $     657            $ 5,089
                                                                           =========            =======




CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                $     227            $   230
   Notes payable and accrued interest                                            770                775
   Current portion of long term debt                                              76                  -
   Unearned income                                                                54                 80
                                                                           ---------            -------
         Total Current Liabilities                                             1,127              1,085
                                                                           ---------            -------

LONG-TERM OBLIGATIONS
   Long-term debt and accrued interest                                           947                  -
   Expanded software license commitment                                          250                 75
         Total Long-Term Obligations                                           1,197                 75
                                                                           ---------            -------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred Stock, 1 million shares authorized, none issued                       -                  -
   Common Stock, no par value, 10 million shares authorized,
     704,547 and  2,210,000 shares issued and outstanding                      6,359             13,047
   Accumulated Deficit                                                        (8,026)            (9,118)
                                                                           ---------            -------
         Total Stockholders' Equity (Deficit)                                 (1,667)             3,929
                                                                           ---------            -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                       $     657            $ 5,089
                                                                           =========            =======

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)



                                                 Three Months                            Six Months
                                                  Ended June 30,                          Ended June 30,
                                               1995          1996                    1995          1996


   REVENUES                                 $    97        $  126                  $  202         $  227
                                            -------        ------                  ------         ------

   EXPENSES:
      Direct operating costs                    115           139                     235            245
      Product development costs                   -           303                       -            303
      Salaries and related                      138           280                     320            558
      Marketing, general and administrative      99           120                     161            202
      Financing, legal and other consulting      64            10                     123             40
                                            -------         -----                  --------         ----
       Total Expenses                           416           852                     839          1,348
                                            -------         -----                  ------         ------

      Loss Before Interest Expense              319           726                     637          1,121
                                            -------         -------                --------        -----

   INTEREST EXPENSE (INCOME):
      Interest expense                           28            15                      69             41
      Interest income                             -           (48)                      -           (70)
                                            -------         ------                 ------         ------
      Net Interest Expense (Income)              28           (33)                     69           (29)
                                            -------         ------                 ------         ------

   NET LOSS                                 $  (347)        $(693)                 $  (706)      $(1,092)
                                            ========        ======                 ========      ========


   NET LOSS PER SHARE                       $  (0.52)       $(0.34)                $ (1.15)      $  (0.63)
                                            ==============================================================

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                         Six Months
                                                                                       Ended June 30,
                                                                                    1995            1996
                                                                                 -------        --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                        $   (706)      $  (1,092)
    Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                                                 162             215
       Product development costs                                                       -             303
       Non-cash compensation expense relating to
          Common Stock issued to employees                                             -              95
       Increase (decrease) in accrued interest                                        61            (123)
       Increase (decrease) in accounts payable                                        71            (191)
       Other                                                                          92              17
                                                                                --------       ---------
Net Cash Used by Operating Activities                                               (320)           (776)
                                                                                ---------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of equipment                                                           (19)            (22)
                                                                                ---------      ----------

Net Cash Used by Investing Activities                                                (19)            (22)
                                                                                ---------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock, net of stock issue costs                  25           5,823
    Proceeds from issuance of notes payable                                          305              30
    Repayment of expanded license commitment                                           -            (225)
    Repayment of notes payable                                                        (5)         (1,000)
                                                                                ---------      ----------

Net Cash Provided by Financing Activities                                            325           4,628
                                                                                --------       ---------

Net Increase (Decrease) in Cash and Cash Equivalents                                 (14)          3,830

CASH AND CASH EQUIVALENTS
    Beginning of Period                                                               29              12
                                                                                --------       ---------

    End of Period                                                               $     15       $   3,842
                                                                                ========       =========



SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
    Exchange of debt for equity                                                 $  3,120       $       -
    Common Stock issued in business acquisitions                                $      -       $     761

                           Digital Data Networks, Inc.
                   Notes to Consolidated Financial Statements


Note 1  Description of Business

Digital Data Networks, Inc. (the "Company"), a wireless, passenger communication and advertising company, is principally engaged in development, design, installation and operation of the "digital information network", a network of computerized electronics message displays that deliver news, information and advertising to riders on-board public transit vehicles. The digital information network consists of a series of electronic information displays utilizing digital radio transmission technology. The Company currently operates the digital information network on the entire bus fleet of Dallas Area Rapid Transit ("DART") and on a portion of the buses of Rhode Island Public Transit Authority.

As more fully described in Note 4, as a result of recent acquisitions of two Internet related businesses, the Company is also engaged in other operating and development activities. The Company's subsidiary, Pro.Net Communications, Inc. ("Pro.Net"), provides a range of Internet offerings to business customers, including connectivity services to local subscribers, Intranet services to corporations, and the development of on-line working programs for commercial clients. Pro.Net's present primary operations are in Vancouver, British Columbia, Canada. The Company's subsidiary, Cyber America Corporation ("Cyber America"), is a primary services provider to the Internet, presently in the development stage of implementation and marketing its service capabilities. The Company's financial statements are consolidated and include the results of operations of its acquired subsidiaries from the date of their acquisition. Intercompany account balances and transactions are eliminated in consolidation.

The consolidated financial statements presented herein include all adjustments which are, in the opinion of management, necessary to present fairly the operating results for the interim periods reported. The financial statements should be read in conjunction with the audited, annual financial statements for the year ended December 31, 1995, included in the Company's Annual Report on Form 10-KSB.

Certain reclassifications have been made to prior period financial statements in order to conform to current period classifications.

Note 2 Initial Public Offering and Repayment of Certain Indebtedness

In February 1996, the Company closed its initial public offering and received net cash proceeds of approximately $5.8 million, after deduction for underwriters commissions and certain other offering related costs, from the issuance of 1,322,500 shares of its common stock and 1,840,000 of its common stock purchase warrants. The Company has reported proceeds received from the sale of common stock and warrants, net of related stock issue costs, as an increase in common stock. The warrants are redeemable after one year, under certain circumstances, and entitle the holder to purchase one share of the Company's common stock at an exercise price of $6 per share during five years commencing upon issuance.

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

Additionally, during February and March 1996, as a result of the closing of its initial public offering the Company repaid in full, totaling approximately $548,000, its 10% promissory notes due December 1995 (which had been extended to March 1996), and in accordance with certain mandatory prepayment conditions, repaid certain of its other promissory notes payable, including approximately $48,000 of its 5% demand notes, $125,000 of its 8% notes, $150,000 of its 10%
notes due March 1997, $50,000 of its secured notes, and approximately $57,000 of its 11% to 12% notes.

The Company's proforma supplemental loss per share for the six months ended June 30, 1996 approximates $(.60) presented on a basis as if the 1996 public offering and related interest-bearing debt repayment with a portion of the proceeds therefrom, had occurred at the beginning of such period.

Note 3  Exchange of Debt for Common Stock

During the six months ended June 30, 1995, certain holders of the Company's 5% Convertible Promissory Notes having a combined principal and accrued interest total approximating $2.9 million, and the holder of a Company 5% $150,000 promissory note agreed to exchange such debt and related accrued interest for approximately 232,500 shares of Company common stock. On a supplemental basis, giving effect to the exchange of debt for common stock as if it had occurred at the beginning of such period, loss per share would have approximated $(1.07) for the six months ended June 30, 1995.

Note 4 Business Acquisitions

On June 3, 1996, the Company acquired all of the outstanding common stock of Pro.Net for 100,000 shares of the Company's common stock valued at approximately $480,000. Shares of Company common stock issued are subject to a two year resale restriction, and were recorded at their estimated fair value determined on the basis of discounting (for, among other things, resale restrictions) the closing market value of Company common stock at the acquisition date. The total purchase price, including assumed liabilities at their estimated fair values (which approximate book value), is allocated to assets acquired based on preliminary estimates of fair value. Assets acquired include tangible assets (which fair values are estimated to approximate book value) and identifiable intangible assets, a customer subscription base. The excess of purchase price over fair value of current assets has been allocated to non-current tangible and intangible assets based upon their relative estimated fair values. Intangible assets recorded in purchase accounting approximate $600,000 and are amortized over five years.

On June 14, 1996, the Company acquired all of the outstanding common stock of Cyber America for 50,000 shares of the Company's common stock valued at approximately $280,000. One of the Company's Directors had a family member who was a majority shareholder of Cyber America. Shares of Company common stock issued are subject to a two year resale restriction, and were recorded at their estimated fair value determined on the basis of discounting (for, among other things, resale restrictions) the closing market value of Company common stock at the acquisition date. The total purchase price, including assumed liabilities at their estimated fair values (which approximate book value), is allocated to assets acquired based on preliminary estimates of fair value. Assets acquired include tangible assets (which fair values are estimated to approximate book value) and identifiable intangible assets, products in development. The estimated value of products in development which are not deemed to have attained technological feasibility, as defined, are capitalized in purchase accounting at their estimated fair values of approximately $303,000 and immediately expensed as product development cost subsequent to recording the business combination.

The following unaudited pro forma summary presents financial information on the basis as if the business combination of Pro.Net and Cyber America had occurred at the beginning of the periods presented. The pro forma information is based on historical information and is not necessarily indicative of results of operations that would have occurred, nor is it necessarily indicative of future results of operations of the combined companies (in thousands, except per share data):

         .........               Year Ended            Six Months Ended
         .........            December 31, 1995              June 30, 1996
                              -----------------              -------------
         Revenues.                  $    678                   $  308
                                    ========                   ======
         Net loss.                  $ (1,683)                  $ (799)
                                    ========                   =======
         Net loss per share         $  (2.10)                  $(0.43)
                                    =========                  =======

The above pro forma financial information does not include non-recurring expenses of approximately $303,000 of expenses recorded in June 1996 immediately subsequent to recording the business combination relating to the estimated fair value of intangible assets acquired associated with products in development which have not been determined to have yet attained technological feasibility.


Note 5  Income Taxes

As a result of losses for each of the interim periods, there was no provision for income taxes recorded.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

         Results of Operations

         Revenues increased $25,000 from $202,000 to $227,000 during the six months ended June 30, 1996, as compared to the prior year period. This increase is the result of the acquisition of Pro.Net Communications, Inc., which had revenues of $18,000 during this period, and an increase in the Company's Transit Network operation of $7,000. Cyber America Corporation, which was also acquired in the second quarter, had no revenues during this period. Total expenses increased from $839,000 to $1,348,000 during the six months ended June 30, 1996 as compared to the prior year period, primarily the result of a one-time charge of $303,000 in connection with the acquisition of Cyber America Corporation, and total operating costs in the amount of $133,000 incurred by Pro.Net Communications, Inc.

         The non-recurring product development costs charge of $303,000 relates to the expensing of the estimated fair value of intangible assets acquired as it relates to products in development acquired in the Cyber America acquisition. Under generally accepted accounting principles, such product development costs are required to be expensed until technological feasibility, as defined, has been attained.

         The net loss for the six months ended June 30, 1996 as compared to the prior year period increased $386,000 to $1,092,000. The Company's Transit Network operation's losses decreased $61,000, such improvement being contributed to by the retirement of certain short-term and long-term debt obligations, which reduced interest expense by $28,000, and the receipt of public offering proceeds, from which the Company earned an additional $70,000 of investment income, compared to the prior year period. This decrease in net loss was offset by net losses of $5,000 and $155,000 by Cyber America and Pro.Net, respectively, and the Company's one-time charge in the amount of $303,000, as previously described.

         Financial Condition, Liquidity and Capital Resources

         In February 1996, the Company closed its initial public offering and realized cash proceeds of approximately $5.9 million, net of underwriter's commissions and certain offering related costs. Approximately $1 million of offering proceeds were utilized for the repayment of certain notes payable and $225,000 of offering proceeds were utilized for the payment of amounts due relating to expanded software license obligations. Cash used by operating activities approximated $776,000 and included payment from offering proceeds of approximately $70,000 of accrued interest and $60,000 of accounts payable for which payment had been deferred beyond normal terms as a result of creditors' forbearance.

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

         At June 30, 1996, the Company's principal assets consisted of approximately $3.8 million of cash, of which approximately $3.7 million was invested in short-term, interest-bearing investments with banks and other financial institutions, and from which interest income is earned. The Company's total obligations of $1.16 million consisted primarily of $185,000 in accrued expenses and $700,000 in short-term notes payable incurred by the Company's Transit Network operations.

         The Company believes that its future operating results, liquidity, and capital resources will improve, the result of anticipated revenue growth by Pro.Net Communications, Inc. and the commencement of revenue generation by Cyber America Corporation in the near future.

         The Company believes that with the cash it has invested in short-term financial instruments, interest earned from these investments, and anticipated revenues from operations, the Company's working capital requirements will be sufficient for at least the next 24 months.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On June 17, 1996, the Registrant held its Annual Meeting of Shareholders. An election of the board of directors was held, with Ronald P. Erickson, Donald B. Scott, Jr., James F. Biagi, Jr. and Richard F. Rutkowski being nominated to serve as directors until the next annual meeting or until their successors have been elected and qualified. The results of the vote for the election of directors were as follows:

NAME     .........                      FOR                   AGAINST           ABSTAIN

Ronald P. Erickson                  1,657,922                   -0-              18,115
Donald B. Scott, Jr.                1,665,255                   -0-              10,782
James F. Biagi, Jr.                 1,670,794                   -0-               5,243
Richard F. Rutkowski                1,670,794                   -0-               5,243

A vote was also held for the ratification of the appointment of BDO Seidman, LLP as the Registrant's independent public accountants, to examine the Registrant's financial statements for the current year ending December 31, 1996 and to perform other appropriate accounting services. The results of the vote on the ratification of BDO Seidman, LLP as the Registrant's independent public accountants were as follows:

                            ......... FOR         -    1,665,838
                            ......... AGAINST     -    4,900
                            ......... ABSTAIN     -    5,299

Shareholders also voted on the approval of the Registrant's 1996 Combined Incentive and Nonqualified Stock Option Plan. The results of the vote were as follows:

SHARES REPRESENTED IN PERSON OR BY PROXY     -        1,100,792
         .........                   FOR     -          969,701
         .........               AGAINST     -           63,629
         .........               ABSTAIN     -           67,462


Item 5.  Other Information

Pursuant to a Stock Purchase Agreement dated June 14, 1996, the Registrant acquired all of the outstanding capital stock of Cyber America Corporation, a Pennsylvania corporation, as well as Cyber America Corporation's pending patent on the implementation of its technology. The Registrant issued 50,000 shares of its Common Stock, no par value, to the three (3) shareholders of Cyber America Corporation in exchange for all of its outstanding capital stock. One of the three shareholders of Cyber America Corporation, Joseph Rutkowski, is the brother of Richard F. Rutkowski, a director of the Company.

All shareholders who received shares of the Registrant's Common Stock relating to this transaction did so for investment purposes and without a view toward distribution. Further, all stock certificates issued in connection with this transaction were stamped with a restrictive legend prohibiting transfer of said shares for a period of twenty-four (24) months.

Cyber America Corporation is a primary service provider to the Internet, with a unique implementation of fast packet communication technology, which brings corporate customers and retail service providers closer to the backbone of the Internet.

Effective July 10, 1996, Ronald P. Erickson resigned from the Board of the Company and from his position has Chairman of the Board. Donald B. Scott, the Company's president, was elected as the new Chairman of the Board, and Stephen
R. Willey, Executive Vice President of Microvision, Inc., was elected as a director to fill the vacated seat on the Board.

Pro forma financial information required pursuant to Item 7(b) of Form 8-K relating to the acquisition of Pro.Net Communications, Inc. as reported in Item 2 of the Company's June 3, 1996 Current Report on Form 8-K, is filed herewith on the following pages 13 through 15 of this Form 10-QSB.

                           Digital Data Networks, Inc.
                   Proforma Consolidated Financial Information

The following unaudited pro forma consolidated financial information has been prepared in accordance with guidelines established by regulations promulgated by the Securities and Exchange Commission. The unaudited pro forma consolidated statements of operations for the year ended December 31, 1995 and the six months ended June 30, 1996 include the results of operations of Digital Data Networks, Inc.("Digital Data"), Pro.Net Communications, Inc. ("Pro.Net") and Cyber America Corporation ("Cyber America") for the respective periods presented to the extent that such companies were in existence during such periods and give effect to the pro forma adjustments determined on the basis as described below as if all such transactions had occurred at the beginning of the respective periods.

         1. The business acquisitions of Pro.Net and Cyber America are accounted for utilizing the purchase method of accounting. The estimated fair value attributed to Company Common Stock issued to former Pro.Net and Cyber America stockholders approximated $480,000 and $280,000, respectively. Shares of Company Common Stock issued are subject to a two year resale restriction, and were recorded at their estimated fair value determined on the basis of discounting (for, among other things, resale restrictions) the closing market value of Company Common Stock at the acquisition date.

         2. The total purchase price for each acquired company, including assumed liabilities at their estimated fair values (which approximates book value), is allocated to assets acquired based on preliminary estimates of fair values. Pro.Net assets acquired include tangible assets (which fair values are estimated to approximate book value) and identifiable intangible assets, a customer subscription base. The excess of purchase price over fair value of current assets has been allocated to non-current tangible and intangible assets based upon their relative estimated fair values. Intangible assets recorded in purchase accounting approximate $600,000 and are amortized over five years. Cyber America assets acquired include tangible assets (which fair values are estimated to approximate book value) and identifiable assets, products in development. The estimated value of products in development which are not deemed to have attained technological feasibility, as defined, are capitalized in purchase accounting at their estimated fair values of approximately $303,000 and immediately expensed as product development cost subsequent to recording the business combination.

         3. Increased amortization expense results from amortization of intangible assets recorded in the purchase price allocation of the Pro.Net business combination based on preliminary estimates of fair value.

These pro forma consolidated financial statements are not necessarily indicative of future results of operations of the Company.

                           DIGITAL DATA NETWORKS, INC.
            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                  (thousands of dollars, except per share data)

                     For The Six Months Ended June 30, 1996



                                                                                  Cyber       Pro Forma      Proforma
                                                Digital Data      Pro,Net        America      Adjustments    Consolidated

REVENUES                                         $   209         $    99        $     -         $     -        $   308
                                                 -------         -------        -------         -------        -------

EXPENSES
    Direct operating costs                           228              64              -              50(a)        342
    Salaries and related                             434               -              -               -           434
    Marketing, general and administrative            183              95             19               -           297
    Financing, legal and other consulting             38              25              -               -            63
                                                 -------         -------        -------         -------        -------

TOTAL EXPENSES                                       883             184             19              50          1,136
                                                 -------         -------        -------         -------        -------

LOSS BEFORE INTEREST EXPENSE
                                                     674              85             19              50            828
                                                 -------         -------        -------         -------        -------

INTEREST EXPENSE (INCOME)
    Interest Income                                  (70)              -              -               -            (70)
    Interest Expense                                  41               -              -               -             41
                                                 -------         -------        -------         -------        -------
    Net interest income                              (29)              -              -               -            (29)
                                                 --------        -------        -------         -------        --------

NET LOSS                                       $    (645)      $     (85)     $     (19)      $     (50)     $    (799) (b)
                                                 ========        ========       ========        ========         =====

NET LOSS PER SHARE                                                                                           $   (0.43) (c)
                                                                                                               =======



(a) To reflect pro forma increased amortization charges resulting from the allocation of the purchase price paid for Pro.Net, based upon estimated remaining useful lives of five years.

(b) In accordance with guidelines established by the Securities and Exchange Commission, proforma net loss does not include approximately $303,000 of expense to be recorded immediately subsequent to recording the business combination relating to the esteemed fair value of intangible assets acquired associated with products in development which have not been determined to have yet attained technological feasibility.

(c) Calculated on the basis of approximately 1,847,000 weighted average shares of Common Stock for the six months ended June 30, 1996, respectively. Stock options were not included in such computations as the effects were antidilutive.

                           DIGITAL DATA NETWORKS, INC.
            UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                  (thousands of dollars, except per share data)

                      For The Year Ended December 31, 1995




                                                                              Pro Forma       Proforma
                                                Digital Data      Pro.Net     Adjustments     Consolidated

REVENUES                                         $   498         $     180      $     -         $   678
                                                 -------         ---------      -------         -------

EXPENSES
    Direct operating costs                           466                83          120 (a)        669
    Salaries and related                             615                 -            -            615
    Marketing, general and administrative            306               210            -            516
    Financing, legal and other consulting            379                42            -            421
                                                 -------         ---------      -------         -------

TOTAL EXPENSES                                     1,766               355          120           2,221
                                                 -------         ---------      -------         -------

LOSS BEFORE INTEREST EXPENSE                        1,268              155          120           1,543

INTEREST EXPENSE                                     140                -             -             140
                                                 -------         --------       -------         -------


NET LOSS                                       $  (1,408)      $      (155)   $    (120)      $  (1,683) (b)
                                                 ========        ==========     ========        ========

NET LOSS PER SHARE                                                                            $   (2.10) (c)
                                                                                                =========


(a) To reflect pro forma increased amortization charges resulting from the allocation of the purchase price paid for Pro.Net, based upon estimated remaining useful lives of five years.

(b) In accordance with guidelines established by the Securities and Exchange Commission, proforma net loss does not include approximately $303,000 of expense to be recorded immediately subsequent to recording the business combination relating to the estimated fair value of intangible assets acquired associated with products in development which have not been determined to have yet attained technological feasibility.

(c) Calculated on the basis of approximately 800,000 weighted average shares of Common Stock for the year ended December 31, 1995. Stock options were not included in such computations as the effects were antidilutive.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits - none filed with this report.

         (b) The Registrant filed a Form 8-K with the Securities and Exchange Commission on June 17, 1996, to report the acquisition of Pro.Net Communications, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 Digital Data Networks, Inc.
                                                 (Registrant)


Date:    August 13, 1996              By:     /s/   Donald B. Scott, Jr.________
                                              ------------------------------
                                              Donald B. Scott, Jr., President



Date:    August 13, 1996              By:    /s/    Richard J. Boeglin__________
                                             ---------------------------
                                             Richard J. Boeglin
                                             Vice President,
                                             Finance & Operations