Form 10QSB
period 1995-12-31
DIGITAL DATA NETWORKS INC
filed 1996-11-14
CIK 949371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of September 30, 1996, 2,271,355 shares of Common Stock and 1,840,000 Common Stock Purchase Warrants were outstanding.

                                      INDEX

                                                                     Page

PART I.  FINANCIAL INFORMATION

     1.  Financial Statements                                         3

     2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                10

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings                                     (a)

     Item 2.   Changes in Securities                                 (a)

     Item 3.   Defaults Upon Senior Securities                       (a)

     Item 4.   Submission of Matters to a Vote of Security Holders   (a)

     Item 5.   Other Information                                      12

     Item 6.   Exhibits and Reports on Form 8-K                       12













----------------------------------------------------------------------------

      These items are inapplicable or have a negative response and have therefore been omitted.

                           DIGITAL DATA NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)


                                                                          December 31,     September 30,
                                                                              1995               1996
                                                                           ---------           ------
CURRENT ASSETS
   Cash and cash equivalents                                               $      12           $  3,209
   Short-term investments                                                          -                325
   Accounts receivable                                                            14                 87
   Prepaid expenses and other current assets                                       3                123
                                                                           ---------            -------
         Total Current Assets                                                     29              3,744

Equipment, net of accumulated depreciation
   of $1,018 and $1,263                                                          445                496

Intangible Assets, net of accumulated
   amortization of $159 and $288                                                 183                794
Other Assets                                                                       -                 60
                                                                           ---------            -------

TOTAL ASSETS                                                               $     657           $  5,094
                                                                           =========           ========




CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                $     227           $    477
   Notes payable and accrued interest                                            770                555
   Current portion of long term debt                                              76                 19
   Unearned income                                                                54                 37
                                                                           ---------            -------
         Total Current Liabilities                                             1,127              1,088
                                                                           ---------            -------

NONCURRENT LIABILITIES
   Long-term debt and accrued interest                                           947                 48
   Expanded software license commitment                                          250                 75
   Other noncurrent liabilities                                                    -                 65
                                                                           ---------            -------
         Total Noncurrent Liabilities                                          1,197                188
                                                                           ---------            -------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred Stock, 1 million shares authorized, none issued                       -                  -
   Common Stock, no par value, 10 million shares authorized,
     704,547 and  2,271,355 shares issued and outstanding                      6,359             13,278
   Accumulated Deficit                                                        (8,026)            (9,460)
                                                                           ---------            --------
         Total Stockholders' Equity (Deficit)                                 (1,667)             3,818
                                                                           ---------            -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                       $     657           $  5,094
                                                                           =========           ========

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)



                                                 Three Months                           Nine Months
                                              Ended September 30,                   Ended September 30,
                                            ---------------------                  ---------------------
                                               1995          1996                    1995          1996
                                            -------        ------                  ------         ------

   REVENUES                                 $   148        $  179                  $  350         $  406
                                            -------        ------                  ------         ------

   EXPENSES:
      Direct operating costs                    122            82                     357            327
      Product development costs (Note4)           -             -                       -            303
      Salaries and related                      151           212                     474            770
      Marketing, general and administrative      63           257                     221            460
      Financing, legal and other consulting     202            12                     325             51
                                            -------         -----                  ------         ------
        Total Expenses                          538           563                   1,377          1,911
                                            -------         -----                  ------         ------

      Loss Before Interest Expense              390           384                   1,027          1,505
                                            -------         -----                  ------          -----

   INTEREST EXPENSE (INCOME):
      Interest expense                           26            18                      95             55
      Interest income                             -           (60)                      -           (126)
                                            -------         ------                 ------         -------
         Net Interest Expense (Income)           26           (42)                     95            (71)
                                            -------         ------                 ------         -------

   NET LOSS                                 $  (416)        $(342)                 $(1,122)      $(1,434)
                                            ========        ======                 ========      ========


   NET LOSS PER SHARE                       $  (.61)        $(.16)                 $(1.77)       $ (.76)
                                            ========        ======                 =======       =======

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                        Nine Months
                                                                                    Ended September 30,
                                                                                 -----------------------
                                                                                    1995            1996
                                                                                 -------        --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                        $ (1,121)      $  (1,434)
    Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                                                 242             351
       Product development costs                                                       -             303
       Other non-cash operating expenses                                             163               -
       Non-cash compensation expense relating to
          Common Stock issued to employees                                             -              95
       Increase (decrease) in accrued interest                                        61            (120)
       Increase in accounts payable                                                   40              57
       Other                                                                          92            (159)
                                                                                --------       ----------
Net Cash Used by Operating Activities                                               (523)           (907)
                                                                                ---------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of equipment                                                           (19)           (192)
    Purchases of investments                                                           -            (367)
                                                                                --------       ----------

Net Cash Used by Investing Activities                                                (19)           (559)
                                                                                ---------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock, net of stock issue costs                  25           5,823
    Proceeds from issuance of notes payable                                          555              90
    Repayment of expanded license commitment                                           -            (225)
    Repayment of notes payable                                                        (9)         (1,025)
                                                                                ---------      ----------

Net Cash Provided by Financing Activities                                            571           4,663
                                                                                --------       ---------

Net Increase (Decrease) in Cash and Cash Equivalents                                  29           3,197

CASH AND CASH EQUIVALENTS
    Beginning of Period                                                               29              12
                                                                                --------       ---------

    End of Period                                                               $     58       $   3,209
                                                                                ========       =========



SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
    Exchange of debt for equity                                                 $  3,120       $     124
    Common Stock issued in business acquisitions                                $      -       $     868

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

As more fully described in Note 4, as a result of recent acquisitions of three Internet related businesses, the Company is also engaged in other operating and development activities. The Company's subsidiary, Pro.Net Communications, Inc. ("Pro.Net"), provides a range of Internet offerings to business customers, including connectivity services to local subscribers, intranet services to corporations, and the development of on-line working programs for commercial clients. Pro.Net's present primary operations are in Vancouver, British Columbia, Canada. The Company's subsidiary, Cyber America Corporation ("Cyber America"), is a primary services provider to the Internet, presently in the development stage of implementation and marketing its service capabilities. The Company's subsidiary, hip Communications, Inc. ("hip"), is a Web page design and development company targeting high-end corporate customers. The Company's financial statements are consolidated and include the results of operations of its acquired subsidiaries from the date of their acquisition. Pro.Net and Cyber America were acquired in June 1996, hip was acquired in September, 1996. Intercompany account balances and transactions are eliminated in consolidation.

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

The Company's proforma supplemental loss per share for the nine months ended September 30, 1996 approximates $(.66) presented on a basis as if the 1996 public offering and related interest-bearing debt repayment with a portion of the proceeds therefrom, had occurred at the beginning of such period.

Note 3  Exchange of Debt for Common Stock

During the six months ended June 30, 1995, certain holders of the Company's 5% Convertible Promissory Notes having a combined principal and accrued interest total approximating $2.9 million, and the holder of a Company 5% $150,000 promissory note agreed to exchange such debt and related accrued interest for approximately 232,500 shares of Company common stock. During the three months ended September 30, 1996, the holder of a Company 5% promissory note agreed to exchange such debt and related accrued interest which together totaled $124,000, for approximately 31,000 shares of the Company's Common Stock. On a supplemental basis, giving effect to the exchange of debt for common stock as if it had occurred at the beginning of such period, loss per share would have approximated $(1.68) for the nine months ended September 30, 1995.

Note 4 Business Acquisitions

On June 3, 1996, the Company acquired all of the outstanding common stock of Pro.Net for 100,000 shares of the Company's common stock valued at approximately $480,000. Shares of Company common stock issued are subject to a two year resale restriction, and were recorded at their estimated fair value determined on the basis of discounting (for, among other things, resale restrictions) the closing price of Company common stock at the acquisition date. The total purchase price, including assumed liabilities at their estimated fair values (which approximate book value), is allocated to assets acquired based on preliminary estimates of fair value. Assets acquired include tangible assets (which fair values are estimated to approximate book value) and identifiable intangible assets, a customer subscription base. The excess of purchase price over fair value of current assets has been allocated to non-current tangible and intangible assets based upon their relative estimated fair values. Intangible assets recorded in purchase accounting approximate $612,000 and are amortized over five years.

On June 14, 1996, the Company acquired all of the outstanding common stock of Cyber America for 50,000 shares of the Company's common stock valued at approximately $280,000. One of the Company's Directors had a family member who was a majority shareholder of Cyber America. Shares of Company common stock issued are subject to a two year resale restriction, and were recorded at their estimated fair value determined on the basis of discounting (for, among other things, resale restrictions) the closing price of Company common stock at the acquisition date. The total purchase price, including assumed liabilities at their estimated fair values (which approximate book value), is allocated to assets acquired based on preliminary estimates of fair value. Assets acquired include tangible assets (which fair values are estimated to approximate book value) and identifiable intangible assets, products in development. The estimated value of products in development which are not deemed to have attained technological feasibility, as defined, are capitalized in purchase accounting at their estimated fair values of approximately $303,000 and immediately expensed as product development cost subsequent to recording the business combination.

On September 27, 1996, the Company acquired all of the outstanding common stock of hip for 30,000 shares of the Company's common stock valued at approximately $107,000. Shares of Company common stock issued are subject to a two year resale restriction, and were recorded at their estimated fair value determined on the basis of discounting (for, among other things, resale restrictions) the closing price of Company common stock at the acquisition date. The total purchase price, including assumed liabilities at their estimated fair values (which approximate book value), is allocated to assets acquired based on preliminary estimates of fair value. Assets acquired include tangible assets (which fair values are estimated to approximate book value) and identifiable intangible assets, a customer subscription base. The excess of purchase price over fair value of current assets has been allocated to non-current tangible and intangible assets based upon their relative estimated fair values. Intangible assets recorded in purchase accounting approximate $118,000 and are amortized over five years.

The following unaudited pro forma summary presents financial information on the basis as if the business combinations of Pro.Net, Cyber America and hip had occurred at the beginning of the periods presented. The pro forma information is based on historical information and is not necessarily indicative of results of operations that would have occurred, nor is it necessarily indicative of future results of operations of the combined companies (in thousands, except per share data):



                                                        Year Ended              Nine Months Ended
                                                     December 31, 1995          September 30, 1996
                                                     -----------------          ------------------
         Revenues                                    $      949                 $      735
                                                     ==========                 ==========
         Net loss                                    $   (1,629)                $   (1,613)
                                                     ==========                 ==========
         Net loss per share                          $    (2.04)                $   (0.79)
                                                     ==========                ===========

The above pro forma financial information does not include non-recurring expenses of approximately $303,000 recorded in June 1996 immediately subsequent to recording the Cyber America business combination relating to the estimated fair value of intangible assets acquired associated with products in development which have not been determined to have yet attained technological feasibility.


Note 5  Income Taxes

As a result of losses for each of the interim periods, there was no provision for income taxes recorded.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

         Results of Operations

         Revenues increased $56,000 from $350,000 to $406,000 during the nine months ended September 30, 1996, as compared to the prior year period. This increase is primarily the result of contributions from Pro.Net Communications, Inc. which was acquired in June 1996, and which has generated revenues of $51,000 since the acquisition. Cyber America Corporation, which was acquired in June 1996, and hip Communications, Inc., which was acquired in September 1996, had no revenues during this period. Revenue from the Company's Transit Network Division increased slightly, from $350,000 to $355,000. Total expenses increased from $1,377,000 to $1,911,000 during the nine months ended September 30, 1996 as compared to the prior year period, due primarily to a one-time charge of $303,000 taken in connection with the acquisition of Cyber America Corporation, and a $296,000 increase in salaries and related, which has increased primarily because of the Company's three acquisitions during 1996. During this same comparative period, marketing, general and administrative increased by $239,000, due primarily to additional working capital requirements of the Company's three acquisitions, while financing, legal and other consulting expenses decreased $274,000, the result of decreased requirements for these services since the Company successfully completed its public offering in 1996.

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

         The $534,000 increase in total expenses, which was offset by the $56,000 increase in revenues, resulted in a loss before interest in the amount of $478,000. Interest expense decreased $40,000 due to the retirement of certain short-term and long-term debt obligations, while interest income, derived from the investment of the public offering proceeds, increased $126,000, resulting in a net loss of $312,000 for the nine months ended September 30, 1996 as compared to the prior year period.

         Financial Condition, Liquidity and Capital Resources

         In February 1996, the Company closed its initial public offering and realized cash proceeds of approximately $5.9 million, net of underwriter's commissions and certain offering related costs. Approximately $1 million of offering proceeds was utilized for the repayment of certain notes payable and $225,000 of offering proceeds was utilized for the payment of amounts due relating to expanded software license obligations. Cash used by operating activities for the nine months ended September 30, 1996 approximated $907,000 and included payment from offering proceeds of approximately $70,000 of accrued interest and $60,000 of accounts payable for which payment had been deferred beyond normal terms as a result of creditors' forbearance, as well as approximately $375,000 in working capital to fund the on-going operations of the three companies the Company acquired in 1996.

         Although the Company has no present commitments to do so, as described more fully in the prospectus relating to the stock offering, estimates of anticipated uses of proceeds include approximately $1 million for capital expenditures. Pending use of offering proceeds to fund operating activities, capital expenditures, and potential future business acquisitions, the Company has invested such proceeds in short-term, interest-bearing investments primarily with banks and other commercial financial institutions.

         At September 30, 1996, the Company's principal assets consisted of approximately $3.2 million of cash, of which approximately $3.1 million was invested in short-term, interest-bearing investments with banks and other financial institutions, and from which interest income is earned. The Company's total obligations of approximately $1.3 million consisted primarily of $477,000 in accrued expenses, $555,000 in short-term notes payable incurred by the Company's Transit Network Division, and $48,000 in long-term debt.

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

Item 5.  Other Information

Pursuant to a Stock Purchase Agreement dated September 12, 1996 and a subsequent Amendment to the Stock Purchase Agreement dated September 25, 1996, the Registrant acquired all of the outstanding capital stock of hip Communications, Inc., a British Columbia, Canada corporation. The Registrant issued 30,000 shares of its Common Stock, no par value, to the sole shareholder of hip Communications, Inc. in exchange for all of its outstanding capital stock.

The sole shareholder who received shares of the Registrant's Common Stock relating to this transaction did so for investment purposes and without a view toward distribution. Further, the stock certificate issued in connection with this transaction was stamped with a restrictive legend prohibiting transfer of said shares for a period of twenty-four (24) months.

hip Communications, Inc. is a Web page design and development company targeting high-end corporate customers.

Item 6.  Exhibits and Reports on Form 8-K

               Exhibits - none filed with this report.

               (b) No Form 8-K was filed by the Registrant during the three months ended September 30, 1996. The Registrant filed a Form 8-K/A with the Securities and Exchange Commission on October 24, 1996, to report the audited financial statements of Pro.Net Communications, Inc. for the fiscal years ended September 30, 1995 and 1994, and the unaudited six-month interim period ended March 31, 1996, as reported in the Registrant's Form 8-K dated June 18, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             Digital Data Networks, Inc.
                                            (Registrant)


Date:    November 14, 1996           By:     /s/   Donald B. Scott, Jr.________
                                             ------------------------------
                                             Donald B. Scott, Jr., President



Date:    November 14, 1996           By:    /s/    Richard J. Boeglin__________
                                            -------------------------------
                                            Richard J. Boeglin
                                            Vice President, Finance & Operations