Form 10KSB
period 1996-12-31
DIGITAL DATA NETWORKS INC
filed 1997-03-31
CIK 949371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
       [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended December 31, 1996.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year were $683,000.

The aggregate market value of the voting stock held by non-affiliates of the issuer on March 26, 1997 was $11,854,054.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 26, 1997, 2,337,496 shares of Common Stock and 1,840,000 Common Stock Purchase Warrants were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: 1) The information required by Items 9, 10, 11 and 12, Part III is incorporated by reference from the Registrant's definitive proxy statement.

                                     PART I

Item 1.     Business.

Company Background

         Digital Data Networks, Inc. (the "Registrant" or the "Company"), was incorporated as Transit Information Systems, Inc. under the laws of the State of Washington on October 17, 1988. The present name was adopted in July, 1995. The Company also operates as The Transit Network under an assumed name certificate. The Company's offices are currently located at 3102 Maple Avenue, Suite 230, Dallas, Texas 75201, and its telephone number is (214) 969-7200.

         In February 1996, the Company completed the sale of 1,322,500 shares of Common Stock and 1,840,000 Common Stock Purchase Warrants through its initial public offering (the "Public Offering"), and received net cash proceeds of approximately $5.8 million. The Company's Common Stock and Common Stock Purchase Warrants are listed on the Nasdaq SmallCap Market under the trading symbols "DIDA" and DIDAW", respectively.

General

         DDN provides wireless communication systems to the transit industry, and Internet services, targeting primarily the business community.

      The Company's Transit Network Division markets two wireless communication systems to the transit industry: a digital information network which uses an FM subcarrier signal to transmit information, both text and graphic, to riders on-board public transit vehicles; and a next-stop automated audio/visual announcement system which utilizes Global Positioning System
     (GPS) technology to track a vehicle's position, then triggers simultaneous audio and visual announcements of next-stop locations at predetermined points along a route;

      Two wholly owned  subsidiaries  of the Company market  Internet  services:
     Pro.Net is a full service Internet service provider and Web page design firm; and Cyber America is a first-tier Internet provider delivering high speed access directly to the backbone of the Internet. Additionally, the Company recently acquired from SSNN an exclusive license to sell financial news coverage in Canada to small capitalization companies, and to make that financial information available to Internet users at SSNN's Web site.

History

         The Transit Network

         The Company's Transit Network Division markets and operates two systems: a digital information network and a next-stop automated audio/visual announcement system ("NextStop"). The digital information network is a network of computerized electronic displays that delivers information, both text and graphics, to riders on-board public transit vehicles, utilizing an FM subcarrier signal to transmit the data. The Company operates its digital information network on the 824-bus fleet of the DART system as The Transit Network under an assumed name certificate, while its wholly owned subsidiary, DDN Rhode Island, Inc., operates the 66-bus fleet of the RIPTA system under the assumed name The Transit Network. The RIPTA system has served as a test site for the Company since 1988. The DART system began operations in 1991.

         Following passage of the Americans with Disabilities Act ("ADA"), transit authorities began to realize that this law included a mandate that they would have to provide the same information to hearing- and sight-impaired passengers that non-impaired passengers have. The Company foresaw the need to provide audio and visual next-stop announcements for hearing- and sight-impaired riders, and began development of NextStop, a fully automated audio and visual next-stop announcement system utilizing GPS technology. NextStop was successfully tested on the Company's system in Providence, Rhode Island in October of 1994. Although there are no NextStop systems in operation, the Company intends to aggressively market this product to transit agencies in North America. According to METRO, a transit industry magazine, their 1995 survey of transit bus fleets indicated there were 52,428 buses in service in the largest 100 markets in the U.S. and Canada. Tens of thousands more exist in authorities operating fleets in smaller markets. The Company believes that a substantial number of transit authorities are not in compliance with all areas of the ADA, especially as it concerns the requirement for transit agencies to provide hearing- and sight-impaired passengers with the same information as non-impaired passengers.

         Pro.Net Communications, Inc.

         Pro.Net, a Vancouver, British Columbia based corporation, was organized in October 1994, as a provider of Internet services. Pro.Net's local access service provides customers with a local (i.e. the Greater Vancouver area) point of presence access to the Internet. This service is comprised of quality telecommunications hardware, proven software and reliable communications facilities. Pro.Net intends to continue capitalizing on the demand for Internet access from corporations and individuals by providing Internet access via leased and dial-up lines. Pro.Net also provides consulting or training for clients interested in building an intranet or on-line marketing program. Pro.Net was acquired by the Company in June 1996.

         In September 1996, the Company acquired hip Communications, Inc., another Internet-related company, based in Vancouver, which designs and builds Web sites, primarily for large corporations and government agencies. hip's operations have subsequently been merged with Pro.Net's, allowing Pro.Net to offer Web page design and development in addition to their other Internet services.

         Cyber America Corporation

         With a growing number of businesses emphasizing the importance of high speed connectivity to the Internet, Cyber America's founders originated a unique design implementation process which delivers information to and from the backbone of the Internet faster that traditional methods. Incorporated in March 1996, Cyber America filed a patent application on this design implementation in July, 1996. This pending patent was subsequently assigned to the Company in connection with the acquisition of Cyber America. Unlike traditional primary access providers who are connected to the backbone of the Internet using point-to-point wide area networks, Cyber America has implemented connections from the Internet backbone into various carrier networks, delivering Internet connectivity via broadband fast packet services. This means Cyber America does not have to oversubscribe already congested networks, and can eliminate the multiple layers of routing involved, greatly improving access performance.

         License Agreement with SSNN, Inc.

         SSNN became operational in December 1995, and provides financial information on public companies to Internet users free of charge. SSNN charges an electronic archiving and distribution fee to public companies listed on its Web sites. SSNN intends to use its software and marketing expertise to provide on-line financial news and e-mail services for most foreign equities markets, since foreign public companies have also been traditionally hard to access. SSNN granted an exclusive license to the Company in October 1996, in consideration for 25,000 shares of the Company's Common Stock, which allows the Company to market SSNN's service in Canada. SSNN is currently in negotiations with several other groups who are interested in licensing SSNN's service in Europe, Australia, New Zealand and Hong Kong. The Company believes that if SSNN is successful in establishing name identification in world-wide markets, it will be beneficial to the Company's marketing efforts in Canada.

Strategy

         The Company's strategy centers around three distinct business plans. First, to market its digital information network and NextStop system to transit authorities across the United States and Canada; secondly, to capitalize on the growing demand for Internet services by building its customer base for these services through its Pro.Net and Cyber America operations; and thirdly, to aggressively market SSNN's service to small capitalization companies in Canada who are anxious to expand their financial news coverage to potential buyers of their publicly-traded stock. The Company's strategy to market its wireless communications systems, build its customer base for Internet services and market SSNN's service consists of the following key elements:

               Successful  installation of The Transit Network's NextStop system
              in  the  near  future.   In  order  for  The  Transit  Network  to
              successfully and rapidly expand its NextStop system, the Company believes it is critical to get its first NextStop system installed quickly. With the number of competitors in the industry growing, many of whom also do not yet have their systems installed in any transit fleets, it would be a significant competitive advantage to have a successful, working system in place. The Company is currently preparing to respond to two Requests For Proposals ("RFP"s) for such systems, and believes that it has an excellent chance of being the winning bidder on one or both of these contracts. However, there can be assurance that any contracts will be awarded to the Company.

               Continued  compliance  with and enforcement of the Americans with
              Disabilities Act. The federal mandates that require transit authorities to provide hearing and sight-impaired passengers access to the same information as able-bodied passengers has been the impetus behind transit authorities' willingness to install automated next-stop announcement systems on their transit vehicles. The Company believes it is vital that the Justice Department continue to enforce and pressure transit authorities to comply with all aspects of the Americans with Disabilities Act ("ADA"), or most transit authorities would cease to address these needs, making it difficult to survive in a market with increasing competitors and a reduced demand for these products. The Company will continue to encourage and support disadvantaged and disabled groups whose constituents would benefit from these audio and visual next-stop announcement systems.

               Continued availability of funds for transit authorities.  Funding for wireless communications systems such as The Transit Network's digital information network and NextStop announcement system typically originates from federal programs that pay for 80% to 90% of the total cost, with the remaining difference funded by the local transit authority. The amount of federal dollars available to transit authorities has been shrinking the past few years as the United States Congress has been attempting to reduce the federal budget deficit. The Company believes that if funding remains near current levels, or is reduced only slightly in the future, adequate federal funding exists for transit authorities to purchase these types of systems. Even in the event that federal funding is severely reduced from current levels, the Company believes that transit authorities will still be expected to fulfill all of the ADA requirements. The Company's strategy is to assist interested transit authorities in applying for these funds which are available under certain federal grant programs. Additionally, for transit authorities that can obtain the federal funds, but don't have the necessary 10% - 20% required from local sources, the Company may finance or arrange financing for, all or a portion of that 10% - 20% through a public/private partnership, since it would have long-term benefits for both parties.

               Approval of the Company's pending patent application. On July 12,
              1996, Simon D. Liebman, an officer and director of Cyber America, filed a new patent application for "Fast Packet Internet Access," which was assigned to the Company as part of the Company's acquisition of Cyber America. This patent relates to Internet communications, and is a system for increasing the efficiency and data communication throughput for corporate Internet users and retail Internet user access providers by eliminating many POPs (Points of Presence), routers and other slow network elements. If granted, the Company would be protected from competitors copying the same design implementation, allowing the Company to keep its competitive advantage as it relates to fast and efficient communication over the Internet. If not, there can be no assurance that other companies will not copy this same system, eliminating one of the advantages Cyber America now has over several of it competitors.

               Cyber America maintaining a low customer over-subscription ratio.
              A key element of Cyber America's strategy is to maintain a 2.5:1 customer over-subscription ratio. While some competitors over-subscribe their available bandwidth by ratios as high as 8:1, few, if any, have committed to maintaining such a low ratio. The Company believes it is important to keep this ratio low in order to better handle the higher volume applications such as video distribution and electronic commerce, and intends to adhere to this low over-subscription ratio.

               Pro.Net  maintaining  problem-free  access  to its  service.  The fundamental thrust of Pro.Net's strategy is to attract and maintain corporate customers and individuals who want access to the Internet but are unwilling to tolerate the connection and navigating problems that currently exit with so many other Internet service providers. Pro.Net intends to continue addressing these customer concerns by providing unlimited, high quality set-up assistance, reliable service, state-of-the-art navigation tools and continual emphasis on customer support.

               Rapid enrollment of a sufficient  number of small  capitalization companies joining the SSNN network in Canada. The Company believes that it will be important to enroll a sufficient number of small capitalization companies as quickly as possible in order for the service to be beneficial to visitors of the Company's SSNN Web site, allowing visitors to browse information on several companies, and enticing them to return as an increasing number of companies are added to the network. This will be equally important to subscribing companies joining the SSNN network, as they will want to see other companies on the network to justify their investment in the program. In order to accomplish this goal, the Company will enact two strategies: the Company and SSNN will leverage existing relationships and develop new relationships with brokerage firms that conduct business in small capitalization stocks; and, mount an aggressive mailing and print advertising campaign which will target stock brokers. The Company believes that these actions will enable it to quickly enroll a sufficient number of small capitalization companies at its Web site to create on-going demand for information of this type.

The Transit Network's Digital Information Network

         Background

         The Transit Network's digital information network is a network of computerized electronic displays that delivers transit authority messages, news, information and may optionally include advertising, to riders on-board public transit vehicles. The network consists of specialized electronic LED displays, transmission protocol, and control software. Each system requires an agreement with a local FM radio station for the use of an FM subcarrier frequency. The Company does not believe that the cost of these arrangements will be a significant expense.

         The electronic display utilized on the DART and RIPTA buses is approximately six inches high by twenty-six inches in length, strategically located behind and slightly above the driver, and is visible from most areas inside the vehicle. The software for the digital information network is licensed from Sunrise Systems. See "--Digital Information Network Technology" and "--Software License."

         News briefs, weather, trivia questions, sports reports and transit authority information are continuously presented, and can be interspersed with advertising messages as well. The program sequence runs approximately 12-15 minutes, generally assuring that the full program cycle is viewed more than once during an average commute, which lasts approximately 30 minutes according to United States Department of Transportation statistics. Programs are usually updated twice a day, changing content to reflect the demographic profile of riders at different times, to update the news, and to include new information from the transit authority. News stories may be changed more frequently if the events of the day warrant such updates. The Company subscribes to United Press International's (UPI) wire service and receives continuous news stories every few minutes throughout the day via satellite transmission and UPI's software package. With UPI's full service package, the Company is able to obtain up-to-the minute programming information on news, weather, sports and entertainment. Advertising copy is usually supplied by the advertiser, while public service and transit information announcements are provided by the transit authority.

         The digital information network has other important capabilities, including the ability to (i) target specific buses and routes with different programming, (ii) custom design special programming, and (iii) display in Spanish and other foreign languages. The network allows certain messages to be displayed system-wide, on selected vehicles, or on selected routes. In addition to regular programming, special programming can be custom-tailored for specific events. For example, in Dallas, the transit authority uses approximately 100-125 buses to transport fans to Dallas Cowboys football games. Those buses are targeted with a special program that is filled with football and other sports-related features, while the other buses in the fleet continue to run the regular program. This ability to target buses and routes is a feature of the system that can be sold to advertisers desiring to reach specific riders.
Targeting of individual buses which have been chartered for one-day special events is also available on the system.

         Digital Information Network  Technology

         The digital information network consists of specialized electronic LED displays, transmission protocol, and control software. The software allows a programmer to enter information and entertainment data into a personal computer. The program is updated via a high-speed modem connected between the programming site and the transmitting location. It is then broadcast through an FM subcarrier frequency and received by a small antenna located on each bus. The digital information is then transferred into buffer memory inside the LED display. As the program then being displayed completes its cycle, the new data automatically replaces the old data without any interruption. The entire broadcast cycle - from in-house computer, to transmitter, to transit vehicle, to its on-screen appearance, can be completed in just minutes. The Company is responsible for repairing or replacing its electronic displays that are defective or damaged after installation. The Company performs monthly maintenance on all installed message displays.

         Software License

         The Company licenses the software to operate its digital information network from Sunrise Systems, pursuant to a License Agreement (the "Software License") dated November 1, 1995, as amended. The Software License grants the Company a perpetual, fully paid up license to use the software wherever it wishes. The Software License is exclusive with regard to each metropolitan area in the United States and Canada (the "Primary Territory") which has a population of at least 100,000 people, and is otherwise non-exclusive in the Primary
Territory. In areas other than the United States and Canada (the "Option Territory"), the Software License is non-exclusive, although the Software License allows it to become exclusive if certain conditions are met. The Software License requires the Company to pay Sunrise Systems a site fee of $7,500 for any new transit market it enters and allows the Company to sublicense its rights in the software to other entities.

         Transit Authority Marketing

         The Company has contracted with transit authorities in Dallas and Providence, and is continuing to solicit other public transit authorities for the purchase of its digital information network, and/or contract for the exclusive rights to operate its system inside the transit vehicles operated by the authorities. In the latter case, the Company's strategy is to seek long-term, exclusive contracts with transit authorities. The Company initially will seek to penetrate the domestic public transit market comprised of the top transit fleets. In cases where the Company sells its system to transit agencies, the Company will require initial capital during the early stages of installation, since transit authorities typically cannot or will not make payments until certain performance requirements are satisfied. There can be no assurance that the Company will be awarded contracts in any new markets.

         Dallas Area Rapid Transit

         The Transit Network's Dallas operation serves as a prototype for operations in a large transit market. Dallas ranks 13th in the United States bus transit market, with approximately 824 vehicles. The Company entered into a contract with DART on October 16, 1990, which granted the Company exclusive rights to install and operate its digital information network on-board DART's buses for a period of five years. Installation of the DART system was completed in August 1993. The Company and DART entered into a new contract effective October 16, 1995 for an additional three years, which gives DART the right to extend the contract for two additional one-year terms. Under the new contract, the Company pays DART 4% of its gross advertising receipts. In addition, DART has reserved a permanent position on the digital information network program for its exclusive use, as well as limited access to advertising space for its own printed material. The Company must reserve up to 30% of available space on interior advertising panels and one message block on the digital information network during each cycle of messages for DART'S use and public service announcements. Advertising revenues from the interior advertising panels account for less than five percent of total advertising revenues and the reservation of advertising space to DART does not materially affect the Company's total advertising revenues. Maintenance of the digital information network is subcontracted to an independent party. Each bus is inspected at least monthly to ensure that the hardware is functioning properly and the program is accurately displayed. Defective hardware is returned to Sunrise Systems for repair or replacement. Programming errors to date have been minor and are corrected at the Company's office.

         Rhode Island Public Transit Authority

         The Company has operated its digital information network as a test market on approximately 66 RIPTA buses since October 1988. The Company operates the system under an oral arrangement to continue the five-year contract with RIPTA, dated April 1988, which has expired. The contract provided for the exclusive right to install and operate electronic displays on-board RIPTA vehicles in return for a royalty based on a fixed percentage of gross advertising revenues, and for RIPTA to have access to a certain percentage of the Company's program time to display transit authority messages and promotions.

         Advertiser Participation

         In the DART and RIPTA markets, where The Transit Network depends on the sale of advertising to generate revenues, its clients consist primarily of local consumer products and service companies, as well as regional and local offices of national companies. The Company will initially focus on local and regional companies until its system is installed in a sufficient number of transit markets, at which time large advertisers will consider use of their national advertising budgets for transit advertising.
         Competition for Advertisers

         The advertising industry is intensely competitive. The Company competes for advertising dollars with all advertising and promotional channels, including television, radio, magazines, newspapers and direct mailings. Management believes that its primary competition is radio and newspapers, which charge rates significantly higher than those charged by the Company. The Company believes that the primary basis for competition in the advertising industry is price and value, although other factors such as market coverage, audience demographics, and time and cost of production are also of importance.

         Manufacturing, Supply and Installation

         The Company does not intend to manufacture or supply its hardware, but will contract with third parties to produce the equipment. Sunrise Systems assembles The Transit Network's hardware from components and subassemblies manufactured by others pursuant to an exclusive agreement with the Company. While the Company believes that most of such components and subassemblies are available to Sunrise Systems from multiple sources, there can be no assurance that Sunrise Systems will be able to obtain commitments from qualified manufacturers to provide the components and subassemblies within the Company's time and cost estimates. The Company incorporates both system and application software, most of which is licensed from Sunrise Systems. See "-Software License."

         The Company will contract with third party electrical contractors to install the hardware in participating transit authority vehicles. The Company has an agreement with a Dallas electrical contractor who has installed The Transit Network's hardware in DART vehicles, whereby the contractor has the right of first refusal to install the hardware in other transit systems in the United States, unless there are union labor or transit authority requirements which the contractor cannot meet.

The Transit Network's NextStop Automated Audio/Visual Announcement System

         Background

         The Transit Network's NextStop unit was developed in response to the transit industry's requirement to comply with the ADA. Based on the tests of the NextStop announcement system conducted on RIPTA buses, the Company has demonstrated that its system provides hearing- and sight-impaired passengers the same information as non-impaired passengers have with respect to bus routes, destination and stopping points on a route.

         Among other requirements, the ADA requires transit authorities to provide hearing- and sight-impaired passengers with the same type of service they provide to non-impaired passengers. As that relates to transit usage, agencies must provide a means for hearing- and sight-impaired passengers to determine what route they are boarding, and what destinations are upcoming once they begin a trip. To accomplish this, transit authorities must have some type of audio and visual announcement system which can accommodate these requirements.

         Because of heavy capital costs incurred for compliance with the ADA, transit authorities have been forced to gradually phase in compliance with these requirements. Numerous transit agencies have issued Expressions of Interest ("EOIs") or RFPs through public announcements in industry publications to ascertain which vendors' products exist to address these compliance mandates.

         Description

         The NextStop system provides audio and visual announcements of upcoming stops along a bus route. Precise latitude and longitude coordinates for each stop along a route are programmed into the NextStop unit, along with voice announcements that the transit authority wishes to make. An internal GPS receiver tracks the location of the vehicle, and once it crosses one of the designated latitude and longitude points, it acts as a triggering mechanism and activates an audio announcement, while simultaneously displaying the same message visually on a single-line LED screen.

         Using a prototype, NextStop was field-tested on October 11, 1994, in Providence, Rhode Island. RIPTA supplied a map of a typical inner city route which had 24 major stops. The latitude and longitude points were determined for these stops, and then programmed into the unit, along with the appropriate audio and visual announcements. NextStop was initially tested for a seven-day period. After minor modifications, the unit was demonstrated again in April 1995 with positive results.

         Competition

         Over the past twelve to eighteen months, competition in this industry has intensified, as the number of companies providing automated audio and/or visual next-stop announcement systems has grown to approximately twenty. While not every company uses GPS as the triggering mechanism for these automated announcement systems, at least ten companies do. Many of the latter entries into this market are defense-related companies who previously concentrated on marketing their GPS products to the military, but have subsequently targeted the transit industry as potential users of their GPS products. In addition to the downward pressure these competitors create on the pricing of the Company's system, many of these companies have financial resources far greater than the Company's, creating the possibility that they will underbid smaller competitors such as the Company for these contracts, even though these larger companies may lose money or just break even. There can be also be no assurance that additional competitors will not enter this market.

         Manufacturing and Installation

         The Company does not intend to manufacture the NextStop hardware, but plans to contract the manufacture and installation to third parties. The Company believes that there are multiple manufacturers that can supply GPS-related products. However, there is no assurance that another source will provide the same quality at comparable costs as the Company's existing supplier.

         Revenue from Maintenance Contracts

         In addition to revenues resulting from the sale of NextStop units, The Transit Network believes it will be able to generate annual revenues from maintenance contracts with transit authorities to service and maintain the system's hardware and software after the warranty period has expired.

Pro.Net Communications, Inc.

         Background

         Pro.Net is a full service Internet provider that provides local access to the Internet, consulting and training services for customers interested in building internal Internet systems or on-line marketing programs, and Web page design and development. Pro.Net became operational in October 1994, and targets primarily corporate customers and government agencies that want access to or a presence on the Internet.

         The Internet as it applies to Pro.Net

         The Internet is a global web of computer networks, allowing individuals and companies to transfer and access data worldwide by communicating with other computers or networks connected to the Internet. All that is required to successfully communicate via the Internet is a personal computer, a modem and an Internet access provider, such as Pro.Net.

         The World Wide Web

         One part of the Internet which has seen significant growth in popularity over the past few years is the World Wide Web, which links information of various kinds and allows the user to browse these areas at will. The Web, based on a client/server model and a set of standards for information access and navigation, can be accessed using software that allows users to exploit the capabilities of the Internet. The Web enables users to find, retrieve and link all types of information available on the Internet.

         Services Provided

         Pro.Net's primary service is providing local access to the Internet for individuals and companies in the Greater Vancouver area. Pro.Net believes there are a large number of potential customers who want to access the Internet, but are unwilling to suffer the connection and navigation problems that exist with many other Internet service providers. To address these concerns, Pro.Net makes every effort to ensure that customers enjoy simple first-time access to the Internet when using Pro.Net. This is accomplished by providing set-up assistance if requested, an adequate number of access lines and quality communications equipment to ensure rapid and reliable connection to the Internet, and automated installation of user-friendly software that allows easy navigation once the customer is connected to the Internet.

          Pro.Net believes that there will be tremendous growth in internal Internet systems, called intranets, which allow private corporate networks that use Internet software to link employees and business partners to share selective information. Because of the experience and knowledge of Pro.Net's staff, Pro.Net is able to offer training and consulting services to customers who are interested in setting up their own intranet. Pro.Net also provides consulting services for customers who are interested in marketing their products or services on the Internet.

         As a result of the Company's acquisition of hip Communications, Inc., Pro.Net now offers Web page design and development in addition to its other Internet-related services. Unlike many graphic design firms and advertising agencies, Pro.Net builds sophisticated Web sites, and will therefore continue to target large corporations and government agencies which typically require relatively complex Web sites for their users.

         Customer Support

         In choosing an Internet service provider, customers often make their decision based on the quality of a company's customer support. Because Pro.Net believes it is of the utmost importance to provide prompt and effective assistance to its customers when they request it, it has arranged for a professionally trained staff to provide quality customer support twenty-four hours per day, seven days per week.

         Competition

         The principal competition to Pro.Net's local Internet access comes from approximately five other Internet access companies in British Columbia, most of whom have larger customer bases than Pro.Net. However, many of these competitors have experienced difficulties in providing easy access and reliable service. Pro.Net believes that with its continued commitment to customer service and quality hardware, it will be able to increase its market share for these services.

         There are several companies in British Columbia that provide Web page design work. However, many of these competitors do not specialize in complex, sophisticated Web sites as Pro.Net does. In addition, the Company believes hip has established a favorable reputation for designing quality Web sites from which the Company expects to benefit.

Cyber America Corporation

         Background

         Cyber America is an early stage development company which began operations in March 1996. With companies placing ever-increasing importance on high speed connectivity to the Internet, Cyber America was formed after its founders originated a unique design implementation process which delivers information to and from the backbone of the Internet faster than traditional methods. Located in Willow Grove, Pennsylvania, Cyber America delivers Internet access directly to the National Science Foundation Network's ("NSFNet") access point, or NAP site.

         The Internet as it applies to Cyber America

         The Internet is a global web of computer networks. Developed over twenty-five years ago, this network allows any computer attached to the Internet to talk to any other using the Internet Protocol. The Internet has traditionally been subsidized by the U.S. federal government, but as the number of commercial entities that rely on the Internet for business communications and commerce has increased, the level of federal subsidies has significantly diminished, and funding for the Internet infrastructure and backbone operations has shifted primarily to the private sector.

         Individuals and companies connect directly to the Internet through Internet access services such as those provided by MCI, AGIS, Sprint and UUNet Technologies. In addition, consumer online services such as America Online and CompuServe have also introduced Internet access gateways for their subscribers. With these gateways, large numbers of unforeseen users have crowded onto the Internet, creating bottlenecks and data clogs. This in turn has created an increasing demand for and interest in high speed connectivity.

         Intranet

         Intranets, which heretofore have had a lower profile than the Internet, are private corporate networks that use Internet software to link employees and business partners, allowing for selective distribution of company information. According to estimates by Forrester Research Inc. of Cambridge, Massachusetts, the entire market for Internet software will grow from $342 million in 1996 to $8.5 billion by 1999. The Company believes that intranets will become an important segment of the Internet landscape, and will help drive the demand for speed conscious connectivity.

         Pending Patent

         Cyber America filed a patent application in July, 1996 for Fast Packet Internet Access, a system which eliminates many slow network elements associated with Internet connectivity and enhances efficiency and data communication throughput for Internet users. This pending patent was assigned to the Company in connection with the acquisition of Cyber America.

         Technology

         Cyber America is a first tier Internet provider, connecting its customers directly to the backbone of the Internet. Online service providers such as America Online and CompuServe offer Internet access via network gateways, but this forces millions of their subscribers to share the gateway's limited bandwidth, resulting in bottlenecks that create slow response time. Utilizing Cyber America's patent pending network design and its interconnections to NSFNet's NAP sites through an Asynchronous Transfer Mode ("ATM") network, Cyber America delivers high speed connectivity to the Internet.

         Competition

         Unlike other Internet providers which typically sell their services to individuals and small businesses, Cyber America targets speed conscious customers such as ISPs and companies that have built Intranet or Wide Area Network infrastructures, by leasing them bandwidth on T-1 or DS-3 lines. Cyber America competes primarily with the traditional backbone providers such as MCI, AGIS, Sprint and UUNet Technologies. Most of these traditional access providers are applying technologies that have been in use since the early 1960s, while Cyber America utilizes its patent pending network design, allowing it to create service that is three to five times faster than traditional methods. Cyber America also offers a lower over-subscription ratio than most competitors. Some competitors over-subscribe their available bandwidth by ratios as high as 8:1, while Cyber America has committed to maintaining a 2.5:1 over-subscription ratio. The Company believes that this low over-subscription ratio is important to better handle the higher volume applications such as video distribution and electronic commerce.

         Customer Support

         The Company believes that it is important to provide prompt and effective assistance to its customers. Cyber America provides assistance twenty-four hours a day, seven days a week. The Company anticipates demand for its customer support to grow as Cyber America's customer base expands. There can be no assurance that the Cyber America's customer support resources will be sufficient to manage the expansion in its customer base. A failure to adequately match customer support resources to projected increases in customers could adversely affect the Company.

SSNN License Agreement

         Background

         SSNN provides financial information on public companies to Internet users free of charge. SSNN designs and builds Web sites which provide Internet users or investors with convenient and easily accessible locations where they can find information on publicly traded companies worldwide. Through exclusive license agreements, SSNN intends to use its software and marketing expertise to expand its service to foreign equities markets. SSNN granted an exclusive license to the Company in October 1996 to market SSNN's service in Canada, and is currently negotiating with other groups to provide SSNN's service in Europe, Australia, New Zealand and Hong Kong as well. The Company believes that if SSNN is successful in establishing name identification in world-wide markets, it will be beneficial to the Company's marketing efforts in Canada.

         The Internet as it applies to SSNN

         The Internet is a global web of computer networks, allowing anyone with a personal computer, a modem and an Internet access provider, to talk to any other computer or network connected to the Internet. This connectivity feature means the Internet can be used to transfer and access data and communications worldwide.

         The World Wide Web

         One part of the Internet which has seen significant growth in popularity over the past few years is the World Wide Web, which links information of various kinds and allows the user to browse these areas at will. The Web, based on a client/server model and a set of standards for information access and navigation, can be accessed using software that allows users to exploit the capabilities of the Internet. The Web enables users to find, retrieve and link all types of information available on the Internet.

         Description

         The Company believes that SSNN's service fills a void in the stock market industry by providing comprehensive financial news coverage for small capitalization companies (market caps of less than $500 million Canadian). Because of the difficulty in obtaining this type of information, print publishers currently cannot efficiently report news on small, publicly traded companies. Now, however, people with access to the Internet will be able to get this information on small capitalization Canadian companies free of charge at the Company's SSNN Web site. Information such as historical trading data, press releases, regulatory filings, current stock market quotes, current market cap, and research reports will be available. Small capitalization companies that join this network pay an annual subscription fee to keep this information about their company accurate and up-to-date. Statistical information for each subscribing company is updated nightly, while press releases are updated immediately.

         For visitors to the Company's Web site, the objective is to offer one stop free shopping for investors, both individual and professional, by providing a wealth of information on small capitalization companies that is complete, up to date, convenient and easily accessible, so that an investment decision can be made without looking any further. In addition to one stop free shopping, SSNN and the Company intend to provide a proprietary "E-mail Alert" system which alerts investors to important information about particular stocks or public companies they are following, through their electronic mail ("e-mail"). By utilizing this feature, investors can easily be kept abreast of new developments on a multiple number of companies automatically, without having to notify each individual public company when they wish to be added to or deleted from an e-mail list.

         Content

         Information on subscribing companies that will be available to visitors of the Company's Web site will include: corporate information - basic information such as address, phone numbers, trading symbol, and a description of the company and its business; stock trading information - one and two year stock charts, past 52 week price range, 30 day average volume and current market capitalization, all updated nightly; press releases - all regular announcements plus any additional pertinent announcements on new products and services, awarded contracts, the hiring of key personnel, etc., which may not be deemed to be newsworthy enough to be picked up by the major wire services; information available from other sources - whenever available, research reports and recommendations by brokerage firms and newsletters, and articles from newspapers, magazines and trade journals; and, corporate events schedule - notices of annual meeting, proxy deadlines, road shows and teleconferences. In addition, direct links will be provided to the subscribing company's home page or other related Web sites.

         The information available at the Company's Web site is not proprietary, and the same information could be obtained by users or investors if they wanted to spend their time going to multiple sources to compile it. However, information on small capitalization stocks has traditionally been hard to find. By their very nature and definition, most small capitalization stocks have not yet been "discovered". One reason for that is because information on them is not easily accessible, resulting in a much less efficient market than the markets for mid capitalization or larger stocks. This void of information can create an opportunity for investors, and the Company believes that a significant portion of the Canadian investment public will be interested in quickly finding this type of information, especially when it can be found at one site, and can be obtained for no charge.

         Strategy

         The Company intends to establish a foothold in Canada for on-line financial news and e-mail services for small capitalization companies. By first focusing on the niche of distributing financial news and e-mail services for small capitalization companies, the Company intends to position itself to become highly visible, and recognized as a credible source for small companies. Once this foothold is established, the Company believes it will be able to use its user/viewer base to attract advertisers, creating additional revenue. Additionally, the Company intends to construct other related Web sites for Canadian small capitalization companies which would be built for specific industries or categories. For example, a gas and oil company listed on the Company's original SSNN Web site could also be listed at a Web site entitled "GAS&OILSTOCKS." Each Web site would have links to all other related Web sites, and the subscribing company would pay an additional fee to be listed at additional sites.

         Competition

         While  there  are  many  Web  sites  on  the  Internet   which  provide
information on publicly traded companies, the Company believes few, if any, provide credible information on small capitalization companies in Canada. Most Web sites which provide financial information on publicly traded companies fall into one of four categories:

               Web sites providing space for public companies to advertise their financial statements and press releases. These types of sites comprise most of the financial Internet Web sites. The information on them changes infrequently. Because the information is not kept up to date, it is not credible enough to warrant an immediate investment decision by a visitor to the Web site, and the visitor is not likely to revisit the Web sites for this reason.

               Web sites where information on public companies is made available by someone who has a vested interest in the performance of specific companies. Typically these types of sites are run by promoters or investment newsletters. These types of sites discriminate, in that they select the companies and what information is made available at their Web sites. Because of someone's vested interest in the companies found at these sites, rarely does the visitor see information that may be negatively perceived, or have easy access to documents filed with regulatory agencies. These types of sites have several problems: they do not list enough companies and information to attract and maintain heavy user traffic; most investors prefer to make up their own minds as to what they are looking for in possible investments, and often spurn promotions; and, information is typically very static.

               Web sites  maintained  by someone who is charging,  or intends to charge, the end user for information. These Web sites have a different marketing approach, one that is driven by the end user paying a fee to access the available information. The problem with these sites is that many people are reluctant to pay for access to Web content. A recent research survey conducted by Georgia Tech University indicated that 65% of Internet users said they would not be willing to pay for access to Web content.

               Web sites that are the home pages of a public company. While some companies make their financial information available at their home page, often this information is static, and they often they lack in comprehensive content. Credibility can be a problem as well, since investors and regulators may be leery of a company appearing to promote its own stock on its home page.

Employees

         As of March 26, 1997, the Company had nineteen employees, of which nine were employed by The Transit Network Division, eight by Pro.Net and two by Cyber America.

Item 2.     Properties.

         The Company leases (i) approximately 1,370 square feet in Dallas for $1,781 per month pursuant to a 3-year lease which commenced December 1, 1996;
(ii) approximately 300 square feet in Providence, Rhode Island for $100 per month on a month-to-month basis; (iii) approximately 3,800 square feet in Vancouver, British Columbia for $3,847 (Canadian) per month pursuant to three separate lease agreements which expire at various times through July 2000; and
(iv) approximately 200 square feet in Willow Grove, Pennsylvania for $725 per month for a one-year period which commenced May 1, 1996. The Company believes its facilities are in good condition.


Item 3.     Legal Proceedings.

         On November 6, 1996, Activeware Internet Corp. ("Activeware") and Dick Hardt ("Hardt"), Plaintiffs, filed a claim against Digital Data Networks, Inc. ("DDN") and its subsidiary, hip Communications Inc. ("hip"), Defendants, in the Supreme Court of British Columbia, in connection with certain agreements entered into by all parties in September 1996, whereby Hardt agreed to sell to DDN all of the outstanding capital stock of hip. Hardt alleges that, among other things, he signed one of the agreements against his will, certain agreements are not enforceable, DDN failed to provide him with certain payments and a stock certificate in a timely fashion, DDN and hip breached certain agreements and obligations, and DDN and hip have failed to pay the Plaintiffs for work performed. The Plaintiffs are seeking against DDN and/or hip, among other things, a declaration that certain agreements are unenforceable, specific performance of certain agreements, damages of $500,000 (Canadian) for breach of the agreements, monies owing pursuant to certain agreements, general damages, punitive damages, and costs.

         The Company denies these claims and intends to vigorously defend this lawsuit, and further in that regard, on January 22, 1997, DDN and hip filed a Counterclaim against the Plaintiffs, alleging that, among other things, the Plaintiffs breached certain terms of the Stock Purchase Agreement, the Consulting Agreement, and the Intellectual Property Transfer and Use Agreement. DDN and hip are seeking against the Plaintiffs, among other things, rescission of certain agreements, an order compelling the Plaintiffs to transfer ownership of the hip.com domain name to hip forthwith, an order for possession of the office space, an injunction restraining and enjoining the Plaintiffs with respect to the design or hosting of Web sites and to return certain confidential information to hip, damages for misrepresentation, damages for breach of contract, punitive damages, and costs.

         Company  management   currently  believes  that  resolving  this  legal
proceeding will not have a material adverse impact on the Company's financial position, results of operations or cash flows.


Item 4.     Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters.

         (a) The Company's Common Stock (symbol "DIDA") and Warrants (symbol "DIDAW") have traded on the NASDAQ SmallCap Market since February 13, 1996. The following table sets forth the high and low sales prices for the Company's Common Stock and Warrants as reported by the NASDAQ Stock Market for the periods indicated:

Common Stock

        Period                                   High                   Low
        ------                                   ----                   ---
   1996:
   1st Quarter (beginning February 13, 1996)    $ 8.75                $ 6.00
   2nd Quarter                                   11.38                  6.50
   3rd Quarter                                    8.00                  4.88
   4th Quarter                                    6.13                  3.75

Warrants

        Period                                   High                   Low
        ------                                   ----                   ---
   1996:
   1st Quarter (beginning February 13, 1996)    $ 4.25                $ 2.25
   2nd Quarter                                    6.63                  2.63
   3rd Quarter                                    3.50                  1.38
   4th Quarter                                    2.00                   .88

         The above prices represent inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.


         (b) As of March 26, 1997, the Company had approximately 250 shareholders of record and 16 warrantholders of record.

         (c) The Company has never paid cash dividends on its Common Stock, and currently intends to retain earnings, if any, for use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Background

         From inception in October 1988, through December 1992, the Company generated insignificant revenues, and as a result of the costs and expenses associated with funding the development and initial implementation of the digital information network, the Company incurred significant cumulative net losses which were financed by the issuance of debt and Common Stock. During 1988, the Company completed the installation of the RIPTA test market. In 1990, the Company was awarded a contract from DART to install an electronic advertising system on all of its buses. Installation commenced in 1991, but was not immediately completed, due to insufficient financial resources to purchase needed equipment and labor. During 1993, the Company raised approximately $670,000 from the sale of Common Stock. These funds were used to complete the installation of the DART digital information network and to hire additional sales personnel and programmers. The DART system began to generate its advertising revenues.

         The following year and a half was a transitional period for the Company, as it continued to operate the DART and RIPTA systems, negotiated the conversion of debt to equity, funded the development of a new product (an automated audio/visual next-stop announcement system), expanded its sales and operations departments in Dallas, and implemented changes to its senior management and Board of Directors.

         During the years prior to the Company's public offering, the Company incurred significant financing, legal and other consulting expenses in connection with, among other things, extension of credit, modification of existing contract or agreement terms, debt exchanges, services provided, and the continued forbearance of its creditors, for which the Company issued shares of its Common Stock and options to acquire shares of its Common Stock. The estimated fair value of such securities issued was recorded as financing, legal and other consulting expense.

         In February 1996, the Company closed its initial public offering and received net cash proceeds of approximately $5.8 million, after deducting for underwriter's commissions and certain other offering related costs, from the issuance of 1,322,500 shares of its Common Stock and 1,840,000 of its Common Stock Purchase Warrants.

         Subsequent to the Company's initial public offering, the Company completed several business acquisitions and an exclusive license agreement. On June 3, 1996, the Company acquired all of the outstanding common stock of Pro.Net, a Vancouver, British Columbia, Canada-based Internet service provider, for 100,000 shares of the Company's Common Stock. On June 14, 1996, the Company acquired all of the outstanding common stock of Cyber America for 50,000 shares of the Company's Common Stock. Cyber America, based in Willow Grove, Pennsylvania, offers high-speed access to the backbone of the Internet. On September 27, 1996, the Company acquired all of the outstanding common stock of hip, a Web page design firm located in Vancouver, British Columbia, for 30,000 shares of the Company's Common Stock. Hip's operations have subsequently been merged with Pro.Net's. On October 4, 1996, the Company entered into an exclusive license agreement with SSNN to offer SSNN's financial news coverage in Canada. In consideration of this exclusive license agreement, the Company issued 25,000 shares of its Common Stock to SSNN.

         Comparison of the Years Ended December 31, 1995 and December 31, 1996

         Revenues for the year ended December 31, 1996 increased $185,000 from $498,000 to $683,000 from the prior year. This increase is primarily the result of contributions from Pro.Net, which generated revenues of $109,000 and was acquired in June 1996, and Cyber America, which generated revenues of $82,000 and was acquired in June 1996. Revenues from the Transit Network Division remained relatively unchanged, decreasing from $498,000 to $493,000. Total expenses rose from $1,767,000 for the year ended December 31, 1995 to $2,790,000 for the year ended December 31, 1996 due to the following changes. Direct operating costs increased approximately $188,000, primarily due to hardware purchases associated with new Pro.Net and Cyber America clients, as well as $75,000 in amortization expense related to the software license. Salaries and related rose from $615,000 to $880,000 due to an increase of $169,000 resulting from the Company's 1996 business acquisitions, and $96,000 in discretionary bonus awards. Marketing, general and administrative expenses increased from $307,000 to $722,000 in 1996, primarily due to $338,000 incurred by the Company's 1996 business acquisitions, as well as additional working capital requirements for new corporate activities resulting from being a publicly traded company. Increases in salaries and related expenses and marketing, general and administrative expenses were partially offset by a decrease in financing, legal and other consulting expenses of $174,000, the result of decreased requirements for these services subsequent to completion of the Company's public offering. Product development costs and amortization of intangible assets in the amount of $329,000 in 1996 relates to the amortization of intangible assets acquired in the Pro.Net and hip acquisitions, and the expensing of product development costs associated with the Cyber America acquisition.

         Financial Condition

         Cash used by operating activities for the years ended December 31, 1995 and 1996 were $527,000 and $1,456,000 respectively. In 1995 this was funded by financing activities involving the issuance of Common Stock and notes payable. In 1996, cash used by operating activities was funded by the Company's initial public offering wherein it received net cash proceeds of approximately $5.8 million, after deducting for underwriter's commissions and certain other offering related costs, from the issuance of 1,322,500 shares of its Common Stock and 1,840,000 of its Common Stock Purchase Warrants. The Company's stockholders' equity increased from approximately ($1,667,000) at December 31, 1995 to $3,107,000 at December 31, 1996 as losses of approximately $2 million were offset by increases to Common Stock resulting from the Company's public offering and other issuances of the Company's Common Stock, including shares issued in connection with business acquisitions and debt exchanges. Total borrowings approximated $1.2 million at December 31, 1996 as compared to $2.3 million the prior year, the change resulting from certain current and long-term obligations which were paid after the public offering.

         In June 1996, DART put into service 40 light rail vehicles. The Company is interested in installing its digital information network on these vehicles, and is currently discussing the terms and conditions under which that may occur. If an agreement is reached, the Company estimates that it will incur approximately $175,000 of additional equipment and installation costs. The Company believes, however, that advertising revenues from these light rail vehicles will increase in amounts sufficient to offset the initial capital outlay. See "Business-Digital Information Network."

         In August 1996, one of the Company's noteholders exercised his right to covert the entire amount of principal and accrued but unpaid interest to shares of the Company's Common Stock. Pursuant to that exercise, the Company issued 30,795 shares of its Common Stock in exchange for approximately $124,000 of principal and interest. Subsequent to December 31, 1996, two other noteholders converted promissory notes of principal and accrued interest together approximating $161,000 to 37,023 shares of the Company's Common Stock.

         A valuation allowance has been recorded for the full amount of deferred taxes as realization of such deferred tax asset is not considered to be more likely than not.

         Liquidity and Capital Resources

         In February 1996, the Company received net cash proceeds of approximately $5.8 million, after deducting for underwriters' commissions and certain other offering related costs. The Company has utilized a portion of the offering proceeds for the repayment of approximately $1 million of notes payable and related accrued interest and payment of $225,000 of the Expanded License Payment to Sunrise Systems.

         At December 31, 1996, the Company's principal assets consisted of approximately $2.9 million of cash, of which approximately $2.7 million was invested in short-term, interest-bearing investments with banks and other financial institutions, and from which interest income is earned. The Company's total obligations of approximately $1.2 million consisted primarily of $389,000 in accounts payable liabilities and accrued payroll and related expenses, and $579,000 as the current portion of long-term debt and expanded software license commitment incurred by the Company's Transit Network Division. The Company's long-term debt at December 31, 1996 was $34,000.

         Although the Company has no present commitments to do so, as described more fully in the prospectus relating to the Company's stock offering, estimates of anticipated uses of proceeds include approximately $1 million for capital expenditures. The Company anticipates that the companies it has acquired in 1996 will require additional working capital until they become profitable. Pending use of offering proceeds to fund operating activities, capital expenditures, and potential future business acquisitions, the Company has invested such proceeds in short-term, interest-bearing investments primarily with banks and other commercial institutions.

         On February 4, 1997, the Company signed a Letter of Intent to acquire Advanced Communication and Information Services ("ACIS"), a provider of digital communication and information services to business and government organizations. The acquisition is subject to, among other conditions, shareholder approval by both companies. The purchase transaction is anticipated to be valued at approximately $30 million, comprised of a combination of cash and stock. Subsequent to the execution of the Letter of Intent, the Company advanced ACIS $1 million pursuant to secured, short-term promissory notes.

         The Company believes that its future operating results, liquidity and capital resources will improve, the result of anticipated revenue growth by Pro.Net and Cyber America. The Company believes that with the cash it has invested in short-term financial instruments, interest earned from these investments, and anticipated revenue from operations, the Company's working capital requirements will be sufficient for at least the next 12 months.

         Effect of Recently Issued Accounting Standards

         Recently issued accounting standards having relevant applicability to the Company consist primarily of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), which establishes standards for computing and presenting earnings per share ("EPS") and has the effect of simplifying the standards for computing earnings per share and makes them comparable to international EPS standards. It replaces presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution for the effect of common stock equivalents such as options or warrants. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 (earlier application is not permitted) and requires restatement of all prior period EPS data presented. It is not expected that adoption of SFAS 128 will have a significant, if any, effect on reported EPS data.

Item 7.     Financial Statements.

         Index to Financial Statements:                              Page
                                                                     ----
         Report of Independent Certified Public Accountants          F-1

         Consolidated Balance Sheets                                 F-2

         Consolidated Statements of Operations                       F-3

         Consolidated Statement of Stockholders' Equity (Deficit)    F-4

         Consolidated Statements of Cash Flows                       F-5

         Notes to Financial Statements                               F-6 to F-16

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Items 9, 10, 11 and 12 are incorporated by reference from the Company's definitive Proxy Statement to be filed by the Company with the Commission.

Item 13.     Exhibits and Reports on Form 8-K.

          (a)   Exhibits - none filed with this report.

          (b) The Registrant filed a Form 8-K with the Securities and Exchange Commission on June 17, 1996, to report the acquisition of Pro.Net Communications, Inc. The Registrant filed a Form 8-K/A with the Securities and Exchange Commission on October 24, 1996, to file the audited financial statements of Pro.Net Communications, Inc. for the fiscal years ended September 30, 1995 and 1994, and the unaudited six-month interim period ended March 31, 1996.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     DIGITAL DATA NETWORKS, INC.
                     (Registrant)


              By:    /s/  Donald B. Scott________________
                     Donald B. Scott, Chairman of the Board
                     (Principal Executive Officer)


                                            Date: March 31, 1997


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                        Capacity                        Date
----------                        --------                        ----

/s/  Donald B. Scott__________    Chairman of the Board,          March 31, 1997
------------------------------    President, Director,
Donald B. Scott                   (Principal Executive Officer)


/s/  James F. Biagi, Jr.________  Secretary and Director          March 31, 1997
--------------------------------
James F. Biagi, Jr.


/s/  Richard F. Rutkowski_____    Director                        March 31, 1997
------------------------------
Richard F. Rutkowski


/s/  Stephen R. Willey________    Director                        March 31, 1997
------------------------------
Stephen R. Willey


/s/  Richard J. Boeglin________   Vice President, Finance and     March 31, 1997
-------------------------------   Operations (Principal Financial
Richard J. Boeglin                and Accounting Officer)

               Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders of Digital Data Networks, Inc.


         We have audited the accompanying consolidated balance sheets of Digital Data Networks, Inc. and its subsidiaries (the Company), as of December 31, 1995 and 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Digital Data Networks, Inc. and its subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles.





BDO Seidman, LLP


March 25, 1997

                 See accompanying Notes to Financial Statements

                           DIGITAL DATA NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                         December 31,

                                                                   1995                  1996
                                                               --------              --------
CURRENT ASSETS
   Cash and cash equivalents                                   $     12              $  2,865
   Short-term investments                                             -                   325
   Accounts receivable                                               14                    83
   Prepaid expenses and other current assets                          3                   169
                                                               --------              --------
         Total Current Assets                                        29                 3,442

Equipment, net of accumulated depreciation
   of $1,018 and $1,356                                             445                   386

Intangible Assets, net of accumulated
   amortization of $159 and $263 (Note 2)                           100                   362

Other Assets                                                         83                    87
                                                               --------              --------

TOTAL ASSETS                                                   $    657              $  4,277
                                                               ========              ========




CURRENT LIABILITIES
   Accounts payable and accrued liabilities                   $    159              $    290
   Accrued payroll and related                                      68                    99
   Notes payable and accrued interest (Note 4)                     770                    71
   Current portion of long-term debt                                76                   501
   Current portion of expanded license commitment (Note 5)           -                    78
   Unearned income                                                  54                    97
                                                              --------              --------
         Total Current Liabilities                               1,127                 1,136
                                                              --------              --------

LONG-TERM OBLIGATIONS
   Long-term debt and accrued interest (Note 4)                    947                    34
   Expanded software license commitment (Note 5)                   250                     -
         Total Long-Term Obligations                             1,197                    34
                                                              --------              --------

COMMITMENTS AND CONTINGENCIES (Notes 6, 10, 11 and 13)

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred Stock, no par value, 1 million shares
     authorized, none issued                                         -                     -
   Common Stock, no par value, 10 million shares authorized,
     704,547 and 2,297,473 shares issued and outstanding         6,359                13,099
   Accumulated Deficit                                          (8,026)               (9,992)
                                                              --------              --------
         Total Stockholders' Equity (Deficit)                   (1,667)                3,107
                                                              --------              --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $     657              $  4,277
                                                             =========              ========

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands Except Per Share Data)




                                                                                 Year Ended December 31,
                                                                                  1995                  1996
                                                                              --------              --------

REVENUES                                                                      $    498              $    683
                                                                              --------              --------

EXPENSES:
     Direct operating costs, including depreciation of $311 and $316               465                   653
     Salaries and related                                                          615                   880
     Marketing, general and administrative                                         307                   722
     Financing, legal and other consulting (Note 7)                                380                   206
     Product development costs, including amortization of
       intangible assets (Note 2)                                                    -                   329
                                                                              --------              --------

       Total Expenses                                                            1,767                 2,790
                                                                              --------              --------

     Loss Before Other Income (Expense)                                         (1,269)               (2,107)
                                                                              --------              --------

Other income (expense)
     Interest expense                                                             (140)                  (51)
     Investment income                                                               -                   192
       Total other income (expense)                                               (140)                  141
                                                                              --------              --------

NET LOSS                                                                      $ (1,409)             $ (1,966)
                                                                              ========              ========


NET LOSS PER SHARE                                                            $  (2.17)             $  (0.98)
                                                                              ========              ========

                           DIGITAL DATA NETWORKS, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in Thousands)



                                                        Common Stock              Accumulated
                                                     Shares        $              Deficit            Total
                                                     ------    --------         --------------       -----
Balance, January 1, 1995                                 410   $  2,938           $   (6,617)     $  (3,679)

Shares issued upon debt exchange                         239      3,139                    -          3,139

Shares issued for other than cash                         51        257                    -            257

Shares issued for exercise of options                      5         25                    -             25

Net loss                                                   -          -               (1,409)        (1,409)
                                                     -------   --------           ----------      ---------

Balance, December 31, 1995                               705      6,359               (8,026)        (1,667)

Shares issued for cash                                 1,322      6,612                    -          6,612

Warrants issued for cash                                   -        276                    -            276

Stock offering costs                                       -     (1,066)                   -         (1,066)

Shares issued in connection with acquisitions of -

   Pro.Net Communications, Inc.                          100        325                    -            325

   Cyber America Corporation                              50        163                    -            163

   hip Communications, Inc.                               30         98                    -             98

Shares issued upon debt exchange                          31        124                    -            124

Shares issued for other than cash                         59        170                    -            170

Warrants issued for other than cash                        -         38                    -             38

Net loss                                                   -          -               (1,966)        (1,966)
                                                     -------   --------           ----------      ---------

Balance, December 31, 1996                             2,297   $ 13,099           $   (9,992)     $    3,107
                                                     =======   ========           ==========      ==========

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                                                Year Ended December 31,
                                                                                  1995                  1996
                                                                              --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                      $ (1,409)             $ (1,966)
    Adjustments to reconcile net loss to net cash
      used by operating activities, exclusive of the
      effects of business acquisitions
       Depreciation and amortization                                               323                   427
       Product development costs                                                     -                   329
       Other non-cash operating expense                                            219                   209
       Increase in prepaid and other current assets                                  -                  (149)
       Increase (decrease) in accrued interest                                     140                   (69)
       Increase (decrease) in accounts payable and accrued liabilities             130                  (252)
       Other                                                                        70                    15
                                                                              --------              --------
Net Cash Used by Operating Activities                                             (527)               (1,456)
                                                                              --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of equipment                                                         (24)                  (15)
    Purchases of investments                                                         -                  (325)
    Cash acquired upon acquisition of businesses                                     -                    99
                                                                              --------              --------

Net Cash Used by Investing Activities                                              (24)                 (241)
                                                                              --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock, net of stock issue costs                25                 5,822
    Proceeds from issuance of notes payable                                        525                     -
    Repayment of expanded license commitment                                         -                  (225)
    Repayment of notes payable                                                     (16)               (1,047)
                                                                              --------              --------

Net Cash Provided by Financing Activities                                          534                 4,550
                                                                              --------              --------

Net Increase (decrease) in Cash and Cash Equivalents                               (17)                2,853

CASH AND CASH EQUIVALENTS
    Beginning of Period                                                             29                    12
                                                                              --------              --------

    End of Period                                                             $     12              $  2,865
                                                                              ========              ========



SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
     Exchange of debt for equity                                              $  3,139              $    124
     Common stock and warrants issued for other than cash                          257                   208
     Accounts payable converted to debt                                            318                     -
     Common stock issued in business acquisitions                                    -                   586

                           DIGITAL DATA NETWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 1  Description of Business and Summary of Significant Accounting Policies

Digital Data Networks, Inc. (the "Company"), a wireless, passenger communication and advertising company, is principally engaged in development, design, installation and operation of the "digital information network", a network of computerized electronics message displays that deliver current news, information and advertising to riders on-board public transit vehicles. The digital information network consists of a series of electronic information displays utilizing digital radio transmission technology. The Company, incorporated in 1988, has operated the digital information network in Dallas, Texas since 1991. The Company currently operates the digital information network on the entire bus fleet of Dallas Area Rapid Transit ("DART") and on a portion of the buses of Rhode Island Public Transit Authority ("RIPTA"). In July 1995, the Company changed its name from Transit Information Systems, Inc. to Digital Data Networks, Inc.

As more fully described in Note 2, as a result of recent acquisitions of three Internet related businesses, the Company is also engaged in other operating and development activities. The Company's subsidiary, Pro.Net Communications, Inc. ("Pro.Net"), provides a range of Internet offerings to business customers, including connectivity services to local subscribers, intranet services to corporations, and the development of on-line working programs for commercial clients. The Company's subsidiary, hip Communications, Inc. ("hip") is a Web page design and development company targeting corporate customers. Pro.Net and hip currently operate primarily in Vancouver, British Columbia, Canada. The Company's subsidiary, Cyber America Corporation ("Cyber America"), offers direct high speed access to the backbone of the Internet and targets speed conscious customers such as Internet service providers and companies that have built an intranet or wide area network infrastructure. Cyber America's primary operations are in Pennsylvania, and its customers are primarily located in the northeast region of the United States.

Principles of Consolidation - The Company's financial statements are consolidated and include the results of operations of its acquired subsidiaries from the date of their acquisition. Pro.Net and Cyber America were acquired in June 1996, hip was acquired in September 1996. Intercompany account balances and transactions are eliminated in consolidation.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

Cash and Cash Equivalents - Cash and cash equivalents generally consist of cash, commercial paper and other money market instruments. The Company invests its excess cash in deposits with major banks and money market securities of investment grade companies. These securities have original maturity dates not exceeding three months. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows.

Equipment - Equipment is recorded at cost less accumulated depreciation based on assets estimated useful lives ranging from five to seven years. Depreciation is computed using primarily the straight-line method. Maintenance and repairs are expensed while major improvements are capitalized.

Intangible Assets - Intangible assets includes the cost of the expanded software license and identifiable and unidentifiable assets recorded in connection with business combinations accounted for utilizing purchase accounting. Intangible assets are amortized on a straight-line basis over estimated productive lives not exceeding five years. Cost and accumulated amortization of fully amortized intangible assets are removed from the accounts.

Note 1 Description of Business and Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets - The Company evaluates at each balance sheet date the carrying value of long-lived assets and intangible assets, and the appropriateness of the remaining lives of such assets considering whether any events have occurred or conditions have developed which may indicate that the remaining life or the amortization method requires adjustment. After reviewing the appropriateness of the remaining lives, the Company then assesses the overall recoverability of the assets by determining if the unamortized balance can be recovered through undiscounted future operating cash flows. If such evaluations were to indicate a material impairment of these assets, such impairment would be recognized by a write down of the applicable asset. Absent any unfavorable findings, the Company continues to amortize its intangible assets based upon existing estimated lives.

Other Assets - Other assets at December 31, 1995 include stock issue costs incurred in connection with the Company's initial public stock offering. These costs were deferred and recorded as a reduction in common stock upon completion of the stock offering in 1996.

Income Taxes - Income taxes are accounted for utilizing the liability method. Deferred income taxes are provided to represent the tax consequence on future years for temporary differences between tax and financial reporting basis of assets and liabilities. A valuation allowance has been provided for the total amount of deferred tax assets which would otherwise be recorded for income tax benefits, primarily relating to operating loss carryforwards, as realization is not more likely than not.

Fair Value of Financial Instruments - The Company's financial instruments include cash and cash equivalents, short-term investments, and notes payable. Amounts recorded for these instruments approximate fair value due to either their maturity or the nature of these instruments.

Revenue Recognition - The Company records revenue as advertising services are provided. To the extent payment is received for advertising in advance of providing the service, such prepaid amounts are recorded as unearned income until services are provided.

Common Stock and Stock Splits - The Company records issuances of its common stock and grants or issuances of options or warrants to acquire such stock at the amount of cash received or, if issued for other than cash consideration, at the estimated fair value of such security at the date of issuance or grant.

In October 1995, the Company increased the number of shares of its Common Stock authorized to 10 million and declared and made effective a reverse 2.236 for 1 stock split. In June 1995, the Company declared and made effective a reverse 4 for 1 stock split. All share and per share information presented in these financial statements give effect to the reverse stock splits.

Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based employee compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, employee compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Pro forma net loss and loss per share presented on the basis as if compensation cost had been determined pursuant to FAS 123 is disclosed in Note 6.

Loss per Common Share - Loss per common share data have been computed based upon the weighted average number of shares of common stock outstanding during the period and give effect to 1995 reverse stock splits. Stock options did not impact loss per share as they were antidilutive. The weighted average number of shares of common stock and common equivalent shares outstanding for the calculation of primary earnings per share approximated 650,000 and 1,997,000 for 1995 and 1996, respectively.

Note 1 Description of Business and Summary of Significant Accounting Policies (continued)

On a supplemental basis, giving effect to the exchange of debt for common stock which occurred during 1995, as if it had occurred at the beginning of the year, loss per share would have approximated $(2.09) for the year ended December 31, 1995. On a supplemental basis, giving effect to the repayment of debt with a portion of its initial public offering proceeds which occurred during 1996, as if it had occurred at the beginning of the respective years, loss per share would have approximated $(1.47) and $(0.96) for years ended December 31, 1995 and 1996, respectively.

Significant Customers - Revenues from major customers exceeding 10% of total revenue included one customer accounting for approximately 13% and 10% of the Company's revenues during the years ended December 31, 1995 and 1996, respectively.

Reclassifications - Certain reclassifications have been made to prior period financial statements in order to conform to current period classifications.

Effect of Recently Issued Accounting Standards - Recently issued accounting standards having relevant applicability to the Company consist primarily of
Statement of Financial Accounting Standards No. 128 ("SFAS 128"), which establishes standards for computing and presenting earnings per share ("EPS") and has the effect of simplifying the standards for computing earnings per share and makes them comparable to international EPS standards. It replaces presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution for the effect of common stock equivalents such as options or warrants. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 (earlier application is not permitted) and requires restatement of all prior period EPS data presented. It is not expected that adoption of SFAS 128 will have a significant, if any, effect on reported EPS data.


Note 2  Business Acquisitions

In June 1996, the Company acquired all of the outstanding common stock of Pro.Net for 100,000 shares of the Company's common stock valued at approximately $325,000. Shares of Company common stock issued are subject to a two year resale restriction, and were recorded at their estimated fair value determined on the basis of discounting (for, among other things, resale restrictions) the market price of Company common stock. The total purchase price, including assumed liabilities at their estimated fair values (which approximated book value), is allocated to assets acquired based on estimates of fair value. Assets acquired include tangible assets (which fair values are estimated to approximate book value) and identifiable intangible assets, a customer subscription base. The excess of purchase price over fair value of current assets has been allocated to non-current tangible and identifiable intangible assets based upon their relative estimated fair values. Intangible assets recorded in purchase accounting approximate $325,000 and are amortized over five years.

In June 1996, the Company acquired all of the outstanding common stock of Cyber America for 50,000 shares of the Company's common stock valued at approximately $163,000. One of the Company's Directors is related to a majority shareholder of Cyber America. Shares of Company common stock issued are subject to a two year resale restriction, and were recorded at their estimated fair value determined on the basis of discounting (for, among other things, resale restrictions) the market price of Company common stock. The total purchase price, including assumed liabilities at their estimated fair values (which approximate book value), is allocated to assets acquired based on estimates of fair value. Assets acquired include tangible assets (which fair values are estimated to approximate book value) and identifiable intangible assets, products in development. The estimated value of products in development which are not deemed to have attained technological feasibility, as defined by generally accepted accounting principles, are capitalized in purchase accounting in the amount of approximately $183,000 and immediately expensed as product development cost subsequent to recording the business combination.

In September 1996, the Company acquired all of the outstanding common stock of hip for 30,000 shares of the Company's common stock valued at approximately $98,000. Shares of Company common stock issued are subject to a two year resale restriction, and were recorded at their estimated fair value determined on the basis of discounting (for, among other things, resale restrictions) the market price of Company common stock. The total purchase price, including assumed liabilities at their estimated fair values (which approximate book value), is allocated to assets acquired based on estimates of fair value. Assets acquired include tangible assets (which fair values are estimated to approximate book value) and identifiable intangible assets, a customer base, and unidentifiable intangible assets. Intangible assets recorded in purchase accounting approximate $109,000 and are amortized over their estimated productive lives, which are not in excess of two years.

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

                                             Year Ended December 31,
                                 ------------------------------------------
                                     1995                           1996
                                 -------------                   ----------

     Revenues                      $     878                     $   1,019
                                   =========                     =========

     Net loss                      $  (1,678)                    $  (1,947)
                                   =========                     =========

     Net loss per share            $   (2.02)                    $  (0.94)
                                   =========                     ========

The above pro forma financial information does not include non-recurring expenses of approximately $183,000 recorded in 1996 immediately subsequent to recording the Cyber America business combination relating to the estimated fair value of intangible assets acquired associated with products in development which have not been determined to have yet attained technological feasibility.


Note 3  Equipment

Equipment is comprised of the following (thousands of dollars):

                                                              December 31,
                                                              ------------

                                                         1995             1996
                                                         ----             ----

DDN equipment installed in public transit vehicles     $1,390           $ 1,390
Office equipment and other                                 73               352
                                                       ------           -------
                                                        1,463             1,742

Accumulated depreciation                               (1,018)           (1,356)
                                                       ------           -------
Equipment, net                                         $  445           $   386
                                                       ======           =======

Note 4  Notes Payable and Long-Term Debt

Notes payable due within one year of the balance sheet dates consist of unsecured promissory notes and are comprised of the following (thousands of dollars):

                                                          December 31,
                                                    -----------------------
                                                       1995            1996
                                                    -------        --------

5% convertible due December 1996                    $    54        $     54
   Accrued interest                                      15              17
5% due on demand and March 1996                          75               -
   Accrued interest                                      28               -
10% due December 1995                                   549               -
   Accrued interest                                      49               -

       Notes Payable and Accrued Interest           $   770        $     71
                                                    =======        ========

Long-term  debt  consists  primarily  of  promissory  notes,   unsecured  unless
otherwise indicated, and is comprised of the following (thousands of dollars):

                                                          December 31,
                                                    -----------------------
                                                       1995            1996
                                                    -------        --------

5% convertible due March 1997                       $   131        $     25
   Accrued interest                                      20               6
8% due June 1997                                        276             126
   Accrued interest                                      57              69
10% due March 1997                                      150               -
   Accrued interest                                       5               -
11% to 12% due March 1997                               155             101
   Accrued interest                                       1              10
10% secured due March 1997                              225             144
   Accrued interest                                       3               1
8.5% payable $2 monthly,
   due July 1999, collateralized by equipment
   and $60,000 of Certificates of Deposit                 -              53
                                                    -------        --------

Total Long-Term Debt and Accrued Interest             1,023             535
Current portion                                         (76)           (501)
                                                    -------        --------

Long-Term Debt and Accrued Interest                 $   947        $     34
                                                    =======        ========

After the February 1996 closing of its initial public offering, the Company repaid in full its 10% notes due December 1995 (which had been extended to March
1996), approximately $48,000 (including accrued interest) of its 5% demand notes, $125,000 of its 8% notes, $150,000 of its 10% notes due March 1997, $50,000 of its 10% secured notes, and approximately $57,000 of its 11% to 12% notes.

Convertible promissory notes (the "Convertible Notes") bear interest at an annual rate of 5% and are convertible at the holder's option into shares of Company common stock at a $13.42 per share conversion price. The Convertible Notes are convertible in their separate entire amount including all accrued unpaid interest. Interest is payable at maturity. The Convertible Notes are senior in right of payment to other Company indebtedness, except that they rank equally with the 8% promissory note and junior to trade debt. During the year ended December 31, 1995, certain holders of Convertible Notes, having a combined principal and accrued interest total approximating $2.9 million, and the holder of the 5% $150,000 promissory note agreed to exchange debt and related accrued interest for approximately 232,500 shares of Company common stock. In 1995, the Company renegotiated certain terms of a portion of Convertible Notes resulting in, among other things, extension of the due dates from March 1996 to December 1996 and March 1997. In 1996, the Company issued 30,795 shares of its common stock upon conversion of approximately $124,000 (including accrued interest) of its 5% convertible notes due March 1997.

The 8% promissory note (the "8% Note") is secured by substantially all of the Company's assets, which have been pledged pursuant to terms of a security agreement. During the year ended December 31, 1995, the Company renegotiated certain terms of the 8% Note resulting in, among other things, extension of the due date from June 1996 to June 1997, and in connection therewith issued shares of Company common stock to the note holder. The 8% Note is convertible in its entire amount, including all accrued unpaid interest, into shares of Company common stock at a $17.89 per share conversion price. The 8% Note ranks equally with Convertible Notes and senior to other Company indebtedness, except for unsecured trade debt. Interest is payable at maturity. In February 1996, the Company repaid $125,000 of the 8% Note pursuant to terms of a mandatory prepayment requirement, which was effectuated upon the Company's receipt of its initial stock offering proceeds. As a result of having made the prepayment, the security interest in Company assets was released.

During 1995, in connection with the borrowings pursuant to terms of 10% promissory notes due December 1995 and March 1996 (subsequently extended to March 1997), the Company issued approximately 41,000 shares of Company Common Stock to note holders. The estimated value shares of issued, approximately $205,000, has been expensed and included in financing, legal and other consulting expenses.

During 1995, the Company renegotiated payment terms for amounts owed to DART, whereby its current payable of approximately $225,000, was exchanged for a secured 10% note payable due May 1998, with annual $30,000 payments. Pursuant to terms of the promissory note, as amended, as a result of the Company's receipt of proceeds from its initial public stock offering in February 1996, the Company repaid $50,000 of this note payable and the remaining balance is due in March 1997.

During 1995, in connection with settlement of litigation with an individual, the Company, among other things, (i) refinanced a portion of demand notes payable to such individual having an approximate balance due, including accrued interest, of approximately $53,000 whereby such payable bears interest at an annual 12% rate (previously a combination of 12.5% and 5%) and is due in $2,000 monthly installments (previously due on demand), subject to accelerated prepayment under certain conditions, (ii) issued approximately 10,000 warrants to purchase shares of Company common stock at $8.94 per share, and, (iii) granted to such individual the exclusive right to implement the digital information network in the greater Seattle market. In February 1996, the Company repaid this payable in full.

In 1995, the Company reached an agreement with one of its suppliers to convert approximately $93,000 of accounts payable into an 11% promissory note payable due March 1997. In February 1996, the Company repaid $20,000 of this payable. In March 1997, the Company issued 18,326 shares of its common stock in exchange for the remaining note payable and related accrued interest.

Certain of the Company's promissory notes totaling less than $200,000 are past due or soon scheduled to be due in early 1997. The Company is in discussion with the noteholders regarding potential refinancing or exchange for common stock of such notes.

Future maturities of the Company's long term debt at December 31, 1996 are as follows (thousands of dollars):


                        1997                                $    501
                        1998                                      21
                        1999                                      13
                                                            --------
                                                            $    535


Note 5  Software License and Supply Agreement

Pursuant to terms of a 1993 agreement, as amended, the Company licenses substantially all of its computer software, which is an essential element of the digital information network, from Sunrise Systems, Inc. ("Sunrise Systems"), an electronics supplier and software development company. The license provides the Company with exclusive rights to such software in metropolitan areas of the United States and Canada with populations over 100,000 and nonexclusive rights elsewhere in the world. The software license was to terminate in 1996 if the Company had not completed a major financing, as defined, by December 1996 and paid Sunrise Systems $250,000 plus 8% of net financing proceeds over $5 million, up to a maximum total payment of $300,000, (the "Expanded License Payment"). In 1996, the Company paid Sunrise Systems $225,000 representing the Expanded License Payment amount then due as a result of the Company's receipt of its initial stock offering proceeds; the remaining $75,000, together with accrued interest is due in 1997. In March 1997, the Company issued 18,697 shares of its common stock in full satisfaction of the remaining obligation.

Upon payment of the Expanded License Payment, the Company purchased an Expanded License which is, among other things, a perpetual, fully paid up exclusive license to use, modify and make derivative works of the source code and related materials. Effective in 1993, the Company recorded the $250,000 contingent minimum payment amount as a long-term obligation and the cost of the Expanded License as an intangible asset in the accompanying balance sheet. The difference between the total $300,000 actual amount of the Expanded License Payment over the $250,000 originally recorded was recorded as an increase in intangible assets in 1996. Accumulated amortization was $150,000 and $225,000 at December 31, 1995 and 1996, respectively.


Note 6  Common Stock and Stock Options

In February 1996, the Company closed its initial public stock offering and received net cash proceeds of approximately $5.9 million, after deduction for underwriters commissions and certain other offering related costs. The Company issued 1,322,500 shares of its common stock and 1,840,000 of its common stock purchase warrants. The warrants entitle the holder to purchase one share of the Company's common stock at an exercise price of $6 per share during the five years commencing upon issuance. The warrants are redeemable after one year, under certain circumstances. The Company utilized approximately $1.1 million of the proceeds to repay certain notes payable and related accrued interest.

The Company has granted to certain of its promissory note holders, stockholders, officers, directors, employees, suppliers, consultants and financial advisors non-qualified options and warrants to purchase shares of Company common stock. Options generally expire within 5 to 10 years of grant.

During 1994, the Company adopted a Combined Incentive and Non-Qualified Stock Option Plan (the "1994 Plan") which permits the issuance of options to acquire shares of Company common stock. The plan permits grants of incentive stock options to employees and of non-qualified stock options to employees, directors, consultants or independent contractors of the Company. The exercise price of incentive stock options shall not be less than the fair market value of Company common stock at the date of grant. The exercise price of non-qualified stock options may be greater or less than the fair market value of Company common stock at the date of grant. The duration of options shall be established by the Board of Directors, and shall not exceed ten years. The 1994 Plan reserves approximately 112,000 shares of common stock for grant and provides that terms of each award be determined by the Board of Directors. Prior to 1996, the Company granted approximately 104,000 1994 Plan options, including 75,000 granted in 1995. No 1994 Plan options have been exercised.

During 1996, the Company adopted a Combined Incentive and Non-Qualified Stock Option Plan (the "1996 Plan") with provisions similar to the 1994 Plan. The 1996 Plan reserves approximately 250,000 shares of common stock for grant and provides that terms of each award be determined by the Board of Directors. During 1996, the Company granted approximately 220,000 1996 Plan options. No 1996 Plan options have been exercised.

In connection with the Company entering into an underwriting agreement for its initial public stock offering, during 1995 the Company and certain of its directors, officers and employees who had been granted options to acquire Company Common Stock at exercise prices less than the per share offering price of $5.00 agreed to a change in exercise price to $5.00 per share.

During 1996, in connection with an agreement pursuant to which the Company acquired certain financial consulting services, the Company issued options to acquire 40,000 shares of its common stock at an exercise price of $6.00 per share, exercisable for two years. The Company recorded the estimated fair value of such options as expense and an increase in common stock. Further, for a period of six to twelve months, the Company agreed to issue additional options (40,000 for each of specified share prices) contingent upon the average closing bid price per share of Company common stock attaining $7, $8, $9 and $10 for twenty out of thirty conservative day time periods. As of December 31, 1996, no additional options have been issued or are issuable for such contingent options.

The following summarizes stock option and warrant transactions during the two years ended December 31, 1996 (thousands of shares):


                                                                   Exercise Price      Weighted Average
                                                  Shares              Per Share           Exercise Price
                                           ----------------        ----------------    -----------------
   Outstanding at January 1, 1995                      286          $0.09 to $53.66        $     7.64

   Granted                                             100           0.09 to   8.94              8.94
   Exercised                                            (5)          0.09 to   4.47              4.47
   Expired                                             (21)          0.09 to  53.66             53.66
                                           ----------------


   Outstanding at December 31, 1995                    360            0.09 to 19.68              5.00

   Granted                                             303            4.50 to  6.00              5.55
   Sold in initial public offering                   1,840                     6.00              6.00
   Expired                                              (5)                    8.94              8.94
                                           ----------------


   Outstanding at December 31, 1996                  2,498          $0.09 to $19.68        $     5.79
                                               ===========

Information relating to stock options and warrants at December 31, 1996 summarized by exercise price are as follows (thousands of shares):


                                              Outstanding
                            ---------------------------------------------
                                                  Weighted Average                 Exercisable
                                         --------------------------------  ----------------------------
                                         Remaining                                          Weighted
         Range of                           Life                                            Average
      Exercise Price            Shares    in Years      Exercise Price      Shares       Exercise Price
   ------------------       ----------   ---------      --------------     --------      --------------
   $  0.09 to $  1.12              114         5.3         $  0.37             114       $    0.37
   $  4.47 to $  5.00              120         3.5            4.95             116            4.95
          $5.50                    268         4.6            5.50              61            5.50
   $  6.00 to $  6.71            1,894         4.0            6.01           1,894            6.01
   $  8.94 to $  9.93              101         4.4            9.60             101            9.60
   $ 13.42 to $ 19.68                1         2.6           16.37               1           17.00
                            ----------                                     --------

                                 2,498         4.2         $  5.79           2,287       $    5.82
                            ==========                                     ========

All stock options issued to employees during 1995 and 1996 have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the year ended December 31, 1995 would not have changed and for the year ended December 31, 1996 would have been increased to the pro forma amounts presented below (in thousands, except per share data):

                                                                         1996
                                                                     -----------
                                 Net loss
                                      As reported                    $   (1,966)
                                      Pro forma                      $   (2,308)

                                 Loss per share
                                      As reported                    $   ( 0.98)
                                      Pro forma                      $   ( 1.16)

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1996: expected life of options of 5 years, expected volatility of 8%, risk-free interest rate of 6.4% and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 1996 approximated $1.34 per option. The above proforma disclosures do not include the effect of options granted prior to 1995 that vest in subsequent years and accordingly are not necessarily indicative of the financial impact had the disclosure provisions of SFAS 123 been applicable to all years for previous option grants.

Note 7  Related Party Transactions

Two of the co-owners and executive officers of Sunrise Systems, the provider of the Company's Expanded License as described in Note 5, are members of the Company's Board of Advisors. Sunrise Systems owns options to acquire approximately 60,000 shares of Company common stock (36,000 exercisable at $9.93 per share, 18,400 exercisable at $0.09 per share and 5,600 exercisable at $0.89 per share). Subsequent to December 31, 1996, Sunrise Systems acquired approximately 18,700 shares of Company common stock in exchange for certain amounts owed.

Note 8  Income Taxes

Deferred income taxes recorded for significant temporary differences between tax and financial reporting basis of assets and liabilities approximate $1.3 million and $2.2 million at December 31, 1995 and 1996, respectively, and primarily relate to operating loss carryforwards. A valuation allowance has been recorded for the full amount of deferred taxes as realization of such deferred tax asset is not considered to be more likely than not.

For income tax purposes, at December 31, 1996, the Company has net operating loss carryforwards approximating $6.4 million, which begin to expire in 2011. As a result of changes in the Company's stock ownership, utilization of net operating loss carryforwards could be subject to annual limitations. The annual amount that could be utilized is limited to the value of the Company as of the date of the change in ownership multiplied by the interest rate on federal long-term exempt securities at that date.


Note 9  DART and RIPTA

In October 1995, the Company entered into a new contract with DART, effective for three years and eligible for extension at DART's option, on terms similar to the original five-year contract (which expired in October 1995) except that royalties payable to DART are reduced from 22% to 4% of gross advertising receipts. In addition, as more fully described in Note 3, the Company renegotiated payment terms of its approximately $225,000 payable to DART for royalties due pursuant to terms of the original contract.

The Company's arrangement with RIPTA is on a month to month basis and provides for the Company to pay RIPTA a fee of 25% of advertising revenue received.


Note 10  Leases

The Company leases FM side bands for transmission to electronic display signs located on-board public transit vehicles. One of the FM side band leases is pursuant to an agreement expiring December 2001, which requires annual payments of $30,000. The other FM side band lease is on a month-to-month basis. The Company leases certain of its office facilities under operating leases with various expiration dates. Future annual minimum lease payments approximate $54,000, $51,000, $50,000 and $15,000 in 1997 through 2000, respectively.

Rent expense, relating to the aforementioned leases and certain other office equipment rents, approximated $54,000 during each of the years ended December 31, 1995 and 1996.

Note 11  Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business, including the litigation described in the following sentence. The former stockholder of hip has initiated a lawsuit in the Supreme Court of British Columbia against hip and the Company, claiming, among other things, damages for breach of contract in the amount of approximately $550,000 Canadian (approximately $400,000 U.S.), plus punitive damages which are unquantified. The Company denies these claims and intends to vigorously defend this lawsuit and, further, in this regard, the Company has counterclaimed against the plaintiffs for, among other things, damages for misrepresentation and breach of contract. Company management currently believes that resolving these various legal proceedings and claims will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

Note 12  Segment and Geographic Information

Results for the Company's operations in Canada for the year ended December 31, 1996 included revenues of $109,000 and loss before other income of $521,000. There are no significant sales between foreign and domestic operations. Identifiable assets relating to foreign operations approximated $552,000 at December 31, 1996. As a result of its acquisitions of Internet-related businesses, commencing in 1996 the Company operates principally in two service industry segments. Certain corporate administrative expenses have been allocated to the transit segment based upon the nature of the expense. Summarized financial information by business segment for 1996 is as follows (thousands of dollars):

                                 Transit               Internet               Corporate            Consolidated
                                 -------               --------               ---------            ------------
Revenues                          $ 493                  $ 190                 $    -               $    683
                                  =====                  =====                =======               ========

Operating loss                    $(294)                 $(852)                $ (961)              $ (2,107)
                                  =====                  =====                =======               ========

Depreciation and
    amortization                  $ 241                  $ 376                 $  139               $    756
                                  =====                  =====                =======               ========

Capital expenditures              $   -                  $   2                 $   13               $     15
                                  =====                  =====                =======               ========

Identifiable assets               $ 301                  $ 659                 $3,317               $  4,277
                                  =====                  =====                =======               ========


Operating loss by segment is total operating revenue less expenses which are deemed to be related to the segment's operating revenue. Identifiable assets by segment are those assets that are used in the operation of that segment. Corporate assets consist primarily of cash and cash equivalents and short-term investments.
Capital expenditures are exclusive of assets acquired upon business acquisition.

Note 13  Subsequent Events

On February 4, 1997, the Company signed a Letter of Intent to acquire Advanced Communication and Information Services ("ACIS"), a provider of digital communication and information services to business and government organizations. The acquisition is subject to, among other conditions, shareholder approval by both companies. The purchase transaction is anticipated to be valued at approximately $30 million comprised of a combination of cash and stock. Subsequent to the execution of the Letter of Intent, the Company advanced ACIS $1 million pursuant to secured, short-term promissory notes.