Form 10QSB
period 1996-12-31
DIGITAL DATA NETWORKS INC
filed 1997-05-14
CIK 949371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of March 31, 1997, 2,334,496 shares of Common Stock and 1,840,000 Common Stock Purchase Warrants were outstanding.

                                      INDEX

                                                                          Page

       PART I.       FINANCIAL INFORMATION

            1.       Financial Statements                                    3

            2.       Management's Discussion and Analysis of
                     Financial Condition and Results of Operations           8

      PART II.       OTHER INFORMATION

       Item 1.       Legal Proceedings                                      10

       Item 2.       Changes in Securities                                 (a)

       Item 3.       Defaults Upon Senior Securities                       (a)

       Item 4.       Submission of Matters to a Vote of Security Holders   (a)

       Item 5.       Other Information                                      10

       Item 6.       Exhibits and Reports on Form 8-K                       10

                     Exhibit 3.2                                            12















----------------------------------------------------------------------------

(a) These items are inapplicable or have a negative response and have therefore been omitted.

                           DIGITAL DATA NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)


                                                                          December 31,         March 31,
                                                                              1996                1997
                                                                         ------------          ---------
CURRENT ASSETS
   Cash and cash equivalents                                               $   2,865            $  1,421
   Notes receivable                                                              325               1,350
   Accounts receivable                                                            83                  93
   Prepaid expenses and other current assets                                     169                 165
                                                                           ---------            --------
         Total Current Assets                                                  3,442               3,029

Equipment, net of accumulated depreciation
   of $1,356 and $1,428                                                          386                 371

Intangible Assets, net of accumulated
   amortization of $263 and $298                                                 362                 327

Other Assets                                                                      87                  80
                                                                           ---------            --------

TOTAL ASSETS                                                               $   4,277            $  3,807
                                                                           =========            ========




CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                $     290            $    305
   Accrued payroll and related                                                    99                  90
   Notes payable and accrued interest                                             71                  72
   Current portion of long-term debt                                             501                 362
   Current portion of expanded license commitment                                 78                   -
   Unearned income                                                                97                  64
                                                                           ---------            --------
         Total Current Liabilities                                             1,136                 893
                                                                           ---------            --------

LONG-TERM OBLIGATIONS
   Long-term debt and accrued interest                                            34                  29
                                                                           ---------            --------
         Total Long-Term Obligations                                              34                  29
                                                                           ---------            --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred Stock, no par value, 1 million shares
     authorized, none issued                                                       -                   -
   Common Stock, no par value, 10 million shares authorized,
     2,297,473 and 2,334,496 shares issued and outstanding                    13,099              13,260
   Accumulated Deficit                                                        (9,992)            (10,375)
                                                                           ---------            --------
         Total Stockholders' Equity                                            3,107               2,885
                                                                           ---------            --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   4,277            $  3,807
                                                                           =========            ========





                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)




                                                                                    Three Months
                                                                                   Ended March 31,
                                                                            ---------------------------
                                                                                 1996           1997
                                                                            -----------      ----------


   REVENUES                                                                 $       101      $   218
                                                                            -----------      ----------

   EXPENSES:
     Direct operating costs                                                          86          160
     Salaries and related                                                           278          217
     Marketing, general and administrative                                           82          189
     Financing, legal and other consulting                                           50           67
                                                                            ------------     ----------

       Total Expenses                                                               496          633
                                                                            ------------     ----------

   Loss Before Other Income (Expense)                                              (395)        (415)
                                                                            ------------     ----------

   OTHER INCOME (EXPENSE):
     Interest expense                                                               (26)          (7)
     Interest income                                                                 22           39
                                                                            ------------     ----------

       Total Other Income (Expense)                                                  (4)          32
                                                                            ------------     ----------

   NET LOSS                                                                 $      (399)     $  (383)
                                                                            ============     ==========


   NET LOSS PER SHARE                                                       $      (.29)     $  (.16)
                                                                            ============     ==========





                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                                       Three Months
                                                                                      Ended March 31,
                                                                                 --------------------------
                                                                                    1996            1997
                                                                                 ----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                        $   (399)      $    (383)
    Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                                                  83             115
       Decrease in accrued interest                                                  (69)             (6)
       Increase (decrease) in accounts payable                                       (50)              7
       Other                                                                          69             (39)
                                                                                -----------    ------------
Net Cash Used by Operating Activities                                               (366)           (306)
                                                                                -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Increase in notes receivable                                                     (50)         (1,025)
    Purchases of equipment                                                            (3)            (58)
                                                                                -----------    ------------

Net Cash Used by Investing Activities                                                (53)         (1,083)
                                                                                -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                         5,857               -
    Proceeds from issuance of notes payable                                           30               -
    Repayment of expanded software license commitment                               (225)              -
    Repayment of notes payable                                                    (1,012)            (55)
                                                                                -----------    ------------

Net Cash Provided (Used) by Financing Activities                                   4,650             (55)
                                                                                -----------    ------------

Net Increase (Decrease) in Cash and Cash Equivalents                               4,231          (1,444)

CASH AND CASH EQUIVALENTS
    Beginning of Period                                                               12           2,865
                                                                                -----------    ------------

    End of Period                                                               $  4,243       $   1,421
                                                                                ===========    ============



SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
    Exchange of debt for equity                                                 $      -       $     161




                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS



Note 1  Description of Business

Digital Data Networks, Inc. (the "Company") provides wireless communications systems to the transit industry and high-end Internet services for business clients. The Company's Transit Network Division markets the wireless communications products and the Company's subsidiaries, Pro.Net Communications, Inc. and Cyber America Corporation ("Cyber America"), market the Internet-related services.

The consolidated financial statements presented herein include all adjustments which are, in the opinion of management, necessary to present fairly the operating results for the interim periods reported. The financial statements should be read in conjunction with the audited, annual consolidated financial statements for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-KSB.

Certain reclassifications have been made to prior period financial statements in order to conform to current period classifications.

Note 2  Initial Public Offering and Supplemental Loss Per Share

In February 1996, the Company closed its initial public offering and received net cash proceeds of approximately $5.9 million, after deduction for underwriters commissions and certain other offering related costs, from the issuance of 1,322,500 shares of its common stock and 1,840,000 of its common stock purchase warrants.

The Company's proforma supplemental loss per share for the three months ended March 31, 1996 approximates $(.23) presented on a basis as if the 1996 public offering and related debt repayment with a portion of the proceeds therefrom, had occurred at the beginning of 1996.

Note 3  Debt Exchange

During the three months ended March 31, 1997, certain of the Company's creditors
exchanged   approximately   $161,000  of  the  Company's  debt  obligations  for
approximately 37,000 shares of the Company's common stock.

Note 4  Business Acquisitions and Proforma Information

During 1996, the Company acquired certain Internet related businesses. The following unaudited pro forma financial information is presented on the basis as if such business combinations had occurred at the beginning of 1996. The pro forma information is based on historical operating results and is not necessarily indicative of results of operations that would have occurred, nor is it necessarily indicative of future results of operations of the combined companies (in thousands, except per share data):

                                     Three Months Ended March 31, 1996
                                     ---------------------------------
       Revenues                             $       260
                                            ===========

       Net loss                             $      (543)
                                            ===========

       Net loss per share                   $      (.35)
                                            ============

The above pro forma financial information does not include non-recurring expenses of approximately $183,000 recorded in 1996 immediately subsequent to recording the Cyber America business combination relating to the estimated fair value of intangible assets acquired associated with products in development which have not been determined to have yet attained technological feasibility.

                          DIGITAL DATA NETWORKS, INC.
                         NOTES TO FINANCIAL STATEMENTS


Note 5  Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business, including the litigation described in the following sentence. The former stockholder of a business acquired by the Company in 1996 has initiated a lawsuit in the Supreme Court of British Columbia against the Company claiming, among other things, damages for breach of contract in the amount of approximately $550,000 Canadian (approximately $400,000 U.S.), plus punitive damages which are unquantified. The Company denies these claims and intends to vigorously defend this lawsuit and, further, in this regard, the Company has counterclaimed against the plaintiffs for, among other things, damages for misrepresentations and breach of contract. Company management currently believes that resolving these various legal proceedings and claims will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

Note 6  Income Taxes

As a result of losses for each of the interim periods, there was no provision for income taxes recorded.

Note 7  Potential Business Acquisition

On February 4, 1997, the Company signed a Letter of Intent to acquire Advanced Communication and Information Services ("ACIS"), a provider of digital communication and information services to business and government organizations. The acquisition is subject to, among other conditions, shareholder approval by both companies. The purchase transaction is anticipated to be valued at approximately $20 million comprised of a combination of cash and stock. In accordance with terms of the Letter of Intent, at March 31, 1997 the Company had advanced ACIS $1 million pursuant to secured, 10% promissory notes due June 1997. In accordance with terms of the Letter of Intent, upon approval of the proposed acquisition, the Company has agreed to advance up to an additional $1 million.

Note 8  Effect of Recently Issued Accounting Standards

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

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

         Results of Operations

         Revenues increased $117,000, or 115%, from $101,000 to $218,000 during the three months ended March 31, 1997, as compared to the prior year period. This increase is the result of contributions from Pro.Net Communications, Inc. in the amount of $62,000 and from Cyber America Corporation in the amount of $27,000, both of which were acquired in the second quarter of 1996, as well as an increase of $28,000 from the Company's Transit Network Division.

         Total expenses increased from $496,000 to $633,000 during the three months ended March 31, 1997 as compared to the prior year period. The increase was due to approximately $180,000 of operating and other costs incurred in 1997 by businesses acquired late in the second quarter of 1996, and approximately $20,000 of amortization of intangible assets recorded for such business acquisition. The increase was offset by a decrease in salaries and related expenses of approximately $60,000 due to the absence of IPO-related bonuses and fewer employees in the Company's Transit Network Division.

         Interest income, derived from the investment of the public offering proceeds, increased from $22,000 to $39,000 as compared to the prior year period, while interest expense decreased from $26,000 to $7,000 due to the retirement of certain short-term and long-term debt obligations in 1996.

         Financial Condition, Liquidity and Capital Resources

         At March 31, 1997, the Company's principal assets consisted of approximately $1.4 million of cash, of which approximately $1.3 million was invested in short-term, interest-bearing investments with banks and other financial institutions, and approximately $1.3 million of short-term notes receivable. The Company's total obligations of approximately $920,000 consisted primarily of $305,000 in accounts payable and accrued expenses, and $362,000 of the current portion of long-term debt incurred by the Company's Transit Network Division.

         Cash used by operating activities for the three months ended March 31, 1997 approximated $300,000, of which approximately $100,000 and $37,000 was for working capital to fund the on-going operations of Pro.Net and Cyber America, respectively, and the remainder was for corporate-related activities.
Additionally, the Company advanced $1 million to a potential business acquisition in the form of short-term, interest-bearing secured notes maturing June 1997.

         The Company believes that its future operating results, liquidity, and capital resources will improve, the result of anticipated revenue growth by the companies it acquired in 1996.

         The Company believes that with the cash it has invested in short-term financial instruments, interest earned from these investments, and anticipated revenues from operations, the Company's working capital requirements will be sufficient for at least the next twelve months.

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

Item 1.  Legal Proceedings

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

Item 5.  Other Information

         On February 4, 1997, the Company's Board of Directors approved an amendment to Article IV of the Company's By-laws to provide a method to break any ties resulting from a vote of the members of the Company's Board of Directors. See Exhibit 3.2.

Item 6.  Exhibits

         Exhibit 3.2 - By-laws of the Company

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    Digital Data Networks, Inc.
                                    (Registrant)


Date:     May 14, 1997              By:    /s/   Donald B. Scott, Jr.
                                           ------------------------------
                                           Donald B. Scott, Jr., President



Date:     May 14, 1997              By:    /s/   Richard J. Boeglin
                                           ----------------------------
                                           Richard J. Boeglin
                                           Vice President, Finance & Operations