Form 10KSB/A
period 1996-12-31
DIGITAL DATA NETWORKS INC
filed 1997-05-22
CIK 949371

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

The aggregate market value of the voting stock held by non-affiliates of the issuer on April 30, 1997 was $10,170,072.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 1997, 2,339,597 shares of Common Stock and 1,840,000 Common Stock Purchase Warrants were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:   None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         Following is a brief summary of the business background and experience of the Company's directors:

         Donald B. Scott, Jr. has been President and a director of the Company since March 1993. In July 1996, Mr. Scott was also elected as the Company's Chairman of the Board. Mr. Scott served as the Company's Acting President from December 1992 through March 1993. Mr. Scott was previously a principal of Rutkowski, Erickson, Scott ("RES"), a consulting firm, from 1991 to July 1995. Prior to his association with RES, Mr. Scott was with Paine Webber in New York from 1987 to 1991. He has worked on Wall Street in various capacities since starting at E. F. Hutton in 1979. He has a B.A. degree in communications and economics from the University of Denver.

         James F. Biagi, Jr. has been Secretary and a director of the Company since its inception in 1988. He is a practicing attorney in Seattle, Washington, and has been a principal of the law firm Monahan & Biagi since March 1996. Prior to Monahan & Biagi, Mr. Biagi practiced law at the firm Monahan & Robinson since 1989, where he has specialized in tax, corporate and securities matters. Mr. Biagi received his B.A. from Boston College, his J.D. from Gonzaga University and his LL.M. in Taxation from the University of Denver.

         Richard F. Rutkowski has been a director and Treasurer of the Company since January 1995. Since December 1994, Mr. Rutkowski has been the Chief Executive Officer of Microvision, Inc., a developer of virtual reality technology, including the virtual retinal display. From October 1994 to December 1994, Mr. Rutkowski served as Microvision's Chief Operating Officer. Between November 1992 and May 1994, Mr. Rutkowski served as Executive Vice President of Medialink Technologies Corporation (formerly Lone Wolf Corporation), a developer of high speed digital networking technology for multimedia applications in audio-video computing, consumer electronics and telecommunications. Between February 1990 and April 1995, Mr. Rutkowski was principal of RES.

         Stephen R. Willey has been a director of the Company since August 1996. Mr. Willey has served as Executive Vice President of Microvision, Inc., a developer of virtual reality technology, since October 1995 and as a director for Microvision since June 1995. Between January 1994 and April 1996, Mr. Willey served as an outside consultant to Microvision through DGI, The Development Group, Inc., a business and technology consulting firm that Mr. Willey founded in 1982, and CSI Connection Systems, Inc., also a business and technology consulting firm founded by Mr. Willey. Mr. Willey also co-founded Pro.Net Communications, Inc., an Internet services company acquired by the Company in June 1996, and has served as a director of Pro.Net since 1994.

         Information regarding the executive officers of the Company is as follows:

Name                          Age         Position with the Company
----                          ---         -------------------------
Donald B. Scott, Jr.           42         President and Chairman of the Board

James F. Biagi, Jr.            40         Secretary and Director

Richard F. Rutkowski           41         Treasurer and Director

Steven R. Willey               43         Director

Richard J. Boeglin             39         Vice President, Finance and Operations
                                          Chief Financial Officer

Susan E. Hassel                50         Vice President, Sales

Donald B. Scott, Jr. has been President and a Director of the Company since March 1993, and was elected Chairman of the Board in July 1996. For additional information see business background and experience for directors above.

James F. Biagi, Jr. has been Secretary and a Director of the Company since its inception in 1988. For additional information see business background and experience for directors above.

Richard F. Rutkowski has been Treasurer and a Director of the Company since January 1995. For additional information see business background and experience for directors above.

Steven R. Willey has been a Director of the Company since August 1996. For additional information see business background and experience for directors above.

Richard J. Boeglin has been Vice President of Finance and Operations and the Chief Financial Officer since April 1995. He has been with the Company since 1991. He has eleven years of management experience, including direct management of transit system design, development and installation. From 1987 to 1991, Mr. Boeglin worked in the outdoor advertising industry. He has a BS from Indiana University, where he received a degree in Marketing and Management.

Susan E. Hassel has been Vice President of Sales since she started with the Company in April 1992. She has fifteen years of sales and marketing experience. From 1985 until 1991, Ms. Hassel was the Director of Sales and Marketing for The Relocation Center, a relocation counseling company in Dallas, Texas. Ms. Hassel has a BS in Education from the University of Cincinnati.


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

Item 10. Executive Compensation.

The following table sets forth certain information regarding cash and non-cash compensation paid by the Company during each of the Company's last three fiscal years to the Company's Chief Executive Officer and the other most highly compensated executive officers of the Company whose annual compensation exceeded $100,000 (the "Named Persons").


                                                                                    Long-Term Compensation
                                                         Annual Compensation                Awards
Name and                                                 -------------------              Securities
Principal Position                      Year           Salary           Bonus        Underlying Options
------------------                      ----           ------           -----        ------------------
Donald B. Scott, President              1996           $144,000         $74,872               60,000 (1)
                                        1995            120,000          74,558               44,723
                                        1994             17,000            -0-                 4,920



Richard J. Boeglin, V.P.                1996            $96,000         $15,650               40,000 (1)
   Finance and Operations               1995             66,086            -0-                   559
                                        1994             59,161            -0-                12,298



Susan E. Hassel, V.P. Sales             1996           $129,637            -0-                15,000 (2)
                                        1995            114,790            -0-                   559
                                        1994             95,982            -0-                11,179

----------------

(1) These options to vest on a pro-rata basis over a 24-month period commencing July 1, 1996.
(2) These options to vest on a pro-rata basis over a 24-month period commencing December 1, 1996.


The following table sets forth information with respect to options granted to the Named Persons during the fiscal year ended December 31, 1996.

                        Option Grants in Last Fiscal Year
                                Individual Grants


                                    Number of         % of Total Options
                                   Securities            Granted to
                                   Underlying            Employees in         Exercise or Base
            Name                 Options Granted         Fiscal Year          Price Per Share     Expiration Date
            ----                 ---------------         -----------          ---------------     ---------------
Donald B. Scott                         60,000                44                   $5.50          June 30, 2001
   President

 Richard J. Boeglin                     40,000                30                   $5.50          June 30, 2001
    V.P. Finance and
    Operations

 Susan E. Hassel                        15,000                11                   $5.50          November 30, 2001
    V.P. Sales

         The following table sets forth information with respect to options exercised by the Named Persons during 1996 and the value of unexercised options held by the Named Persons at the end of fiscal 1996.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

                                                                            Number of
                                                                            Securities
                                                                            Underlying             Value of
                                                                           Unexercised           Unexercised
                                                                            Options at           In-the-Money
                                                                              Fiscal               Options
                                 Shares Acquired        Value                Year-End         At Fiscal Year-End
       Name                        on Exercise         Realized            Exercisable          Exercisable (1)
       ----                        -----------         --------            -----------          ---------------
Donald B. Scott                          0                 0                 178,769            $ 283,765
   President
Richard J. Boeglin                       0                 0                  53,975            $       0
   V.P. Finance and
   Operations
Susan E. Hassel                          0                 0                  27,856            $       0
   V.P. Sales

 (1) The value of unexercised options is based on the market value of the Company's Common Stock on April 30, 1997, of $4.50 per share.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of April 30, 1997, by (i) each person or entity who beneficially owns 5% or more of the Common Stock, (ii) each director, (iii) the Chief Executive Officer and the next four highest compensated officers whose compensation exceeds $100,000, and (iv) all officers and directors of the Company as a group. Unless otherwise noted, the persons and entities named below have sole voting and investment power with respect to such shares.

Name of                                     Total Beneficial Ownership             Percent of Class Beneficially
Beneficial Owner                                (including options)                  Owned as of April 30, 1997
----------------                                -------------------                  --------------------------
Donald B. Scott, Jr., Chairman and
   President                                          189,412 (1)                                 8.1%
James F. Biagi, Jr., Secretary                         95,019 (2)                                 4.1%
Richard F. Rutkowski, Treasurer                        53,797 (3)                                 2.3%
Stephen R. Willey, Director                            78,500 (4)                                 3.4%
Richard J. Boeglin, V.P. Finance and                   55,653 (5)                                 2.4%
   Operations
Susan E. Hassel, V.P. Sales                            28,975 (6)                                 1.2%
All Executive Officers and Directors                  501,356 (7)                                21.4%
  as a group (6 persons)

-----------------------
         (1)   Includes options to purchase 178,769 shares.
         (2)   Includes options to purchase 79,133 shares.
         (3)   Includes options to purchase 42,042 shares.
         (4)   Includes options to purchase 40,000 shares.
         (5)   Includes options to purchase 53,975 shares.
         (6)   Includes options to purchase 27,856 shares.
         (7)   Includes options to purchase 421,775 shares.

Item 12. Certain Relationships and Related Transactions.

         In consideration of Donald B. Scott's loan of $44,000 to the Company in 1992, the Company granted Mr. Scott an option to purchase 4,920 shares of Common Stock at $8.94 per share in 1994. During 1994, the Company canceled outstanding options held by Mr. Scott and reissued to him new options to purchase 67,084 shares at $0.27 per share until December 12, 2002. See "Management - Executive Compensation." During 1994, the Company advanced to Mr. Scott $59,000, which was an unsecured non-interest bearing receivable. During 1995, the receivable was repaid in consideration for compensation earned during 1995.


         Paul Miller and Henry Appleton are principals of Sunrise Systems, the Company's principal electronic equipment supplier and systems integrator. Additionally, one of them may be nominated to serve on the Company's board of directors pursuant to their agreement with the Company. They work closely with the Company to obtain system components and manufacturing resources plus design product enhancements. The Company licenses its software from, and has an exclusive hardware purchase agreement with, Sunrise Systems. The Company granted options to purchase shares of its Common Stock to Sunrise Systems in February 1993 in connection with the execution of the Hardware and Software Agreements. Such options were subsequently modified in December 1993 and December 1994 as partial consideration for extending the Hardware and Software Agreements. As a result of the original grant and modifications, Sunrise Systems holds options which expire in 2003, to purchase Common Stock of the Company as follows:


                           Shares              Price/Share
                           ------              -----------
                           18,448                 $0.09
                            5,590                 $0.89
                           36,388                 $9.93


         In December 1994, Bruce S. Glant, a former director of the Company filed a lawsuit against the Company for payment of a demand note in the principal amount of approximately $53,000 plus interest. Pursuant to a Settlement Agreement dated as of April 21, 1995, the Company agreed to pay Mr. Glant $5,000 upon execution of the Settlement Agreement and $2,000 per month thereafter until the note was paid in full. The Company also granted to Mr. Glant (i) the right to implement the digital information network technology in the greater Seattle, Washington market, and (ii) warrants to purchase 11,181 shares at $8.94 per share for five years. Mr. Glant directed 1,118 of such warrants to be issued to each of the two managers in the Company's Dallas office. The Company paid the outstanding balance of $37,757 upon conclusion of its public offering in February 1996.


         In January 1995, James F. Biagi, Jr., Secretary and a director,  Ronald
P. Erickson, a former director, and Richard F. Rutkowski, a director, exchanged $119,829 of outstanding 5% promissory notes of the Company with accrued interest for 8,933 shares of Common Stock at $13.42 per share. In November 1995, Mr. Biagi exchanged $19,095 of a 5% demand note with accrued interest for 4,774 shares at $4.00 per share.


         In June 1996, in consideration for acquiring all of the outstanding capital stock of Pro.Net Communications, Inc., the Company issued 100,000 shares of the Company's Common Stock to shareholders of Pro.Net Communications, Inc., including 28,500 shares to Stephen R. Willey, who was elected a director of the Company in August, 1996 to fill the vacancy created by the resignation of Ronald
P. Erickson, former chairman of the board of directors. Mr. Willey received an additional 10,000 shares of the Company's Common Stock in June 1996 for entering into a two-year consulting agreement with the Company.


         In June 1996, in consideration for acquiring all of the outstanding capital stock of Cyber America Corporation, the Company issued 23,500 shares of the Company's Common Stock to Simon D. Liebman and Joseph S. Rutkowski, and 2,500 shares of the Company's Common Stock to Richard S. Rutkowski, Cyber America's three principal shareholders. Richard F. Rutkowski, the Company's treasurer and a director, is the brother of Joseph S. Rutkowski and son of Richard S. Rutkowski.

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


                           DIGITAL DATA NETWORKS, INC.
                           (Registrant)


                           By:    /s/  Donald B. Scott, Jr.
                                  -------------------------
                                  Donald B. Scott, Jr., Chairman of the Board
                                  (Principal Executive Officer)


                                  Date: May 21, 1997


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                          Capacity                            Date
----------                          --------                            ----

/s/  Donald B. Scott, Jr.           Chairman of the Board, President    May 21, 1997
Donald B. Scott, Jr.                Director, (Principal Executive
                                    Officer)

/s/  James F. Biagi, Jr.            Secretary and Director              May 21, 1997
------------------------
James F. Biagi, Jr.


/s/  Richard F. Rutkowski           Treasurer and Director              May 21, 1997
-------------------------
Richard F. Rutkowski


/s/  Stephen R. Willey              Director                            May 21, 1997
----------------------
Stephen R. Willey


/s/  Richard J. Boeglin             Vice President,                     May 21, 1997
-----------------------             Finance and Operations
Richard J. Boeglin                  (Principal Financial and
                                    Accounting Officer)