Form 10QSB
period 1997-06-30
DIGITAL DATA NETWORKS INC
filed 1997-08-19
CIK 949371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of June 30, 1997, 2,339,597 shares of Common Stock and 1,840,000 Common Stock Purchase Warrants were outstanding.

                                      INDEX

                                                                         Page

       PART I.       FINANCIAL INFORMATION

            1.       Financial Statements                                  3

            2.       Management's Discussion and Analysis of               8
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

       Item 5.       Other Information                                     (a)

       Item 6.       Exhibits and Reports on Form 8-K                      (a)

















----------------------------------------------------------------------------

(a) These items are inapplicable or have a negative response and have therefore been omitted.

                           DIGITAL DATA NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                  (Dollars in Thousands, Except Per Share Data)



                                                                          December 31,          June 30,
                                                                              1996                1997
                                                                         ------------          ---------
CURRENT ASSETS
   Cash and cash equivalents                                               $   2,865            $    826
   Notes receivable                                                              325               1,398
   Accounts receivable                                                            83                  82
   Prepaid expenses and other current assets                                     169                 109
                                                                           ---------            --------
         Total Current Assets                                                  3,442               2,415

Equipment, net of accumulated depreciation
   of $1,356 and $1,498                                                          386                 311

Intangible Assets, net of accumulated
   amortization of $263 and $333                                                 362                 292

Other Assets                                                                      87                 107
                                                                           ---------            --------

TOTAL ASSETS                                                               $   4,277            $  3,125
                                                                           =========            ========




CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                $     290            $    284
   Accrued payroll and related                                                    99                  85
   Notes payable and accrued interest                                             71                  73
   Current portion of long-term debt                                             501                 170
   Current portion of expanded license commitment                                 78                   -
   Unearned income                                                                97                  61
                                                                           ---------            --------
         Total Current Liabilities                                             1,136                 673
                                                                           ---------            --------

LONG-TERM OBLIGATIONS
   Long-term debt and accrued interest                                            34                  23
                                                                           ---------            --------
         Total Long-Term Obligations                                              34                  23
                                                                           ---------            --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred Stock, no par value, 1 million shares
     authorized, none issued                                                       -                   -
   Common Stock, no par value, 10 million shares authorized,
     2,297,473 and 2,339,597 shares issued and outstanding                    13,099              13,282
   Accumulated Deficit                                                        (9,992)            (10,853)
                                                                           ---------            --------
         Total Stockholders' Equity                                            3,107               2,429
                                                                           ---------            --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   4,277            $  3,125
                                                                           =========            ========




                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)




                                                   Three Months                           Six Months
                                                  Ended June 30,                         Ended June 30,
                                            -----------------------                  ---------------------
                                               1996          1997                    1996          1997
                                               ----          ----                    ----          ----


   REVENUES                                 $   126         $  219               $    227        $    437
                                            -------         ------                 ------         -------

   EXPENSES:
      Direct operating costs                    139            137                    245             297
      Salaries and related                      280            197                    558             414
      Marketing, general and administrative     120            291                    202             472
      Financing, legal and other consulting      10             76                     40             136
      Product development costs, including
       amortization of intangible assets        303             16                    303              32
                                            -------         ------                 --------       -------
       Total Expenses                           852            717                  1,348           1,351
                                            -------         ------                 --------       -------

      Loss Before Other Income (Expense)        726            498                  1,121             914
                                            -------         ------                 --------       -------

   OTHER INCOME (EXPENSE):
      Interest expense                          (15)           (11)                   (41)            (17)
      Interest income                            48             31                     70              70
                                            -------         ------                 --------       -------
       Total Other Income (Expense)              33             20                     29              53
                                            -------         ------                 --------       -------

   NET LOSS                                 $  (693)        $ (478)              $ (1,092)       $  (861)
                                            =======         ======                 ========       =======


   NET LOSS PER SHARE                       $ (0.34)        $(0.20)                $(0.63)        $ (0.37)
                                            =======         ======                 ========       =======


                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                        Six Months
                                                                                       Ended June 30,
                                                                                 ------------------------
                                                                                   1996            1997
                                                                                 -------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                        $ (1,092)       $   (861)
    Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                                                 215             219
       Product development costs                                                     303               -
       Non-cash compensation expense relating to
          Common Stock issued to employees                                            95               -
       Decrease in accrued interest                                                 (123)            (72)
       Decrease in accounts payable                                                 (191)            (19)
       Other                                                                          17              20
                                                                                --------       ---------
Net Cash Used by Operating Activities                                               (776)           (713)
                                                                                --------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Increase in notes receivable                                                       -          (1,073)
    Purchases of equipment                                                           (22)            (67)

Net Cash Used by Investing Activities                                                (22)         (1,140)
                                                                                --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock, net of stock issue costs               5,823               -
    Proceeds from issuance of notes payable                                           30               -
    Repayment of expanded software license commitment                               (225)              -
    Repayment of notes payable                                                    (1,000)           (186)
                                                                                --------       ---------

Net Cash Provided (Used) by Financing Activities                                   4,628            (186)
                                                                                --------       ---------

Net Increase (Decrease) in Cash and Cash Equivalents                               3,830          (2,039)

CASH AND CASH EQUIVALENTS
    Beginning of Period                                                               12           2,865
                                                                                --------       ---------

    End of Period                                                               $  3,842       $     826
                                                                                ========       =========



SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
    Exchange of debt for equity                                                 $      -       $     161
    Common Stock issued in business acquisitions                                $    761       $       -


                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS




Note 1  Description of Business

Digital Data Networks, Inc. (the "Company") provides wireless communications systems to the transit industry and high-end Internet services for business clients. The Company's Transit Network Division markets the wireless communications products and the Company's subsidiaries, DDN Canada and Cyber America Corporation ("Cyber America"), market the Internet-related services.

The consolidated financial statements presented herein include all adjustments which are, in the opinion of management, necessary to present fairly the operating results for the interim periods reported. Results for the 1997 interim periods are not necessarily indicative of the results that may be expected by the Company for the complete fiscal year. The financial statements should be read in conjunction with the audited, annual financial statements for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-KSB.

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

Note 3  Debt Exchange

During the six months ended June 30, 1997, certain of the Company's creditors exchanged approximately $161,000 of the Company's debt obligations for approximately 37,000 shares of the Company's common stock.

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

                                            Six Months Ended June 30, 1996
                                            ------------------------------

                Revenues                             $       308
                                                     ===========

                Net loss                             $      (799)
                                                     ===========

                Net loss per share                   $     (0.43)
                                                     ===========

The above pro forma financial information does not include non-recurring expenses of approximately $303,000 recorded in 1996 immediately subsequent to recording business combinations relating to the estimated fair value of intangible assets acquired associated with products in development which have not been determined to have yet attained technological feasibility.

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

Note 7  Notes Receivable

In February 1997, the Company entered into a Letter of Intent with Advanced Communication and Information Services, Inc. ("ACIS") whereby the Company would acquire all of the capital stock of ACIS through a merger exchange of stock. The Letter of Intent was subject to a number of conditions, including the approval of the transaction by the boards of directors and shareholders of both companies; ACIS providing audited financial statements; and loans from the Company to ACIS for working capital pending the closing of the transaction. The Company advanced ACIS approximately $1,048,000 in five different loans which became due June 1, 1997 and are secured by a subordinated security interest in certain of ACIS's assets and shares of ACIS stock. Management of ACIS did not deliver previously issued and outstanding stock as security for the Company's loans as was initially required, but rather, ACIS delivered a new certificate for 1,000,000 shares of ACIS common stock. As of the date of this filing, the loans are past due, however the Company and ACIS are negotiating a plan for repayment of ACIS loans, as well as a cancellation fee to the Company, including reimbursement of the Company's expenses incurred in connection with the transaction. Management of the Company believes that ACIS will repay its loans and other related fees and expenses within the next six months. There can be no assurance that the Company will be successful in collecting from ACIS any or all of the monies owed to the Company.

Note 8  Effect of Recently Issued Accounting Standards

Recently issued accounting standards having relevant applicability to the Company consist primarily of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), which establishes standards for computing and presenting earnings per share ("EPS") and has the effect of simplifying the standards for computing earnings per share and makes them comparable to international EPS standards. It replaces presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution for the effect of common stock equivalents such as options or warrants. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 (earlier application is not permitted) and requires restatement of all prior period EPS data presented. It is not expected that adoption of SFAS 128 will have a significant, if any, effect on reported EPS data. Other relevant recently issued accounting standards consist of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information", which relate to additional reporting and disclosure requirements effective for financial statement periods beginning after December 15, 1997. It is not expected that the adoption of these accounting pronouncements will have a material effect on the Company's operating results or financial condition.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

         Results of Operations

         Revenues increased $210,000, or 93%, from $227,000 to $437,000 during the six months ended June 30, 1997, as compared to the prior year period. This increase is the result of revenues from DDN Canada in the amount of $163,000 and from Cyber America Corporation in the amount of $37,000, both of which were acquired in the second quarter of 1996 and had combined revenues of $18,000 in the prior comparison period, as well as an increase from $209,000 to $237,000 from the Company's Transit Network Division.

         Total expenses did not vary significantly, increasing from $1,348,000 to $1,351,000 during the six months ended June 30, 1997 as compared to the prior year period. Direct costs increased from $245,000 to $297,000, attributable primarily to the fact that DDN Canada and Cyber America were not acquired until June 1996, while salaries and related expenses decreased 26%, from $558,000 to $414,000, the result of discretionary bonus awards distributed to key employees in 1996. Financing, legal and consulting expenses increased from $40,000 to $136,000, largely the result of expenses related to a possible acquisition, as well as a legal proceeding DDN Canada is involved in. Marketing, general and administrative grew from $202,000 to $472,000, due primarily to an increase of approximately $150,000 in DDN Canada's operation which reflected expenses for only a few weeks in the comparison period, and the amortization of intangible assets in the amount of $85,000. Total expenses were also offset by a one-time charge in the prior year period in the amount of $303,000 relating to the acquisition of Cyber America.

         Interest income in the amount of $70,000, earned on the investment of public offering proceeds, did not vary as compared to the prior year period, while interest expense decreased from $41,000 to $17,000, due to the retirement of certain short-term and long-term debt obligations.

         Financial Condition, Liquidity and Capital Resources

         At June 30, 1997, the Company's principal assets consisted of approximately $826,000 of cash, most of which was invested in short-term, interest-bearing investments with banks and other financial institutions, and approximately $1.4 million of short-term notes receivable. The Company's total obligations of $696,000 consisted primarily of $369,000 in accounts payable and accrued expenses, and $266,000 of notes payable.

         Cash used by operating activities for the six months ended June 30, 1997 approximated $713,000, of which approximately $207,000 was for working capital to fund the on-going operations of DDN Canada and Cyber America.

         In February 1997, the Company entered into a Letter of Intent with Advanced Communication and Information Services, Inc. ("ACIS") whereby the Company would acquire all of the capital stock of ACIS through a merger exchange of stock. The Letter of Intent was subject to a number of conditions, including the approval of the transaction by the boards of directors and shareholders of both companies; ACIS providing audited financial statements; and loans from the Company to ACIS for working capital pending the closing of the transaction. The Company advanced ACIS approximately $1,048,000 in five different loans which became due June 1, 1997 and are secured by a subordinated security interest in certain of ACIS's assets and shares of ACIS stock. Management of ACIS did not deliver previously issued and outstanding stock as security for the Company's loans as was initially required, but rather, ACIS delivered a new certificate for 1,000,000 shares of ACIS common stock. As of the date of this filing, the loans are past due. However, the Company and ACIS are negotiating a plan for repayment of ACIS loans, as well as a cancellation fee to the Company, including reimbursement of the Company's expenses incurred in connection with the transaction. Management of the Company believes that ACIS will repay its loans and other related fees and expenses within the next six months. There can be no assurance that the Company will be successful in collecting from ACIS any or all of the monies owed to the Company.

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


         Effect of Recently Issued Accounting Standards

         Recently issued accounting standards having relevant applicability to the Company consist primarily of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), which establishes standards for computing and presenting earnings per share ("EPS") and has the effect of simplifying the standards for computing earnings per share and makes them comparable to international EPS standards. It replaces presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution for the effect of common stock equivalents such as options or warrants. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 (earlier application is not permitted) and requires restatement of all prior period EPS data presented. It is not expected that adoption of SFAS 128 will have a significant, if any, effect on reported EPS data. Other relevant recently issued accounting standards consist of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information", which relate to additional reporting and disclosure requirements effective for financial statement periods beginning after December 15, 1997. It is not expected that the adoption of these accounting pronouncements will have a material effect on the Company's operating results or financial condition.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               Digital Data Networks, Inc.
                               (Registrant)


Date:     August 19, 1997      By:        /s/   Donald B. Scott, Jr.
                                      ------------------------------
                                           Donald B. Scott, Jr., President



Date:     August 19, 1997      By:        /s/   Richard J. Boeglin
                                      ----------------------------
                                           Richard J. Boeglin
                                           Vice President, Finance & Operations