Form 10QSB
period 1996-09-30
DIGITAL DATA NETWORKS INC
filed 1997-11-14
CIK 949371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of September 30, 1997, 2,364,597 shares of Common Stock and 1,840,000 Common Stock Purchase Warrants were outstanding.

                                      INDEX

                                                                        Page

PART I.       FINANCIAL INFORMATION

     1.       Financial Statements                                        3

     2.       Management's Discussion and Analysis of                     9
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

                           DIGITAL DATA NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)


                                                                        December 31,           September 30,
                                                                           1996                    1997
                                                                         ---------               ---------
CURRENT ASSETS
   Cash and cash equivalents                                             $   2,865               $     642
   Notes receivable                                                            325                   1,363
   Accounts receivable                                                          83                     103
   Prepaid expenses and other current assets                                   169                     111
                                                                         ---------               ---------
         Total Current Assets                                                3,442                   2,219

Equipment, net of accumulated depreciation
   of $1,356 and $1,546                                                        386                     263

Intangible Assets, net of accumulated (Note 9)
   amortization of $263 and $406                                               362                     362

Other Assets                                                                    87                      94
                                                                         ---------               ---------

TOTAL ASSETS                                                             $   4,277               $   2,938
                                                                         =========               =========




CURRENT LIABILITIES
   Accounts payable and accrued liabilities                              $     290               $     369
   Accrued payroll and related                                                  99                      53
   Due to related party                                                          -                     132
   Notes payable and accrued interest                                           71                       -
   Current portion of long-term debt                                           501                     174
   Expanded license commitment                                                  78                       -
   Unearned income                                                              97                      48
                                                                         ---------               ---------
         Total Current Liabilities                                           1,136                     776
                                                                         ---------               ---------

LONG-TERM OBLIGATIONS
   Long-term debt and accrued interest                                          34                      18
                                                                         ---------               ---------
         Total Long-Term Obligations                                            34                      18
                                                                         ---------               ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred Stock, no par value, 1 million shares
     authorized, none issued                                                     -                       -
   Common Stock, no par value, 10 million shares authorized,
         2,297,473 and 2,364,597 shares issued and outstanding              13,099                  13,319
   Accumulated Deficit                                                      (9,992)                (11,175)
                                                                         ---------               ---------
         Total Stockholders' Equity                                          3,107                   2,144
                                                                         ---------               ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $   4,277               $   2,938
                                                                         =========               =========



                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)



                                                  Three Months                            Nine Months
                                              Ended September 30,                     Ended September 30,
                                            ---------------------                  ----------------------
                                               1996          1997                    1996          1997
                                            -------        ------                  ------        -------

   REVENUES                                 $   179        $  260                  $  406        $   697
                                            -------        ------                  ------        -------

   EXPENSES:
      Direct operating costs                     82           136                     327            401
      Salaries and related                      212           183                     770            597
      Marketing, general and administrative     257           188                     460            692
      Financing, legal and other consulting      12            59                      51            195
      Product development costs, including                                              -
       amortization of intangible assets          -            54                     303             86
                                            -------        ------                  ------        -------
         Total Expenses                         563           620                   1,911           1971
                                            -------        ------                  ------        -------

      Loss Before Other Income (Expense)        384           360                   1,505          1,274
                                            -------        ------                  ------        -------

   OTHER INCOME (EXPENSE):
      Interest expense                          (18)           (5)                    (55)           (23)
      Interest income                            60            43                     126            114
                                            -------        ------                  ------        -------
       Total Other Income (Expense)              42            38                      71             91
                                            -------        ------                  ------        -------

   NET LOSS                                 $  (342)       $ (322)                $(1,434)       $(1,183)
                                            =======        ======                 =======        =======


   NET LOSS PER SHARE                       $ (0.16)       $(0.14)                $ (0.76)       $ (0.51)
                                            =======        ======                 =======        =======


                 See acompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                      Nine Months
                                                                                  Ended September 30,
                                                                                  --------------------
                                                                                   1996           1997
                                                                                  ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                       $ (1,434)       $ (1,183)
    Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                                                 351            248
       Product development costs                                                     303             86
          Non-cash compensation expense relating to
          Common Stock issued to employees                                            95              -
       Change in operating assets and liabilities, net
          of business acquisitions                                                  (685)          (849)
          Decrease in accrued interest                                              (120)           (13)
          Increase in accounts payable                                                57             79
          Other                                                                     (159)            (5)
                                                                                --------       --------
Net Cash Used by Operating Activities                                               (907)          (788)
                                                                                --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Increase in notes receivable, net                                                  -         (1,038)
    Purchases of equipment                                                          (192)           (67)
    Purchases of investments                                                        (466)             -
      Cash acquired upon acquisition of businesses                                    99              -
                                                                                --------       --------

Net Cash Used by Investing Activities                                               (559)        (1,105)
                                                                                --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock, net of stock issue costs               5,823              -
    Proceeds from issuance of notes payable                                           90              -
    Repayment of expanded software license commitment                               (225)           (78)
    Repayment of notes payable                                                    (1,025)          (240)
    Payments on related party note                                                     -            (12)
                                                                                --------       ---------

Net Cash Provided (Used) by Financing Activities                                   4,663           (330)
                                                                                --------       --------

Net Increase (Decrease) in Cash and Cash Equivalents                               3,197         (2,223)

CASH AND CASH EQUIVALENTS
    Beginning of Period                                                               12          2,865
                                                                                --------       --------

    End of Period                                                               $  3,209       $    642
                                                                                ========       ==========


SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
    Exchange of debt for equity                                                 $    124       $    161
    Common Stock issued in business acquisitions                                $    868       $      -
    Payable to related party                                                    $      -       $    144
    Expenses paid in common stock                                               $      -       $     59


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

Note 3  Debt Exchange

During the nine months ended September 30, 1997, certain of the Company's creditors exchanged approximately $161,000 of the Company's debt obligations for approximately 37,000 shares of the Company's common stock.

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

                                       Nine Months Ended September 30, 1996
                                       ------------------------------------
                  Revenues                             $   735
                                                        ======

                  Net loss                             $(1,613)
                                                        ======

                  Net loss per share                   $ (0.79)
                                                        ======

The above pro forma financial information does not include non-recurring expenses of approximately $303,000 recorded in 1996 immediately subsequent to recording the Cyber America business combination relating to the estimated fair value of intangible assets acquired associated with products in development which have not been determined to have yet attained technological feasibility.

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

Note 7  Notes Receivable

In February 1997, the Company entered into a Letter of Intent with Advanced Communication and Information Services, Inc. ("ACIS") whereby the Company would acquire all of the capital stock of ACIS through a merger exchange of stock. The Letter of Intent was subject to a number of conditions, including the approval of the transaction by the boards of directors and shareholders of both companies; ACIS providing audited financial statements of its operations in a form acceptable for filing with the Commission; and loans from the Company to ACIS for working capital pending the closing of the transaction. The Company advanced ACIS approximately $1,048,000 in five different loans which became due June 1, 1997 and are secured by a subordinated security interest in certain of ACIS's assets and shares of ACIS stock. Management of ACIS did not deliver its stock as security for the Company's loans as was initially required, but rather, ACIS delivered a new certificate for 1,000,000 shares of ACIS common stock. As of the date of this filing, the loans are past due, however the Company and ACIS are negotiating a plan for repayment of ACIS loans, as well as a cancellation fee to the Company, including reimbursement of the Company's expenses incurred in connection with the transaction. Management of the Company believes that ACIS will repay its loans and other related fees and expenses within the next six months. There can be no assurance that the Company will be successful in collecting from ACIS any or all of the moneys owed to the Company.

Note 8  Shut down of Cyber America

On September 5, 1997, the Company closed the operations of Cyber America (a recently acquired business-see Note 4). The Company has not formally adopted a plan for disposition, but anticipates the business will be disposed of within the next six months. At September 30, 1997, assets, consisting primarily of Property, Plant and Equipment, totaled approximately $79,000. Liabilities totaling approximately $104,000 consist primarily of amounts due vendors. Cyber America reported a net loss from operations for the nine months ended September 30, 1997, of approximately $220,000. No gain or loss from disposition can be estimated at this time.

Note 9  Due to Related Party

Amounts due to related party consist of amounts owed to certain shareholders for consulting services rendered. Services were rendered for a recently acquired business (see Note 4) prior to the purchase date. Accordingly, goodwill related to this business acquisition was increased.

Note 10  Effect of Recently Issued Accounting Standards

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

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

         Results of Operations

         Revenues increased $291,000, or 72%, from $406,000 to $697,000 during the nine months ended September 30, 1997, as compared to the prior year period. This increase is the result of revenues from DDN Canada in the amount of $287,000 and from Cyber America Corporation in the amount of $39,000, both of which were acquired in the second quarter of 1996 and had combined revenues of $51,000 in the prior comparison period, as well as an increase from $355,000 to $371,000 from the Company's Transit Network Division.

         Total expenses increased from $1,911,000 to $1,971,000 during the nine months ended September, 1997 as compared to the prior year period. Direct costs rose from $327,000 to $401,000, attributable primarily to the fact that DDN Canada and Cyber America were not acquired until June 1996, while salaries and related expenses decreased 22%, from $770,000 to $597,000, the result of discretionary bonus awards distributed to key employees in 1996. Financing, legal and consulting expenses increased from $51,000 to $195,000, largely the result of expenses related to a possible acquisition, and a legal proceeding DDN Canada is involved in. Marketing, general and administrative expenses increased to $692,000 compared to $460,000 in the prior year period, due primarily to an increase of approximately $201,000 in DDN Canada's operation, which reflected expenses for only a few months in the comparison period. Total expenses were also offset by a reduction in product development costs from $303,000 to $86,000, the result of a one-time charge in the prior year period relating to the acquisition of Cyber America.

         Interest income in the amount of $114,000, earned primarily on the investment of public offering proceeds, decreased from $126,000 in the prior year period, primarily due to the fact that there was more cash available to invest in the prior year period. Interest expense decreased from $55,000 to $23,000, due to the retirement of certain short-term and long-term debt obligations.

         Financial Condition, Liquidity and Capital Resources

         At September 30, 1997, the Company's principal assets consisted of approximately $642,000 of cash, most of which was invested in short-term, interest-bearing investments with banks and other financial institutions, and approximately $1.4 million of short-term notes receivable. The Company's total obligations of $794,000 consisted primarily of $422,000 in accounts payable and accrued liabilities, and $192,000 of notes payable.

         Cash used by operating activities for the nine months ended September 30, 1997 approximated $788,000, of which approximately $238,000 was for working capital to fund the on-going operations of DDN Canada and Cyber America.

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

         In September 1997, the Company closed the Cyber America operation, due to the fact that it was unable to approach profitability.

         The Company believes that its future operating results, liquidity, and capital resources will improve, the result of closing the Cyber America operation, and anticipated revenue growth by DDN Canada and the Company's Transit Network Division.

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



                                    Digital Data Networks, Inc.
                                    (Registrant)


Date:     November 14, 1997         By:    /s/   Donald B. Scott, Jr.
                                       ------------------------------
                                           Donald B. Scott, Jr., President



Date:     November 14, 1997         By:    /s/   Richard J. Boeglin
                                       ----------------------------
                                           Richard J. Boeglin
                                           Vice President, Finance & Operations