Form 10-K
period 1997-12-31
DIGITAL DATA NETWORKS INC
filed 1998-04-15
CIK 949371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended December 31, 1997.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year were $889,000.

The aggregate market value of the voting stock held by non-affiliates of the issuer on April 8, 1998 was approximately $2,828,321.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 8, 1998, 2,314,597 shares of Common Stock and 1,840,000 Common Stock Purchase Warrants were outstanding.

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

General

         DDN markets a wireless communications system to the transit industry, and high-end Internet services targeting business clients. The Company's Transit Network Division markets a wireless communications system to the transit industry, while the Company's wholly owned subsidiary, DDN Digital Data Networks (Canada), Inc. ("DDN Canada"), markets the Internet-related services.

History

         The Transit Network

         The Company's Transit Network Division markets and operates a digital information network from which it generates advertising revenue. The digital information network is a network of computerized electronic displays that delivers information, both text and graphics, to riders on-board public transit vehicles, utilizing an FM subcarrier signal to transmit the data. The Transit Network currently operates its digital information network on the 768-bus fleet of the DART system. The DART system began operations in 1991. The Company had been operating its digital information network on approximately 60 buses of the RIPTA system since 1988, but in December 1997, the Company canceled its contract with RIPTA and ceased operating in Providence, Rhode Island. The Company helped fund the development of an automated audio/visual announcement system and had begun marketing this system, but due to uncertainty surrounding its manufacturer, as well as the emergence of an increasing number of competitors with manufacturing and financial resources far greater than those of the Company, in December 1997, the Company discontinued the marketing of this system.

         DDN Digital Data Networks (Canada), Inc.

         DDN Canada, a Vancouver, British Columbia based corporation, was organized in October 1994, as a provider of Internet services. DDN Canada's local access service provides customers with a local (i.e. the Greater Vancouver area) point of presence access to the Internet. This service is comprised of quality telecommunications hardware, proven software and reliable communications facilities. DDN Canada intends to continue capitalizing on the demand for Internet access from corporations and individuals by providing Internet access via leased and dial-up lines. DDN Canada also provides consulting or training for clients interested in building an intranet or on-line marketing program. DDN Canada was acquired by the Company in June 1996.

         In September 1996, the Company acquired hip Communications, Inc., another Internet-related company, based in Vancouver, which designs and builds Web sites, primarily for large corporations and government agencies. hip's operations have subsequently been merged with DDN Canada's, allowing DDN Canada to offer Web page design and development in addition to their other Internet services.

Strategy

         The Company's strategy centers around two distinct business plans. First, to market its digital information network to additional transit authorities across the United States and Canada; and secondly, to capitalize on the growing demand for Internet services by building its customer base for these services through its DDN Canada operation. The Company's strategy to market its digital information network and build its customer base for Internet services consists of the following key elements:

              Continued availability of funds for transit authorities. Funding for wireless communications systems, such as The Transit Network's digital information network, typically originates from federal programs that pay for approximately 80% of the total cost, with the remaining difference funded by the local transit authority. The amount of federal dollars available to transit authorities has been shrinking the past few years as the United States Congress has been attempting to reduce the federal budget deficit. The Company believes that if funding remains near current levels, or is reduced only slightly in the future, enough federal funding will exist for some transit authorities to purchase these types of systems. The Company's strategy is to assist interested transit authorities in applying for these funds which are available under certain federal grant programs.

              DDN Canada maintaining problem-free access to its service. The fundamental thrust of DDN Canada's strategy is to attract and maintain corporate customers and individuals who want access to the Internet but are unwilling to tolerate the connection and navigating problems that currently exist with so many other Internet service providers. DDN Canada intends to continue addressing these customer concerns by providing unlimited, high quality set-up assistance, reliable service, state-of-the-art navigation tools and continual emphasis on customer support.

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

         The electronic display utilized on the DART buses is approximately six inches high by twenty-six inches in length, strategically located behind and slightly above the driver, and is visible from most areas inside the vehicle. The software for the digital information network is licensed from Sunrise Systems. See "--Digital Information Network Technology" and "--Software License."

         News briefs, weather, trivia questions, sports reports and transit authority information are continuously presented, and can be interspersed with advertising messages as well. The program sequence runs approximately 12-15 minutes, generally assuring that the full program cycle is viewed more than once during an average commute, which lasts approximately 30 minutes according to United States Department of Transportation statistics. Programs are usually updated twice a day, changing content to reflect the demographic profile of riders at different times, to update the news, and to include new information from the transit authority. News stories may be changed more frequently if the events of the day warrant such updates. The Company subscribes to United Press International's (UPI) wire service and receives continuous news stories every few minutes throughout the day via satellite transmission and UPI's software package. With UPI's service, the Company is able to obtain up-to-the-minute programming information on news, weather, sports and entertainment. Advertising copy is usually supplied by the advertiser, while public service and transit information announcements are provided by the transit authority.

         The digital information network has other important capabilities, including the ability to (i) target specific buses and routes with different programming, (ii) custom design special programming, and (iii) display in Spanish and other foreign languages. The network allows certain messages to be displayed system-wide, on selected vehicles, or on selected routes. In addition to regular programming, special programming can be custom-tailored for specific events. For example, in Dallas, the transit authority uses approximately 100 buses to transport fans to Dallas Cowboys football games. Those buses are targeted with a special program that is filled with football and other sports-related features, while the other buses in the fleet continue to run the regular program. This ability to target buses and routes is a feature of the system that can be sold to advertisers desiring to reach specific riders. Targeting of individual buses which have been chartered for one-day special events is also available on the system.

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

         Transit Authority Marketing

         The Company has contracted with the transit authority in Dallas, and is continuing to analyze its strategy as it relates to soliciting other public transit authorities for the purchase of its digital information network, and/or contracting for the exclusive rights to operate its system inside the transit vehicles operated by the authorities. In cases where the Company sells its system to transit agencies, the Company will require initial capital during the early stages of installation, since transit authorities typically cannot or will not make payments until certain performance requirements are satisfied. There can be no assurance that the Company will be awarded contracts in any new markets.

         Dallas Area Rapid Transit

         The Transit Network's Dallas operation serves as a prototype for operations in a large transit market. Dallas ranks approximately 13th in the United States bus transit market, with approximately 770 vehicles. The Company entered into a contract with DART on October 16, 1990, which granted the Company exclusive rights to install and operate its digital information network on-board DART's buses for a period of five years. Installation of the DART system was completed in August 1993. The Company and DART entered into a new contract effective October 16, 1995 for an additional three years. In November 1997, the Company and DART modified their contract, whereby the Company was granted the approval to install its electronic information system on DART's forty (40) light rail vehicles, subject to the successful completion of a 30-day test which was concluded in March 1998. Installation of these 40 light rail vehicles is scheduled to begin in April 1998. Simultaneously, the contract was extended through October 2001. Under the existing contract, the Company pays DART 4% of its gross advertising receipts. In addition, DART has reserved a permanent position on the digital information network program for its exclusive use, as well as limited access to advertising space for its own printed material. The Company must reserve up to 30% of available space on interior advertising panels and one message block on the digital information network during each cycle of messages for DART'S use and public service announcements. Advertising revenues from the interior advertising panels account for less than five percent of total advertising revenues and the reservation of advertising space to DART does not materially affect the Company's total advertising revenues. Maintenance of the digital information network is subcontracted to an independent party. Each bus is inspected at least monthly to ensure that the hardware is functioning properly and the program is accurately displayed. Defective hardware is returned to Sunrise Systems for repair or replacement. Programming errors to date have been minor and are corrected at the Company's office.

         Advertiser Participation

         In the DART market, where The Transit Network depends on the sale of advertising to generate revenues, its clients consist primarily of local consumer products and service companies, as well as regional and local offices of national companies. The Company will initially focus on local and regional companies until its system is installed in a sufficient number of transit markets, at which time large advertisers will consider use of their national advertising budgets for transit advertising.

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

         Manufacturing, Supply and Installation

         The Company does not manufacture its hardware, but contracts with third parties to produce the equipment. Sunrise Systems assembles The Transit Network's hardware from components and subassemblies manufactured by others. While the Company believes that most of such components and subassemblies are available to Sunrise Systems from multiple sources, there can be no assurance that Sunrise Systems will be able to obtain commitments from qualified manufacturers to provide the components and subassemblies within the Company's time and cost estimates. The Company incorporates both system and application software, most of which is licensed from Sunrise Systems. See "-Software License."

         The Company contracts with third party electrical contractors to install the hardware in participating transit authority vehicles. The Company has an agreement with a Dallas electrical contractor who has installed The Transit Network's hardware in DART vehicles, whereby the contractor has the right of first refusal to install the hardware in other transit systems in the United States, unless there are union labor or transit authority requirements which the contractor cannot meet.

DDN Digital Data Networks (Canada), Inc.

         Background

         DDN Canada is a full service Internet provider that provides local access to the Internet, consulting and training services for customers interested in building internal Internet systems or on-line marketing programs, and Web page design and development. DDN Canada became operational in October 1994, and targets primarily corporate customers and government agencies that want access to or a presence on the Internet.

         The Internet

         The Internet is a global web of computer networks, allowing individuals and companies to transfer and access data worldwide by communicating with other computers or networks connected to the Internet. All that is required to successfully communicate via the Internet is a personal computer, a modem and an Internet access provider, such as DDN Canada.

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

         Services Provided

         DDN Canada's primary service is to provide local access to the Internet for individuals and companies in the Greater Vancouver area. DDN Canada believes there are a large number of potential customers who want to access the Internet, but are unwilling to suffer the connection and navigation problems that exist with many other Internet service providers. To address these concerns, DDN Canada makes every effort to ensure that customers enjoy simple first-time access to the Internet when using DDN Canada. This is accomplished by providing set-up assistance if requested, an adequate number of access lines and quality communications equipment to ensure rapid and reliable connection to the Internet, and automated installation of user-friendly software that allows easy navigation once the customer is connected to the Internet.

         DDN Canada believes that there will be substantial growth in internal Internet systems, called intranets, which allow private corporate networks that use Internet software to link employees and business partners to share selective information. Because of the experience and knowledge of DDN Canada's staff, DDN Canada is able to offer training and consulting services to customers who are interested in setting up their own intranet. DDN Canada also provides consulting services for customers who are interested in marketing their products or services on the Internet.

         As a result of the Company's acquisition of hip Communications, Inc., DDN Canada currently offers Web page design and development in addition to its other Internet-related services. Unlike many graphic design firms and advertising agencies, DDN Canada builds sophisticated Web sites, and will therefore continue to target large corporations and government agencies which typically require relatively complex Web sites for their users.

         Customer Support

         In choosing an Internet service provider, customers often make their decision based on the quality of a provider's customer support. Because DDN Canada believes it is of the utmost importance to provide prompt and effective assistance to its customers when they request it, it has arranged for a professionally trained staff to provide quality customer support twenty-four hours per day, seven days per week.

         Competition

         The principal competition to DDN Canada's local Internet access comes from approximately five other Internet access companies in British Columbia, most of which have larger customer bases than DDN Canada. However, many of these competitors have experienced difficulties in providing easy access and reliable service. DDN Canada believes that with its continued commitment to customer service and quality hardware, it will be able to increase its market share for these services.

         There are several companies in British Columbia that provide Web page design work. However, many of these competitors do not specialize in complex, sophisticated Web sites as DDN Canada does. In addition, the Company believes hip established a favorable reputation for designing quality Web sites from which the Company expects to benefit.

ACIS Acquisition

         In February 1997, the Company entered into a Letter of Intent with Advanced Communication and Information Services, Inc. ("ACIS") whereby the Company would acquire all of the capital stock of ACIS through an exchange of stock. The Letter of Intent was subject to a number of conditions, including the approval of the transaction by the boards of directors and shareholders of both companies; ACIS providing audited financial statements of its operations in a form acceptable for filing with the Commission; and loans from the Company to ACIS for working capital pending the closing of the transaction. The Company advanced ACIS approximately $1,048,000 in five different loans which became due June 1, 1997 and are secured by a subordinated security interest in certain of ACIS's assets and shares of ACIS stock. Management of ACIS did not deliver its stock as security for the Company's loans as was initially required, but rather, ACIS delivered a new certificate for 1,000,000 shares of ACIS common stock. Because the loans were in default, the Company filed a lawsuit against ACIS for repayment of these loans, as well as a cancellation fee to the Company, incurred in connection with the transaction. On April 2, 1998, the Company received a judgment against ACIS in the principal amount of $1,348,367.34. There can be no assurance that the Company will be successful in recovering all or part of this judgment from ACIS. See "Legal Proceedings."

 Employees

         As of April 1, 1998, the Company had thirteen employees, of which four were employed by The Transit Network Division, seven by DDN Canada, and two by the Company.





Item 2.     Properties.

         The Company leases (i) approximately 1,370 square feet in Dallas for $1,781 per month pursuant to a 3-year lease which commenced December 1, 1996; and (ii) approximately 3,800 square feet in Vancouver, British Columbia for approximately $2,770 per month pursuant to three separate lease agreements which expire at various times through July 2000.

Item 3.     Legal Proceedings.

         In November 1996, Activeware Internet Corp. ("Activeware") and Dick Hardt ("Hardt"), Plaintiffs, filed a claim against DDN and its subsidiary, hip, Defendants, in the Supreme Court of British Columbia, in connection with certain agreements entered into by all parties in September 1996, whereby Hardt agreed to sell to DDN all of the outstanding capital stock of hip. Hardt alleges that, among other things, he signed one of the agreements against his will, certain agreements are not enforceable, DDN failed to provide him with certain payments and a stock certificate in a timely fashion, DDN and hip breached certain agreements and obligations, and DDN and hip have failed to pay the Plaintiffs for work performed. The Plaintiffs are seeking against DDN and/or hip, among other things, a declaration that certain agreements are unenforceable, specific performance of certain agreements, damages of $500,000 (Canadian) for breach of the agreements, monies owing pursuant to certain agreements, general damages, punitive damages, and costs. The Company denies Plaintiff's claims and intends to vigorously defend this lawsuit, and further in that regard, in January 1997, DDN and hip filed a Counterclaim against the Plaintiffs, alleging that, among other things, the Plaintiffs breached certain terms of the Stock Purchase Agreement, the Consulting Agreement, and the Intellectual Property Transfer and Use Agreement. DDN and hip are seeking against the Plaintiffs, among other things, rescission of certain agreements, an order compelling the Plaintiffs to transfer ownership of the hip.com domain name to hip forthwith, an order for possession of the office space, an injunction restraining and enjoining the Plaintiffs with respect to the design or hosting of Web sites and to return certain confidential information to hip, damages for misrepresentation, damages for breach of contract, punitive damages, and costs. The Company believes that the resolution of this legal proceeding will not have a material adverse impact on the Company's financial position, results of operations or cash flows. The suit is in the discovery stage and a trial date is expected for 1999.

         In January 1998, the Company filed a lawsuit in King County Superior Court, Seattle, Washington, against ACIS for repayment of its five promissory notes owed to the Company which are past due. The Company filed for repayment of the entire principal amount of these promissory notes (approximately $1,048,000), plus accumulated interest, plus a cancellation fee in the amount of approximately $300,000. On April 2, 1998, the Company received a judgment against ACIS in the principal amount of $1,348,367.34. The Company is now in the discovery stage and attempting to collect on this judgment.

Item 4.     Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.

         (a) The Company's Common Stock (symbol "DIDA") and Warrants (symbol "DIDAW") have traded on the NASDAQ SmallCap Market since February 13, 1996. The following table sets forth the high and low sales prices for the Company's Common Stock and Warrants as reported by the NASDAQ Stock Market for the periods indicated:

Common Stock

        Period                                    High            Low
        ------                                    ----            ---
   1996:
   1st Quarter (beginning February 13, 1996)    $ 8.75          $ 6.00
   2nd Quarter                                   11.38            6.50
   3rd Quarter                                    8.00            4.88
   4th Quarter                                    6.13            3.75
   1997:
   1st Quarter                                    7.00            4.63
   2nd Quarter                                    6.50            2.25
   3rd Quarter                                    3.50            1.38
   4th Quarter                                    3.38            0.63
   1998:
   1st Quarter                                    0.88            0.25

Warrants

        Period                                    High            Low
        ------                                    ----            ---
   1996:
   1st Quarter (beginning February 13, 1996)    $ 4.25          $ 2.25
   2nd Quarter                                    6.63            2.63
   3rd Quarter                                    3.50            1.38
   4th Quarter                                    2.00             .88
   1997:
   1st Quarter                                    1.97            1.13
   2nd Quarter                                    1.50            0.44
   3rd Quarter                                    0.97            0.25
   4th Quarter                                    1.06            0.19
   1998:
   1st Quarter                                    0.25            0.03

         The above prices represent inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.


         (b) As of April 8, 1998, the Company had approximately 161 shareholders of record and 15 warrantholders of record.

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

         As a result of continuing cash flow losses, the Company closed its Cyber America operation as well as its Transit Network Division in Providence, Rhode Island in the 3rd quarter and 4th quarter of 1997, respectively.

         Comparison of the Years Ended December 31, 1996 and December 31, 1997

         Revenues for the year ended December 31, 1997 increased $206,000 from $683,000 to $889,000 from the prior year. This increase is primarily the result of contributions from DDN Canada, which generated revenues of $365,000, an increase of $256,000 over 1996, which reflected only approximately 7 months of revenue. This increase offset a $42,000 decrease in revenue from Cyber America and a decrease of $8,000 from The Transit Network Division. Total expenses increased from $2,790,000 for the year ended December 31, 1996 to $3,842,000 for the year ended December 31, 1997 due primarily to the write-down of assets as the Company established a reserve against a note receivable from a failed acquisition target of $1,048,000 and expensed in full the goodwill of $343,000 relative to DDN Canada, as well as an increase of $142,000 in financing, legal and other consulting, which was the result of legal fees associated with two different lawsuits, and an increase in marketing, general and administrative from $722,000 to $783,000. These increases were offset by a reduction in direct operating costs of $176,000, a decrease in salaries and related from $880,000 to $740,000, and a decrease in product development costs (associated with the Cyber America acquisition) and amortization of intangible assets (related to the acquisition of Pro.Net and hip) from $329,000 to $103,000.

         Financial Condition

         Cash used by operating activities for the years ended December 31, 1996 and 1997 were $1,456,000 and $984,000 respectively. In 1996 and 1997, cash used by operating activities was funded by the Company's initial public offering wherein it received net cash proceeds of approximately $5.8 million, after deducting for underwriter's commissions and certain other offering related costs, from the issuance of 1,322,500 shares of its Common Stock and 1,840,000 of its Common Stock Purchase Warrants. The Company's stockholders' equity decreased from $3,107,000 at December 31, 1996 to $490,000 at December 31, 1997, due primarily to a net loss in 1997 in the amount of $2,922,000. Total borrowings approximated $740,000 at December 31, 1997 as compared to $1,170,000 the prior year, the change resulting from certain obligations which matured and were paid off in 1997.

         In June 1996, DART put into service 40 light rail vehicles. The Company and DART have modified their contract to allow the Company to install its digital information network on these vehicles. Installation is to begin in April 1998, at which time the Company estimates that it will begin to incur approximately $175,000 of additional equipment and installation costs. The Company believes, however, that advertising revenues from these light rail vehicles will increase in amounts sufficient to offset the initial capital outlay. See "Business-Digital Information Network."

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

         Liquidity and Capital Resources

         At December 31, 1997, the Company's principal assets consisted of approximately $540,000 of cash, of which approximately $460,000 was invested in short-term, interest-bearing investments with banks and other financial institutions, and approximately $320,000 of short-term notes receivable. The Company's total obligations of approximately $740,000 consisted primarily of $352,000 in accounts payable liabilities and accrued payroll and related expenses, $89,000 in unearned income, and $21,000 as the current portion of long-term debt. The Company's long-term debt at December 31, 1997 was $278,000.

         In February 1997, the Company entered into a Letter of Intent with ACIS whereby the Company would acquire all of the capital stock of ACIS through an exchange of stock. The Letter of Intent was subject to a number of conditions, including the approval of the transaction by the boards of directors and shareholders of both companies; ACIS providing audited financial statements of its operations in a form acceptable for filing with the Commission; and loans from the Company to ACIS for working capital pending the closing of the transaction. The Company advanced ACIS approximately $1,048,000 in five different loans which became due June 1, 1997 and are secured by a subordinated security interest in certain of ACIS's assets and shares of ACIS stock. Management of ACIS did not deliver its stock as security for the Company's loans as was initially required, but rather, ACIS delivered a new certificate for 1,000,000 shares of ACIS common stock. Because the loans were in default, the Company filed a lawsuit against ACIS for repayment of these loans, as well as a cancellation fee to the Company, incurred in connection with the transaction. On April 2, 1998, the Company received a judgment against ACIS in the principal amount of $1,348,367.34. There can be no assurance that the Company will be successful in recovering all or part of this judgment from ACIS. See "Legal Proceedings."

         The Company closed its Cyber America operation as well as The Transit Network Division's Providence, Rhode Island operation due to the fact that neither operation was able to approach profitability.

         The Company incurred net losses of $2,922,000 and $1,966,000 for the years ended December 31, 1997 and 1996 respectively, and continues to experience negative cash flows from operations. Combined with the Company's establishment of a reserve against ACIS's note receivable in the amount of $1,048,000, these conditions raise doubt about the Company's ability to continue as a going concern. However, management believes that its current operating activities and sales strategies will, in the near future, provide sufficient cash flows to fund its ongoing business activities. Management also believes that, due to the judgment received in favor of DDN in April 1998 in regards to the ACIS note, substantially all of the $1,348,000 will eventually be recovered.

         The Company believes that its future operating results, liquidity and capital resources will improve, the result of closing the Cyber America and Providence, Rhode Island operations, as well as anticipated revenue growth by The Transit Network Division when it has finished installing its electronic information system on DART's light rail vehicles. The Company believes that with the cash it has invested in short-term financial instruments, interest earned from these investments, and anticipated revenue from operations, the Company's working capital requirements will be sufficient for at least the next six months.

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business, including the litigation described in the following sentence. The former stockholder of a business acquired by the Company in 1996 has initiated a lawsuit in the Supreme Court of British Columbia against the Company claiming, among other things, damages for breach of contract in the amount of approximately $500,000 Canadian (approximately $375,000 U.S.), plus punitive damages which are unquantified. The Company denies these claims and intends to vigorously defend this lawsuit and, further, in this regard, the Company has counterclaimed against the plaintiffs for, among other things, damages for misrepresentations and breach of contract. Company management currently believes that resolving these various legal proceedings and claims will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

         Effect of Recently Issued Accounting Standards

         Recently issued accounting standards having relevant applicability to the Company consist primarily of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), which establishes standards for computing and presenting earnings per share ("EPS") and has the effect of simplifying the standards for computing earnings per share and makes them comparable to international EPS standards. It replaces presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution for the effect of common stock equivalents such as options or warrants. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 (earlier application is not permitted) and requires restatement of all prior period EPS data presented. It is not expected that adoption of SFAS 128 will have a significant, if any, effect on reported EPS data. Other relevant recently issued accounting standards consist of Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both SFAS No.s 130 and 131 are effective for fiscal years beginning after December 15, 1997.

         In December 1997, the Accounting Standard Executive Committee of the American Institute of CPAs issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. Adoption of this standard is not expected to have a material impact on the Company's financial position, results of operations, or cash flows. The standard is effective for transactions entered into in fiscal years beginning after December 15, 1997.

Item 7.     Financial Statements.

         Index to Financial Statements:                             Page

         Report of Independent Certified Public Accountants         F-1

         Consolidated Balance Sheets                                F-2

         Consolidated Statements of Operations                      F-3

         Consolidated Statement of Stockholders' Equity             F-4

         Consolidated Statements of Cash Flows                      F-5

         Notes to Consolidated Financial Statements                 F-6 to F-16




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

          (b) The Registrant filed a Form 8-K with the Securities and Exchange Commission on November 12, 1997, to report the resignation of certain board members and their named replacements, as well as the closure of its Cyber America operation. In January 1998, the Company filed a Form 8-K with the Commission to report that The Transit Network was closing its Providence, Rhode Island operation, and that The Transit Network Division was ceasing efforts to market its next-stop automated audio/visual announcement system ("NextStop").

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           DIGITAL DATA NETWORKS, INC.
                           (Registrant)


                           By:    /s/  Donald B. Scott
                                  --------------------------------------
                                  Donald B. Scott, Chairman of the Board
                                  (Principal Executive Officer)


                           Date: April 14, 1998


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                        Capacity                       Date
----------                        --------                       ----

/s/  Donald B. Scott              Chairman of the Board,         April 14, 1998
------------------------          President, Director,
Donald B. Scott                   (Principal Executive Officer)


/s/  James F. Biagi, Jr.          Secretary and Director         April 14, 1998
------------------------
James F. Biagi, Jr.


/s/  Robert  F. Hussey            Director                       April 14, 1998
------------------------
Robert F. Hussey


/s/  Jerry L. Smith               Director                       April 14, 1998
------------------------
Jerry L. Smith


/s/  Richard J. Boeglin           Vice President, Finance and    April 14, 1998
------------------------          Operations (Principal Financial
Richard J. Boeglin                and Accounting Officer)

               Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders of Digital Data Networks, Inc.


         We have audited the accompanying consolidated balance sheets of Digital Data Networks, Inc. and its subsidiaries ("the Company"), as of December 31, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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

         In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Digital Data Networks, Inc. and its subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles.


         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, and has experienced negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



BDO Seidman, LLP
Seattle. Washington



April 2, 1998

                           DIGITAL DATA NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in Thousands)



                                                                            December 31,
                                                                  ------------------------------
                                                                      1996                  1997
                                                                  --------              --------

CURRENT ASSETS
   Cash and cash equivalents                                      $  2,865              $    540
   Trade accounts receivable, net of allowances
     for doubtful accounts of $39 and $33                               83                    58
   Prepaid expenses and other current assets                           169                    92
   Notes receivable, net of reserves of $0 and $1,048                  325                   320
                                                                  --------              --------
         Total Current Assets                                        3,442                 1,010

Equipment, net (Notes 2 and 5)                                         386                   147

Intangible assets, net of accumulated amortization
   of $263 (Notes 2 and 3)                                             362                     -

Other assets                                                            87                    73
                                                                  --------              --------

TOTAL ASSETS                                                      $  4,277              $  1,230
                                                                  ========              ========


CURRENT LIABILITIES
   Accounts payable and accrued liabilities                       $    290              $    308
   Accrued payroll and related                                          99                    44
   Current portion of long-term debt (Note 5)                          501                    21
   Unearned income                                                      97                    89
   Note payable and accrued interest (Note 5)                           71                     -
   Expanded license commitment (Note 6)                                 78                     -
                                                                  --------              --------
         Total current liabilities                                   1,136                   462
                                                                  --------              --------

LONG-TERM OBLIGATIONS
   Long-term debt and accrued interest,
      less current portion (Note 5)                                     34                   164
   Due to shareholders (Note 8)                                          -                   114
                                                                  --------              --------
         Total liabilities                                           1,170                   740
                                                                  --------              --------

COMMITMENTS AND CONTINGENCIES (Notes 2, 6, 7, 10, 11 and 13)

STOCKHOLDERS' EQUITY
   Preferred Stock, no par value, 1 million shares
     authorized, no shares issued or outstanding                         -                     -
   Common Stock, no par value, 10,000,000 shares authorized,
     2,297,473 and 2,339,267 shares issued and outstanding          13,099                13,399
   Accumulated Deficit                                              (9,992)              (12,914)
   Cumulative foreign currency translation adjustment                    -                     5
                                                                  --------              --------
         Total Stockholders' Equity                                  3,107                   490
                                                                  --------              --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  4,277              $  1,230
                                                                  ========              ========

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands Except Per Share Data)




                                                                       Year Ended December 31,
                                                                  ------------------------------
                                                                      1996                  1997
                                                                  --------              --------


REVENUES                                                          $    683              $    889
                                                                  --------              --------

EXPENSES:
     Direct operating costs                                            653                   477
     Salaries and related                                              880                   740
     Marketing, general and administrative (Note 7)                    722                   783
     Financing, legal and other consulting (Note 8)                    206                   348
     Product development costs                                         329                   103
     Write-off of goodwill (Notes 2, 3 and 14)                           -                   343
     Provision for notes receivable reserve (Notes 2, 11 and 14)         -                 1,048
                                                                  --------              --------

       Total Expenses                                                2,790                 3,842
                                                                  --------              --------

     Loss from operations                                           (2,107)               (2,953)
                                                                  --------              --------

OTHER INCOME (EXPENSE):
     Interest expense                                                  (51)                 (104)
     Investment income                                                 192                   135
                                                                  --------              --------
       Total other income, net                                         141                    31
                                                                  --------              --------

NET LOSS                                                          $ (1,966)             $ (2,922)
                                                                  ========              ========


NET LOSS PER SHARE                                                $  (0.98)             $  (1.31)
                                                                  ========              ========


WEIGHTED AVERAGE SHARES OUTSTANDING                              1,997,321             2,334,942
                                                                 =========             =========

                           DIGITAL DATA NETWORKS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in Thousands)



                                                                                         Cumulative
                                                                                           Foreign
                                                   Common Stock                            Currency        Total
                                                   ------------          Accumulated     Translation    Stockholders'
                                               Shares        Amount        Deficit       Adjustment        Equity
                                               ------        ------        -------       ----------        ------
Balance, January 1, 1996                            705   $     6,359   $    (8,026)    $         -    $    (1,667)


Shares issued for cash                            1,322         6,612             -               -          6,612

Warrants issued for cash                              -           276             -               -            276

Stock offering costs                                  -        (1,066)            -               -         (1,066)

Shares issued in connection with acquisition of:

   Pro.Net Communications, Inc.                     100           325             -               -            325

   Cyber America Corporation                         50           163             -               -            163

   hip Communications, Inc.                          30            98             -               -             98

Shares issued upon debt exchange                     31           124             -               -            124

Shares issued for other than cash                    59           170             -               -            170

Warrants issued for other than cash                   -            38             -               -             38

Net loss                                              -             -        (1,966)              -         (1,966)
                                            -----------   -----------   ------------    -----------    ------------

Balance, December 31, 1996                        2,297        13,099        (9,992)              -          3,107

Shares issued upon debt exchange                     37           161             -               -            161
  (Notes 5 and 6)

Shares issued for other than cash                     5            27             -               -             27
  (Note 7)

Options issued to other than employees                -           112             -               -            112
  (Note 7)

Foreign currency translation                          -             -             -               5              5

Net loss                                              -             -        (2,922)              -         (2,922)
                                              ---------     ---------     ----------      ---------      ---------

Balance, December 31,1997                         2,339     $  13,399     $ (12,914)      $       5      $     490
                                              =========     =========     =========       =========      =========

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                  Year Ended December 31,
                                                                              ------------------------------
                                                                                  1996                  1997
                                                                              --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                      $ (1,966)             $ (2,922)
    Adjustments to reconcile net loss to net cash
      used by operating activities, exclusive of the
      effects of business acquisitions
       Depreciation and amortization                                               427                   317
       Write-off of goodwill                                                         -                   343
       Reserve for notes receivable                                                  -                 1,048
       Options issued to other than employees                                        -                   112
       Other non-cash operating expense                                            538                     9
       Increase in prepaid and other current assets                               (149)                  122
       Decrease in accounts payable and accrued liabilities                       (252)                  (45)
       Other                                                                       (54)                   32
                                                                              ---------             --------
Net Cash Used by Operating Activities                                           (1,456)                 (984)
                                                                              --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of equipment                                                         (15)                  (75)
    Proceeds from equipment sales                                                    -                     7
    Purchases of investments                                                      (325)                   (6)
    Advances to shareholder, net                                                     -                    (5)
    Advances to acquisition target                                                   -                (1,048)
    Payments on notes receivable                                                     -                    10
    Cash acquired upon acquisition of businesses                                    99                     -
                                                                              --------              --------

Net Cash Used by Investing Activities                                             (241)               (1,117)
                                                                              --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock, net of stock issue costs             5,822                     -
    Repayment of expanded license commitment                                      (225)                  (78)
    Repayment of notes payable                                                  (1,047)                  (71)
    Debt principle payments                                                          -                  (189)
    Borrowings from shareholder                                                      -                   114
                                                                              --------              --------

Net Cash Provided by Financing Activities                                        4,550                  (224)
                                                                              --------              --------

Net Increase (decrease) in Cash and Cash Equivalents                             2,853                (2,325)

CASH AND CASH EQUIVALENTS
    Beginning of Year                                                               12                 2,865
                                                                              --------              --------

    End of Year                                                               $  2,865              $    540
                                                                              ========              ========

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
    Exchange of debt for equity                                               $    124              $    161
    Common stock and warrants issued for other than cash                      $    208              $     27
    Common stock issued in business acquisitions                              $    586              $      -
    Cash paid during the year for:
         Interest                                                             $     51              $    173
         Taxes                                                                $      -              $      -

                           DIGITAL DATA NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1  Description of Business and Summary of Significant Accounting Policies

Digital Data Networks, Inc. ("the Company" or "DDN"), a wireless, passenger communication and advertising company, is principally engaged in development, design, installation and operation of the "digital information network", a network of computerized electronics message displays that deliver current news, information and advertising to riders on-board public transit vehicles. The digital information network consists of a series of electronic information displays utilizing digital radio transmission technology. The Company, incorporated in 1988, has a digital information network and an operation in Texas. In July 1995, the Company changed its name from Transit Information Systems, Inc. to Digital Data Networks, Inc.

As more fully described in Note 3, as a result of acquisitions during the year ended December 31, 1996, the Company is also engaged in operating and development of internet related businesses. The Company's Canadian subsidiary, DDN Canada, provides a range of internet offerings to business customers, including connectivity services to local subscribers, intranet services to corporations, the development of on-line working programs for commercial clients, and web page design and development targeting corporate customers.

Principles of Consolidation - The consolidated financial statements of DDN include the accounts of its subsidiaries from the date of their acquisition after the elimination of intercompany balances and transactions.

Cash and Cash Equivalents - For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Equipment - Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets ranging from five to seven years.

Intangible Assets - Intangible assets includes the cost of an expanded software license, now fully amortized, and goodwill. Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at their dates of acquisition and was being amortized over 60 months. Cost and accumulated amortization of fully amortized intangible assets are removed from the accounts.

Impairment of Long-Lived Assets - In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", management of the Company reviews the carrying value of its equipment and intangible assets on a regular basis. Estimated undiscounted future cash flows from operations is compared to current carrying value. Reductions or reserves against assets, if necessary, are recorded to the extent the net book value of the asset exceeds the estimate of future undiscounted cash flows on an aggregate basis.

Income Taxes - The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred income taxes to provide for temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred taxes are measured using enacted tax rates expected to be in effect in the years in which the temporary differences are expected to reverse.

Fair Value of Financial Instruments - The carrying amount reported in the balance sheet for cash and cash equivalents, trade accounts receivable, notes receivable, other current assets, accounts payable and other accrued expenses approximate fair value because of their immediate or short-term nature. The fair value of long-term debt approximates its carrying value because the stated rates of the debt either reflect recent market conditions or are variable in nature. The fair value of amounts due to shareholders cannot be determined.

Note 1 Description of Business and Summary of Significant Accounting Policies (continued)

Revenue Recognition - The Company records revenue as advertising services are provided. To the extent payment is received for advertising in advance of providing services, such prepaid amounts are recorded as unearned income until services are provided.

Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and to furnish the proforma disclosures required under SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

Net Loss Share - In February 1997, The Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Adoption of SFAS No. 128 had no effect on the Company's financial statements. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As the Company's stock options and warrants, which cover 2,702,000 shares of the Company's common stock at December 31, 1997, are antidilutive for all periods presented only basic EPS is presented. These securities could potentially dilute future EPS calculations.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Reclassifications - Certain amounts in the December 31, 1996 financial statements have been reclassified to conform with the December 31, 1997 presentation.

New Accounting Pronouncements - In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997.

In December 1997, the Accounting Standards Executive Committee of the American Institute of CPAs issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. Adoption of this standard is not expected to have a material impact on the Company's financial position, results of operations, or cash flows. The standard is effective for transactions entered into in fiscal years beginning after December 15, 1997.

Note 2  Financial Condition, Liquidity and Going Concern

DDN incurred net losses of $2,922,000 and $1,966,000 for the years ended December 31, 1997 and 1996, and continues to experience negative cash flows from operations. In addition, the Company established a reserve against a note receivable from a failed acquisition target of $1,048,000 and expensed in full the unamortized goodwill relative to the Company's Canadian Subsidiary of $343,000 under the provisions of SFAS 121. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that its future operating activities and sales strategies will, in the near term, provide sufficient cash flows to fund ongoing business activities in Dallas and Canada. Management also believes that, due to a judgment received in favor of DDN in April 1998 in regards to the above-mentioned note receivable and the historical financial stability of the failed acquisition target, all of the $1,048,000 will eventually be recovered. Lastly, management believes reductions in general and administrative expenses, possible capital infusions from equity sources, and cut backs in capital expenditures will bring the Company to profitable operations.

The ability of the Company to achieve its operating goals, and thus generate positive cash flows from operations and net income, is dependent on market conditions, the recovery of the reserved note receivable, and the Company's ability to raise capital under acceptable terms. While the company has been successful in these endeavors in the past, there can be no assurance that its efforts in these endeavors will be successful in the future. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Note 3  Business Acquisitions

In June 1996, the Company acquired all of the outstanding common stock of Pro.Net for 100,000 shares of the Company's common stock valued at approximately $325,000. Shares of Company common stock issued are subject to a two year resale restriction, and were recorded at their estimated fair value determined on the basis of discounting (for, among other things, resale restrictions) the market price of Company common stock. The total purchase price, including assumed liabilities at their estimated fair values (which approximated book value), was allocated to assets acquired based on estimates of fair value. Assets acquired included tangible assets (which fair values are estimated to approximate book value) and identifiable intangible assets, being primarily a customer subscription base. The excess of purchase price over fair value of assets acquired has been allocated to non-current tangible and identifiable intangible assets based upon their relative estimated fair values. Intangible assets recorded in purchase accounting approximated $325,000 and was being amortized over five years.

In June 1996, the Company acquired all of the outstanding common stock of Cyber America for 50,000 shares of the Company's common stock valued at approximately $163,000. Shares of Company common stock issued are subject to a two year resale restriction, and were recorded at their estimated fair value determined on the basis of discounting (for, among other things, resale restrictions) the market price of Company common stock. The total purchase price, including assumed liabilities at their estimated fair values (which approximate book value), is allocated to assets acquired based on estimates of fair value. Assets acquired include tangible assets (which fair values are estimated to approximate book value) and identifiable intangible assets. being primarily products in development. The estimated value of products in development which are not deemed to have attained technological feasibility, as defined by generally accepted accounting principles, are capitalized in purchase accounting in the amount of approximately $183,000 and immediately expensed as product development cost subsequent to recording the business combination. In September 1997 the Company closed the operations of Cyber America as it was unable to reach profitability.

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

Upon review of the Company's undiscounted cash flow estimates, management determined that the net carrying value of goodwill for both Pro.net and hip at December 31, 1997 of $342,000 was not recoverable through operations and charged the entire remaining unamortized balance to expense during the fourth quarter.

The following unaudited pro forma summary presents financial information on the basis as if the business acquisitions of Pro.Net, Cyber America and hip had occurred at the beginning 1996. The pro forma information is based on historical information and is not necessarily indicative of results of operations that would have occurred had the acquisitions occurred on January 1, 1996, nor is it necessarily indicative of future results of operations of the combined companies (in thousands, except per share data):


                                                            1996
                                                        ---------
     Revenues                                           $   1,019
                                                        =========

     Net loss                                           $  (1,947)
                                                        =========

     Net loss per share                                 $   (0.94)
                                                        =========

The above pro forma financial information does not include non-recurring expenses of approximately $183,000 recorded in 1996 immediately subsequent to recording the Cyber America business combination relating to the estimated fair value of intangible assets acquired associated with products in development which have not been determined to have yet attained technological feasibility.


Note 4  Equipment

Equipment consists of the following:
                                                            ($ in thousands)
                                                              December 31,
                                                       ------------------------
                                                         1996              1997
                                                       ------           -------

DDN equipment installed in public transit vehicles     $1,390           $ 1,440
Office equipment and other                                352               250
                                                       ------           -------
                                                        1,742             1,690

Accumulated depreciation                               (1,356)           (1,543)
                                                       ------           --------
Equipment, net                                         $  386               147
                                                       ======           =======

Note 5  Note Payable and Long-Term Debt

Note payable and accrued interest as of December 31, 1996 consisted of a $54,000, 5% convertible promissory note, unsecured and with accrued interest of $17,000. The note was paid in full August 1997.

Long-term debt consists of the following:

                                                                                    ($ in thousands)
                                                                                       December 31,
                                                                                    1996            1997
                                                                                 -------        --------
5% promissory note due a company, due in full
   on October 2001, including accrued interest of
   $1,000 and $7,000, secured by equipment.                                      $   145        $    151

8.5% note due a bank, payable $1,900 monthly
   including interest, due July 1999, secured by
   equipment and certificates of deposit                                              53              34

8% note due a Company, repaid June 1997                                              195               -

11% note due a Company, converted to DDN
   common shares in 1997                                                             111               -

Other notes payable                                                                   31               -

Total                                                                                535             185
Less current portion                                                                 501              21
                                                                                 -------        --------

Long-term debt and accrued interest, less current portion                        $    34        $    164
                                                                                 =======        ========



Scheduled long term debt maturities and accrued interest at December 31, 1997 are as follows:



                            Year ending                 ($ in thousands)
                            December 31,                     Total
                            ------------                     -----
                                1998                        $   21
                                1999                            13
                                2000                             -
                                2001                           151
                                                            $  185


In February 1997, the Company amended the terms of its 11% note due a Company to include an equity conversion feature, allowing the principal and interest due to be converted to DDN common stock at a conversion price of $4.50 per share, the fair market value at the date of amendment. In March 1997, the lender exercised its options and the outstanding balance of principal and interest of $82,464 was converted into 18,326 shares of DDN common stock.

Note 6  Software License and Supply Agreement


Pursuant to terms of a 1993 agreement, as amended, the Company's Transit Network Division licenses substantially all of its computer software, which is an essential element of the digital information network, from Sunrise Systems, Inc. ("Sunrise Systems"), an electronics supplier and software development company. The license provides the Company with exclusive rights to such software in metropolitan areas of the United States and Canada with populations over 100,000 and nonexclusive rights elsewhere in the world. The software license was to terminate immediately if the Company had not completed a major financing, as defined, by December 1996 and paid Sunrise Systems $250,000 plus 8% of net financing proceeds over $5 million, up to a maximum total payment of $300,000, (the "Expanded License Payment"). In 1996, the Company paid Sunrise Systems $225,000 representing the Expanded License Payment amount then due as a result of the Company's receipt of its initial stock offering proceeds; the remaining $75,000, together with accrued interest was due in 1997.


In January 1997, the Company amended the terms of the agreement to include an equity conversion feature, allowing the principal and interest due to be converted to DDN common stock at a conversion price of $4.20 per share, the fair market value at the date of amendment. In January 1997, Sunrise Systems exercised its option and the outstanding balance of principal and interest of $78,524 was converted into 18,697 shares of DDN common stock.


Note 7  Common Stock and Stock Options

During the year ended December 31, 1997 the Company granted a total of 5,100 shares of common stock to two consultants, at various dates, in exchange for services rendered. The aggregate fair value at the date the shares were issued was $27,375, which amount was expensed in 1997.

In February 1996, the Company closed its initial public stock and warrant offering and received net cash proceeds of approximately $5.9 million, after deduction for underwriters commissions and certain other offering related costs. The Company issued 1,322,500 shares of its common stock and 1,840,000 of its common stock purchase warrants. The warrants entitle the holder to purchase one share of the Company's common stock at an exercise price of $6 per share during the five years commencing upon issuance. The warrants are redeemable after one year, under certain circumstances. The Company utilized approximately $1.1 million of the proceeds to repay certain notes payable and related accrued interest.

The Company has granted to certain of its promissory note holders, stockholders, officers, directors, employees, suppliers, consultants and financial advisors non-qualified options and warrants to purchase shares of Company common stock. Options generally expire within 5 to 10 years of grant.

During 1997, the Company granted a total of 200,000 options to purchase common shares to non-employee directors in exchange for services rendered at an exercise price of $1.75 expiring in 2002, resulting in a $75,000 charge to expense for the period.

During 1994, the Company adopted a Combined Incentive and Non-Qualified Stock Option Plan (the "1994 Plan") which permits the issuance of options to acquire shares of Company common stock. The plan permits grants of incentive stock options to employees and of non-qualified stock options to employees, directors, consultants or independent contractors of the Company. The exercise price of incentive stock options shall not be less than the fair market value of Company common stock at the date of grant. The exercise price of non-qualified stock options may be greater or less than the fair market value of Company common stock at the date of grant. The duration of options shall be established by the Board of Directors, and shall not exceed ten years. The 1994 Plan reserves approximately 112,000 shares of common stock for grant and provides that terms of each award be determined by the Board of Directors. Prior to 1996, the Company granted approximately 104,000 1994 Plan options. No 1994 Plan options have been exercised.

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

During 1996, in connection with an agreement pursuant to which the Company acquired certain financial consulting services, the Company issued options to acquire 40,000 shares of its common stock at an exercise price of $6.00 per share, exercisable for two years. The Company recorded the estimated fair value of such options as expense and an increase in common stock. Further, for a period of six to twelve months, the Company agreed to issue additional options (40,000 for each of specified share prices) contingent upon the average closing bid price per share of Company common stock attaining $7, $8, $9 and $10 for twenty out of thirty consecutive day time periods. During 1997, these contingent options were renegotiated and repriced, resulting in 50,000 options issued at an exercise price of $5.23 and 50,000 options issued at an exercise price of $5.94, all expiring in November 1998. The resulting charge to expense for the period was $37,000.

The following summarizes stock option and warrant transactions during the two years ended December 31, 1997 (thousands of shares):

                                                                   Exercise Price        Weighted Average
                                                  Shares              Per Share           Exercise Price
                                               -----------          ---------------      ----------------
   Outstanding at January 1, 1996                      360          $0.09 to $19.68        $     5.00

   Granted                                             303          $4.50 to  $6.00        $     5.55
   Sold in initial public offering                   1,840              $6.00              $     6.00
   Expired                                              (5)             $8.94              $     8.94
                                               -----------          ---------------

   Outstanding at December 31, 1996                  2,498          $0.09 to $19.68        $     5.79

   Granted                                             300          $1.75 to  $5.94        $     3.03
   Expired                                             (96)         $0.50 to  $5.50        $     4.74
                                               -----------          ---------------

   Outstanding at December 31, 1997                  2,702          $0.09 to $19.68        $     5.19
                                               ===========          ===============



Information relating to stock options and warrants at December 31, 1997 summarized by exercise price are as follows (thousands of shares):


                                              Outstanding
                                -----------------------------------------
                                                  Weighted Average                      Exercisable
                                             ----------------------------      ---------------------------
                                         Remaining Life                                       Weighted
         Range of                                                                             Average
      Exercise Price            Shares       in Years      Exercise Price      Shares       Exercise Price
      --------------            ------       --------      --------------      ------       --------------
   $  0.09 to $  0.89               99          5.0         $  0.26                99        $  0.26
   $  1.75                         495          3.9            1.75               444           1.75
   $  4.47 to $  5.00               15          2.8            4.63                15           4.63
   $  5.23 to $  6.71            1,994          2.9            5.98             1,994           5.98
   $  8.94 to $19.68                99          3.3            9.69                99           9.69
                            ----------                                     ----------

                                 2,702          3.2         $  5.13             2,651        $  5.19
                            ==========                                     ==========

During September 1997 the Company repriced 216,423 of its options to purchase common shares from various exercise prices to $2.13, the fair market value at the date of repricing. During December 1997, the Company repriced 335,556 of its options to purchase common shares from various exercise prices to $1.75 per share, the fair market value at the date of repricing. The above tables represent the exercise prices as adjusted for these repricings.

All stock options issued during 1996 and 1997 have an exercise price not less than the fair market value of the Company's common stock on the date of grant. For employee options issued in 1996, and in accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the years ended December 31, 1996 and 1997 would have been increased to the pro forma amounts presented below (in thousands, except per share data):

                                                1996               1997
                                           ----------------   ------------

                  Net loss
                     As reported           $   (1,966)        $   (2,922)
                     Pro forma             $   (2,308)        $   (2,922)

                  Loss per share
                     As reported           $    (0.98)        $    (1.31)
                     Pro forma             $    (1.16)        $    (1.31)

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1996: expected life of options of 5 years, expected volatility of 7.6%, risk-free interest rate of 6.4% and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 1996 approximated $1.34 per option. No options were issued to employees during 1997. The above proforma disclosures do not include the effect of options granted prior to 1995 that vest in subsequent years and accordingly are not necessarily indicative of the financial impact had the disclosure provisions of SFAS 123 been applicable to all years for previous option grants.


Note 8  Related Party Transactions

Two of the co-owners and executive officers of Sunrise Systems, the provider of the Company's Expanded License as described in Note 6, are members of the Company's Board of Advisors. Sunrise Systems owns options to acquire approximately 60,000 shares of Company common stock (36,000 exercisable at $9.93 per share, 18,400 exercisable at $0.09 per share and 5,600 exercisable at $0.89 per share). During 1997, Sunrise Systems acquired 18,697 shares of Company common stock in exchange for certain amounts owed.

Amounts due to related parties consist of accounts payable to certain shareholders for services rendered to Pro.net prior to the purchase date.

Note 9  Income Taxes

At December 31, 1997 and 1996, the Company had deferred tax assets of approximately $2,500,000 and $2,200,000, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will receive the benefit of these assets, a valuation allowance equal to the deferred tax asset has been established at both December 31, 1997 and December 31, 1996.

As of December 31, 1997 the Company had net operating loss carryforwards available to reduce taxable income in future years of $6,400,000, which begin to expire in 2011. As a result of changes in stockholder ownership, utilization of net operating loss carryforwards could be subject to annual limitation.


Note 10  Operating Lease Commitments

The Company leases FM side bands for transmission to electronic display signs located on-board public transit vehicles. One of the FM side band leases is pursuant to an agreement expiring December 2001, which requires annual payments of $30,000. The other FM side band lease is on a month-to-month basis. Also, the Company leases two office facilities under operating leases, with monthly payments of $1,781 and $2,770, expiring in November 1999 and July 2000, respectively. Future annual minimum lease payments for all leases are as follows:

                            Year ending                 ($ in thousands)
                            December 31,                     Total
                            ------------                     -----
                                1998                        $     85
                                1999                              83
                                2000                              49
                                2001                              30
                                                            $    247

Rental expense for the year ended December 31, 1997 and 1996 under the operating leases was $89,000 and $54,000.


Note 11  Commitments and Contingencies

The former stockholder of hip has initiated a lawsuit in the Supreme Court of British Columbia against hip and the Company claiming, among other things, damages for breach of contract in the amount of approximately $550,000 Canadian (approximately $400,000 U.S.), plus unqualified punitive damages. The Company denies these claims and intends to vigorously defend this lawsuit and, further, in this regard, the Company has counterclaimed against the plaintiffs for, among other things, damages for misrepresentations and breach of contract. Company management currently believes that resolving these various legal proceedings and claims will not have a material adverse impact on the Company's financial position, results of operations or cash flows. No provision for loss has been reflected in the financial statements as a result of this contingency.

The Company has a contract to provide services with the Dallas Rapid Transit authority ("DART") that includes a provision for a 4% royalty paid to DART on certain gross advertising receipts. The agreement expires in October 2001.

During the year ended December 31, 1997 the Company entered into a letter of intent with Advanced Communication and Information Services ("ACIS") to acquire all of the issued and outstanding voting stock of ACIS in exchange for DDN common shares. Under provisions of the letter of intent, the Company forwarded ACIS $1,048,000 pursuant to terms of five promissory notes to be used as working capital pending the completion

                           DIGITAL DATA NETWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS



Note 11  Commitments and Contingencies (continued)

of the acquisition. Subsequently, ACIS issued to the Company 1,000,000 shares of ACIS common stock and withdrew from the letter of intent. In accordance with the terms of the agreement, the operating cash forwarded to ACIS was to be repaid in full, however, ACIS has defaulted on that debt. On April 2, 1998, the Company received a judgment from the King County Superior Court in the State of Washington against ACIS, ordering them to pay the Company the amount of the loan, plus interest, plus a $300,000 cancellation fee. As management has been unable to determine either the financial stability of ACIS, or the amount, if any, the Company will eventually recover, the entire amount of the receivable has been reserved at December 31, 1997.

In December 1997, the Company announced its intention to cease a start-up operation in Providence, Rhode Island as a result of continuing net operating losses of that venture, and that it would also stop marketing certain related products. Consequently, the Company has notified the Rhode Island Public Transit Authority ("RIPTA") that it would not be able to complete the contract that it had been previously awarded. No provision for loss has been reflected in the financial statements as a result of this contingency as the fair value of the ventures assets exceeds the associated net book value.

Note 12  Segment and Geographic Information

The Company operates in two business segments, transit networks and internet services, which also correspond to the regional segments of the United States (principally Dallas) and Canada (principally Vancouver). There are no significant sales between the two segments, and the United States segment includes the corporate office for DDN. The following table summarizes certain selected financial information of the Company's balance sheet and operating results, on a segment basis:


                                                                  ($ in thousands)
                                              United States             Canada
                                           (Transit Networks)    (Internet Services)       Consolidated
                                           ------------------    -------------------       ------------
Year-ended December 31, 1997
     Sales                                     $   524                $   365               $   889
     Operating Loss                            $ 2,286                $   667               $ 2,953
     Depreciation and Amortization             $   184                $   133               $   317
     Capital Expenditures                      $    52                $    23               $    75
     Total Identifiable Assets                 $ 1,062                $   168               $ 1,230

Year-ended December 31, 1996
     Sales                                     $   493                $   190               $   683
     Operating Loss                            $ 1,255                $   852               $ 2,107
     Depreciation and Amortization             $   257                $   170               $   427
     Capital Expenditures                      $    13                $     2               $    15
     Total Assets                              $ 3,618                $   659               $ 4,277



Note 13  Significant Customer

Revenues from major customers exceeding 10% of total revenue for the year ended December 31, 1996 included one customer, Dallas County Community College, accounting for approximately 10% of the consolidated revenues. There were no customers exceeding 10% of consolidated revenue during the year ended December 31, 1997.



Note 14  Significant Changes in the Fourth Quarter

In December 1997, the Company recognized the effect of reserving a note receivable from a failed acquisition target by recording a $1,048,000 charge to 1997 fourth quarter earnings. The Company also recorded a $343,000 loss related to goodwill acquired through the purchase of a subsidiary in 1996 by recording a charge to fourth quarter earnings.