Form 10QSB
period 1998-03-31
DIGITAL DATA NETWORKS INC
filed 1998-05-15
CIK 949371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of March 31, 1998, 2,339,267 shares of Common Stock and 1,840,000 Common Stock Purchase Warrants were outstanding.

                              Safe Harbor Statement

Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, are made throughout this Management's Discussion and Analysis or Plan of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "estimates" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated herein. These factors include, but are not limited to, those set forth in Item 7 entitled Management's Discussion and Analysis or Plan of Operations in the Company's Form 10-KSB for the year ended December 31, 1997.


                                      INDEX

                                                                           Page

PART I.       FINANCIAL INFORMATION

     1.    Consolidated Financial Statements                                 3

     2.    Management's Discussion and Analysis or Plan of Operations        9

PART II.      OTHER INFORMATION

  Item 1.  Legal Proceedings                                                11

  Item 2.  Changes in Securities and Use of Proceeds                       (a)

  Item 3.  Defaults Upon Senior Securities                                 (a)

  Item 4.  Submission of Matters to a Vote of Security Holders             (a)

  Item 5.  Other Information                                               (a)

  Item 6.  Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                  13


----------------------------------------------------------------------------

(a) These items are inapplicable or have a negative response and have therefore been omitted.

                           DIGITAL DATA NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                              (Unaudited)
                                                                          December 31,         March 31,
                                                                              1997                1998
                                                                         ------------          ----------
CURRENT ASSETS
   Cash and cash equivalents                                               $     540            $    633
   Trade accounts receivable, net of allowances
    for doubtful accounts of $33 and $39.                                         58                  67
   Prepaid expenses and other current assets                                      92                  90
   Notes receivable, net of reserves of $1,048.                                  320                 129
                                                                           ---------            --------
         Total Current Assets                                                  1,010                 919

Equipment, net of accumulated depreciation
   of $1,543 and $1,563                                                          147                 127

Other assets                                                                      73                  73
                                                                           ---------            --------

TOTAL ASSETS                                                               $   1,230            $  1,119
                                                                           =========            ========




CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                $     308            $    342
   Accrued payroll and related                                                    44                  40
   Current portion of long-term debt                                              21                  21
   Unearned income                                                                89                  88
                                                                           ---------            --------
         Total Current Liabilities                                               462                 491

LONG-TERM OBLIGATIONS
   Long-term debt and accrued interest, less current portion                     164                 161
   Due to shareholders                                                           114                 114
                                                                           ---------            --------

TOTAL LIABILITIES                                                                740                 766
                                                                           ---------            --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred Stock, no par value, 1,000,000 shares
     authorized, no shares issued or outstanding                                   -                   -
   Common Stock, no par value, 10 million shares authorized,
     2,339,267 shares issued and outstanding                                  13,399              13,399
   Accumulated Deficit                                                       (12,914)            (13,051)
   Cumulative foreign currency translation adjustment                              5                   5
                                                                           ---------            --------

TOTAL STOCKHOLDERS' EQUITY                                                       490                 353
                                                                           ---------            --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   1,230            $  1,119
                                                                           =========            ========



           See accompanying notes to consolidated financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)




                                                                                  Three Months
                                                                                 Ended March 31,
                                                                                 1997           1998
                                                                            ----------       ---------


   REVENUES                                                                 $     218        $   211
                                                                            ---------        -------

   EXPENSES
     Direct operating costs                                                       160             57
     Salaries and related                                                         217            131
     Marketing, general and administrative                                        189            110
     Financing, legal and other consulting                                         67             20
                                                                            ---------        -------

       Total expenses                                                             633            318
                                                                            ---------        -------

   Loss from operations                                                          (415)          (107)
                                                                            ---------        -------

   OTHER INCOME (EXPENSE)
     Interest expense                                                              (7)            (2)
     Interest income                                                               39             12
     Loss on settlement                                                             -            (40)
                                                                            ---------        -------

       Total other income (expense), net                                           32            (30)
                                                                            ---------        -------

   NET LOSS                                                                 $    (383)       $  (137)
                                                                            =========        =======


   NET LOSS PER SHARE                                                       $    (.16)       $  (.06)
                                                                            =========        =======


   WEIGHTED AVERAGE SHARES OUTSTANDING                                      2,325,271       2,339,267
                                                                            =========       =========

           See accompanying notes to consolidated financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                                                       (Unaudited)
                                                                                       Three Months
                                                                                      Ended March 31,
                                                                                    1997            1998
                                                                                 -------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                        $   (383)      $    (137)
    Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                                                 115              20
       Increase in prepaid and other current assets                                   (5)             (7)
       Increase in accounts payable                                                    7              30
       Other non-cash operating expense                                              (40)              1
                                                                                --------       ---------
Net Cash Used in Operating Activities                                               (306)            (93)
                                                                                --------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Advances to acquisition target and others                                     (1,025)              -
    Payments on notes receivable                                                       -             191
    Purchases of equipment                                                           (58)              -

Net Cash (Used in) Provided by Investing Activities                               (1,083)            191
                                                                                --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of notes payable                                                       (55)             (5)
                                                                                --------       ----------

Net Cash Used in Financing Activities                                                (55)             (5)
                                                                                --------       ----------

Net (Decrease) Increase in Cash and Cash Equivalents                              (1,444)             93

CASH AND CASH EQUIVALENTS
    Beginning of Period                                                            2,865             540
                                                                                --------       ---------

    End of Period                                                               $  1,421       $     633
                                                                                ========       =========



SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
    Exchange of debt for equity                                                 $    161       $       -


CASH PAID DURING THE PERIOD FOR
    Interest                                                                    $     13       $       -
    Taxes                                                                       $      -       $       -


           See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1  Description of Business

Digital Data Networks, Inc. ("the Company" or DDN"), a wireless, passenger communication and advertising company, is principally engaged in development, design, installation and operation of the "digital information network", a network of computerized electronics message displays that deliver current news, information and advertising to riders on-board public transit vehicles. The digital information network consists of a series of electronic information displays utilizing digital radio transmission technology. The Company, incorporated in 1988, has a digital information network and an operation in Texas. The Company's Canadian subsidiary, DDN Canada, provides a range of Internet offerings to business customers, including connectivity services to local subscribers, intranet services to corporations, the development of on-line working programs for commercial clients, and web page design and development targeting corporate customers.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 1997 annual report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

Certain reclassifications have been made to prior period financial statements in order to conform to current period classifications.


Note 2  Financial Condition, Liquidity and Going Concern

DDN incurred a net loss of $137,000 for the three-month period ending March 31, 1998, has an accumulated deficit of $13,051,000, and continues to experience negative cash flows form operations. In addition, the Company established a reserve against a note receivable from a failed acquisition target of $1,048,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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


Note 3  Debt Exchanges

In January 1997, the Company amended the terms of a software license agreement with Sunrise Systems, Inc. to include an equity conversion feature, allowing the principal and interest due to be converted to DDN common stock at a conversion price of $4.20 per share, the fair market value at the date of amendment. In January 1997, Sunrise Systems, Inc. exercised its option and the outstanding balance of principal and interest of $78,524 was converted into 18,697 shares of DDN common stock.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


Note 4  Commitments and Contingencies

The former stockholder of hip, one of the Company's 1996 business acquisitions, initiated a lawsuit in the Supreme Court of British Columbia against hip and the Company claiming, among other things, damages for breach of contract. Pursuant to a settlement agreement reached in April 1998, the Company has recognized a $40,000 loss on settlement in the three months ended March 31, 1998.

During the year ended December 31, 1997 the Company entered into a letter of intent with Advanced Communication and Information Services ("ACIS") to acquire all of the issued and outstanding voting stock of ACIS in exchange for DDN common shares. Under provisions of the letter of intent, the Company forwarded ACIS $1,048,000 pursuant to terms of five promissory notes to be used as working capital pending the completion of the acquisition. Subsequently, ACIS issued to the Company security in 1,000,000 shares of ACIS common stock and withdrew from the letter of intent. In accordance with the terms of the agreement, the operating cash forwarded to ACIS was to be repaid in full, however, ACIS has defaulted on that debt. On April 2, 1998, the Company received a judgment from the King County Superior Court in the State of Washington against ACIS, ordering them to pay the Company the amount of the loan, plus interest, plus a $300,000 cancellation fee. As management has been unable to determine either the financial stability of ACIS, or the amount, if any, the Company will eventually recover, the entire amount of the receivable was reserved during 1997.

During the three months ended March 31, 1998, the Company ceased operations in Providence, Rhode Island as a result of continuing net operating losses of that venture and also stopped marketing certain related products. Consequently, the Company has notified the Rhode Island Public Transit Authority ("RIPTA") that it will not be able to complete the contract that it had been previously awarded. No provision for loss has been reflected in the financial statements as a result of this contingency as the fair value of the venture's assets continues to exceed the associated net book value.


Note 5  Effect of Recently Issued Accounting Standards

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Both statements become effective for the fiscal years beginning January 1, 1998. Adoption of these statements did not impact the Company's financial position, results of operations or cash flows and any effect is limited to the form and content of its disclosures.

In December 1997, the Accounting Standards Executive Committee of the American Institute of CPA's ("AcSEC") issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The standard became effective for transactions entered into during the fiscal year beginning January 1, 1998. Adoption of this standard did not have a material impact on the Company's financial position, results of operations, or cash flows.

In March and April of 1998, respectively, the AcSEC issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") and Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). Adoption of these standards is not expected to have a material impact on the Company's financial position, results of operations, or cash flows. The standards are effective for transactions entered into in fiscal years beginning after December 15, 1998.

Item 2.   Management's Discussion and Analysis or Plan of Operations

         Results of Operations

         Revenues decreased slightly, from $218,000 to $211,000 during the three months ended March 31, 1998, as compared to the prior year period. The Company's Transit Network Division and DDN Canada had increases of $9,000 and $11,000 respectively, but that was offset by a decrease of $27,000 by Cyber America Corporation, one of the Company's subsidiaries, which ceased operation in the third quarter of 1997.

         Total expenses decreased from $633,000 to $318,000 during the three months ended March 31, 1998, as compared to the prior year period. Direct costs fell from $160,000 to $57,000, salaries and related decreased 40%, or $86,000, and marketing, general and administrative expenses were lowered from $189,000 to $110,000. These decreases in expenses are attributable primarily to the fact that Cyber America ceased operating in the third quarter of 1997. Financing, legal and consulting expenses also decreased, from $67,000 to $20,000, largely the result of less acquisition-related activity than in the prior year period.

         Interest income in the amount of $12,000, earned primarily on the investment of 1996 public offering proceeds, decreased from $39,000 in the prior year period, primarily due to the fact that there was more cash available to invest in the prior year period. Interest expense decreased from $7,000 to $2,000, due to the retirement of certain obligations.

         Financial Condition, Liquidity and Capital Resources

         At March 31, 1998, the Company's principal assets consisted of approximately $633,000 of cash, most of which was invested in short-term, interest-bearing investments with banks and other financial institutions, while $129,000 was in short-term notes receivable, and $67,000 in accounts receivable. The Company's total obligations of $766,000 consisted primarily of $382,000 in accounts payable and accrued liabilities, approximately $182,000 of long-term debt, and $88,000 of unearned income.

         Cash used by operating activities for the three months ended March 31, 1998 approximated $93,000.

         The Company has established a reserve against notes receivable from a failed acquisition target of $1,048,000. Management believes that, due to a judgment received in favor of DDN in April 1998 in regards to these notes receivable, this money will eventually be recovered. However, there can be no assurance that the Company will be successful in recovering all or part of this judgment from ACIS. See "Legal Proceedings."

         The Company closed its Cyber America operation during the third quarter of 1997, and closed The Transit Network Division's Providence, Rhode Island operation in the fourth quarter of 1997, due to the fact that neither operation was able to approach profitability.

         The Company believes that its future operating results, liquidity and capital resources will improve, the result of closing the Cyber America and Providence, Rhode Island operations, as well as anticipated revenue growth by The Transit Network Division. The Company believes that with the cash it has invested in short-term financial instruments, interest earned from these investments, reductions in general and administrative expenses, possible capital infusions from equity sources, and cutbacks in capital expenditures, the Company's working capital requirements will be sufficient to fund ongoing business activities in Dallas and Canada for at least the next six months.

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company was recently involved in litigation whereby a former stockholder of a business acquired by the Company in 1996 initiated a lawsuit in the Supreme Court of British Columbia against the Company. Both parties settled these claims on April 28, 1998. See "Legal Proceedings."

         Effect of Recently Issued Accounting Standards

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Both statements become effective for the fiscal years beginning January 1, 1998. Adoption of these statements did not impact the Company's financial position, results of operations or cash flows and any effect is limited to the form and content of its disclosures.

         In December 1997, the Accounting Standards Executive Committee of the American Institute of CPA's ("AcSEC") issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The standard became effective for transactions entered into during the fiscal year beginning January 1, 1998. Adoption of this standard did not have a material impact on the Company's financial position, results of operations, or cash flows.

         In March and April of 1998, respectively, the AcSEC issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") and Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). Adoption of these standards is not expected to have a material impact on the Company's financial position, results of operations, or cash flows. The standards are effective for transactions entered into in fiscal years beginning after December 15, 1998.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

         In November 1996, Activeware Internet Corp. ("Activeware") and Dick Hardt ("Hardt"), Plaintiffs, filed a claim against DDN and its subsidiary, hip, Defendants, in the Supreme Court of British Columbia, in connection with certain agreements entered into by all parties in September 1996, whereby Hardt agreed to sell to DDN all of the outstanding capital stock of hip. Hardt alleged that, among other things, he signed one of the agreements against his will, certain agreements were not enforceable, DDN failed to provide him with certain payments and a stock certificate in a timely fashion, DDN and hip breached certain agreements and obligations, and DDN and hip failed to pay the Plaintiffs for work performed. The Plaintiffs were seeking against DDN and/or hip, among other things, a declaration that certain agreements are unenforceable, specific performance of certain agreements, damages of $500,000 (Canadian) for breach of the agreements, monies owing pursuant to certain agreements, general damages, punitive damages, and costs. The Company denied Plaintiff's claims, and in that regard, in January 1997, DDN and hip filed a Counterclaim against the Plaintiffs, alleging that, among other things, the Plaintiffs breached certain terms of the Stock Purchase Agreement, the Consulting Agreement, and the Intellectual Property Transfer and Use Agreement. DDN and hip were seeking against the Plaintiffs, among other things, rescission of certain agreements, an order compelling the Plaintiffs to transfer ownership of the hip.com domain name to hip forthwith, an order for possession of the office space, an injunction restraining and enjoining the Plaintiffs with respect to the design or hosting of Web sites and to return certain confidential information to hip, damages for misrepresentation, damages for breach of contract, punitive damages, and costs.

         On April 28, 1998, the Company and Plaintiffs agreed to settle this matter, with the parties agreeing to the following: DDN to pay Dick Hardt the sum of $55,000 Canadian (approximately $40,000 U.S.) all inclusive; DDN to pay the costs of the mediator; Dick Hardt to transfer the 30,000 shares of DDN common stock to DDN; DDN and hip to transfer the hip.com domain name to Dick Hardt; DDN and hip to be released from any obligations to either Dick Hardt or Activeware Internet Corp. pursuant to the Stock Purchase Agreement and Amendment, Sub-Lease Agreement, Consulting Agreement, or Intellectual Property Agreement; and, both parties to sign a mutual release dismissing the claim and counterclaim without costs to either party.

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

Item 6.   Exhibits and Reports on Form 8-K

               Exhibits - none filed with this report

         (b) The Registrant filed a Form 8-K with the Securities and Exchange Commission on January 21, 1998, to report that its Transit Network Division was closing the Providence, Rhode Island operation, and further, that the Transit Network Division would no longer market its next-stop automated audio/visual announcement system.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    Digital Data Networks, Inc.
                                    (Registrant)


Date:     May 15, 1998              By:    /s/   Donald B. Scott, Jr.
                                           ------------------------------
                                           Donald B. Scott, Jr., President



Date:     May 15, 1998              By:    /s/   Richard J. Boeglin
                                           ----------------------------
                                           Richard J. Boeglin
                                           Vice President, Finance & Operations