Form 10QSB
period 1998-06-30
DIGITAL DATA NETWORKS INC
filed 1998-08-19
CIK 949371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of June 30, 1998, 2,339,267 shares of Common Stock and 1,840,000 Common Stock Purchase Warrants were outstanding.

                                      INDEX

                                                                         Page

       PART I.       FINANCIAL INFORMATION

            1.       Consolidated Financial Statements                     3

            2.       Management's Discussion and Analysis or
                      Plan of Operations                                   8

      PART II.       OTHER INFORMATION

       Item 1.       Legal Proceedings                                    11

       Item 2.       Changes in Securities and Use of Proceeds            (a)

       Item 3.       Defaults Upon Senior Securities                      (a)

       Item 4.       Submission of Matters to a Vote of Security Holders  (a)

       Item 5.       Other Information                                    11

       Item 6.       Exhibits and Reports on Form 8-K                     11

SIGNATURES                                                                12

----------------------------------------------------------------------------

(a) These items are inapplicable or have a negative response and have therefore been omitted.

                           DIGITAL DATA NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                         December 31,           June 30,
                                                                              1997                1998
                                                                         ------------          ----------
CURRENT ASSETS
   Cash and cash equivalents                                               $     540            $    281
   Trade accounts receivable, net of reserves
    for doubtful accounts of $33 and $46.                                         58                 109
   Prepaid expenses and other current assets                                      92                  64
   Notes receivable, net of reserves of $1,048                                   320                  90
                                                                           ---------            --------
         Total Current Assets                                                  1,010                 544

Equipment, net of accumulated depreciation
   of $1,543 and $1,584                                                          147                 211

Other assets                                                                      73                 222
                                                                           ---------            --------

TOTAL ASSETS                                                               $   1,230            $    977
                                                                           =========            ========




CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                $     308            $    348
   Accrued payroll and related                                                    44                  38
   Current portion of long-term debt                                              21                  22
   Unearned income                                                                89                  52
                                                                           ---------            --------
         Total Current Liabilities                                               462                 460

LONG-TERM OBLIGATIONS
   Long-term debt, less current portion                                          164                 157
   Due to shareholders                                                           114                 114
                                                                           ---------            --------

TOTAL LIABILITIES                                                                740                 731
                                                                           ---------            --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred Stock, no par value, 1,000,000 shares
     authorized, no shares issued or outstanding                                   -                   -
   Common Stock, no par value, 10 million shares authorized,
     2,339,267 shares issued and outstanding                                  13,399              13,399
   Treasury Stock, at cost, 30,000 shares                                         --                 (30)
   Accumulated Deficit                                                       (12,914)            (13,128)
   Cumulative foreign currency translation adjustment                              5                   5
                                                                           ---------            --------

TOTAL STOCKHOLDERS' EQUITY                                                       490                 246
                                                                           ---------            --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   1,230            $    977
                                                                           =========            ========




           See accompanying notes to consolidated financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)



                                                      Three Months                  Six Months
                                                     Ended June 30,               Ended June 30,
                                                     --------------               --------------
                                                 1997           1998           1997            1998
                                              ---------       --------      ---------        -------

   Revenues                                   $     219      $     244      $     437        $   455
                                              ---------       --------      ---------        -------

   Expenses
     Direct operating costs                         137             59            297            116
     Salaries and related                           197            112            414            243
     Marketing, general and administrative          299            141            488            251
     Financing, legal and other consulting           84             20            152             80
                                               --------      ---------      ---------        -------

     Total expenses                                 717            332          1,351            690
                                               --------      ---------      ---------        -------

   Loss from operations                            (498)           (88)          (914)          (235)
                                               ---------     ----------     ---------        -------

   Other Income (Expense)
     Interest expense                               (11)            (2)           (17)            (6)
     Interest income                                 31             13             70             27
                                               --------      ---------      ---------        -------

     Total other income (expense), net               20             11             53             21
                                               --------      ---------      ---------        -------

   Net Loss                                    $   (478)    $      (77)     $    (861)       $  (214)
                                               ========     ==========      =========        =======


   Net Loss Per Share                          $  (.20)      $   (.03)      $   (.37)        $    (.09 )
                                               =======       ========       ========         ==========


   Weighted Average Shares Outstanding            2,340          2,319          2,332          2,329
                                               ========      =========      =========        =======




           See accompanying notes to consolidated financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                                        Six Months
                                                                                       Ended June 30,
                                                                                    1997            1998
                                                                                 -------        --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                        $   (861)      $    (214)
    Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                                                 219              41
       Treasury stock received in settlement                                           -             (30)
       Increase in accounts receivable                                                 -             (58)
       (Decrease) increase in accounts payable                                       (19)             34
       Other                                                                         (52)             (9)
                                                                                ---------      ----------
Net Cash Used by Operating Activities                                               (713)           (236)
                                                                                --------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Advances to acquisition target                                                (1,048)           (150)
    Purchases of investments                                                         (25)             --
    Payments received on notes receivable                                              -             242
    Purchases of equipment                                                           (67)           (105)
                                                                                --------       ----------

Net Cash Used by Investing Activities                                             (1,140)            (13)
                                                                                --------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of notes payable                                                      (186)            (10)
                                                                                --------       ----------

Net Cash Used by Financing Activities                                               (186)            (10)
                                                                                --------       ----------

Net Decrease in Cash and Cash Equivalents                                         (2,039)           (259)

CASH AND CASH EQUIVALENTS
    Beginning of Period                                                            2,865             540
                                                                                --------       ---------

    End of Period                                                               $    826       $     281
                                                                                ========       =========




           See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1  Description of Business

Digital Data Networks, Inc. ("the Company" or DDN") was incorporated in 1988. DDN operates a transit advertising company and markets high-end Internet services. The Company's Transit Network Division operates a network of computerized electronic message displays that delivers current news, information and advertising to riders on-board public transit vehicles, with operations in Dallas, Texas since 1991. The Company's Canadian subsidiary, DDN Canada, provides a range of Internet offerings to business customers, including connectivity services, intranet services, development of on-line working programs, and web page design and development.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's 1997 Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for 1998 interim periods are not necessarily indicative of results that may be expected for the year ending December 31, 1998.

Certain reclassifications have been made to prior period financial statements in order to conform to current period classifications.


Note 2  Financial Condition, Liquidity and Going Concern

During 1996, 1997 and the first six months of 1998, DDN incurred losses of approximately $2 million, $2.9 million and $214,000, respectively, and continues to experience negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that its future operating activities and strategies, which include, but are not limited to, reductions in general and administrative expenses, possible capital infusions from equity sources, possible acquisitions or divestitures of assets or businesses, and cutbacks in capital expenditures will, in the near term, provide sufficient cash flows to fund ongoing business activities.

The ability of the Company to generate positive cash flows from operations and net income, is dependent on, among other things, market conditions, the recovery of recorded assets, cost control, and the Company's ability to raise capital under acceptable terms. While the Company has had some successes in certain of these endeavors in the past, there can be no assurance that its efforts in these endeavors will be successful in the future. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Note 3  Debt Exchanges

During the six months ended June 30, 1997, certain of the Company's creditors exchanged approximately $161,000 of the Company's debt obligations for approximately 37,000 shares of the Company's common stock.


Note 4  Commitments and Contingencies

 During the six months ended June 30, 1998, the Company settled litigation pertaining to one of the Company's 1996 acquisitions. Pursuant to terms of the settlement agreement, the Company paid approximately $40,000 U.S. and received 30,000 shares of DDN common stock. The estimated value of stock received has been recorded as Treasury stock based upon prevailing market prices around the settlement agreement date. Settlement net costs are included in financing, legal and administrative costs in the accompanying statements of operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 1997, the Company entered into a letter of intent with Advanced Communication and Information Services ("ACIS") to acquire all of the issued and outstanding voting stock of ACIS in exchange for DDN common shares. Under provisions of the letter of intent, the Company forwarded ACIS $1,048,000 pursuant to terms of five promissory notes to be used as working capital pending the completion of the acquisition. Subsequently, ACIS issued to the Company 1,000,000 shares of ACIS common stock and withdrew from the letter of intent. In accordance with the terms of the agreement, the promissory notes are due in full; however, ACIS has defaulted on that debt. The entire amount of the receivable was reserved during 1997. In April 1998, the Company received a judgment from the King County Superior Court in the State of Washington against ACIS, ordering them to pay the Company the amount of the loan, plus interest, plus a $300,000 cancellation fee. The Company continues to pursue various collection actions, including, but not limited to, additional litigation and acquisition of debtor assets and/or businesses. There can be no assurance that the Company will be successful in recovering any, all, or part of this judgment.

Note 5  Potential Business Combination

During the three months ended June 30, 1998, the Company entered into a Letter of Intent, as amended, with Internet Sports Network, Inc. ("ISN"), a sports entertainment and information company that offers interactive competitive sports leagues, pools and contests via the Internet, pursuant to which, subject to certain conditions, ISN would merge (the "Merger") with and into DDN, such that following completion of the Merger, ISN shareholders would own approximately 80% of the merged entity, and DDN shareholders and optionholders would own approximately 20% of the merged entity. The Merger is subject to a number of certain conditions, including, among other things, consummation of a private financing by ISN raising in excess of $1 million, the negotiation of a definitive merger agreement, and shareholder approval. In connection with the proposed Merger, during June 1998, the Company acquired for $150,000 cash, in a private placement transaction, 375,000 shares of ISN common stock, which such investment is included in other assets in the accompanying consolidated balance sheet.

Note 6  Effect of Recently Issued Accounting Standards

In March and April of 1998, the Accounting Standards Executive Committee of the American Institute of CPAs, issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") and Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). Adoption of these standards is not expected to have a material impact on the Company's financial position, results of operations, or cash flows. The standards are effective for transactions entered into in fiscal years beginning after December 15, 1998.

Item 2.   Management's Discussion and Analysis or Plan of Operations


                              Safe Harbor Statement

Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, are made throughout this Management's Discussion and Analysis or Plan of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "estimates" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated herein. These factors include, but are not limited to, those set forth in Item 7 entitled Management's Discussion and Analysis or Plan of Operations in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.


         Results of Operations

         Revenues increased slightly, from $437,000 to $455,000 during the six months ended June 30, 1998, as compared to the prior year period. DDN Canada had a slight increase, while the Company's Transit Network Division in Dallas, Texas experienced a 24%, or $55,000, increase. Those increases were offset by decreases of $37,000 by Cyber America Corporation, one of the Company's subsidiaries which ceased operation in the third quarter of 1997, and to a lesser extent by the Providence, Rhode Island Transit Network Division, which ceased operation in the fourth quarter of 1997.

         Total expenses decreased significantly from $1,351,000 to $690,000, or nearly 50%, during the six months ended June 30, 1998, as compared to the prior year period. Direct costs fell from $297,000 to $116,000, primarily due to a $72,000 reduction in depreciation expense by the Transit Network Division's operations, and $65,000 incurred by Cyber America Corporation in 1997 and which is no longer in operation. Salaries and related expenses decreased 41%, or $171,000, primarily as a result of a $65,000 decrease in corporate-related salaries, a $41,000 decrease by Cyber America Corporation, and a decrease of $36,000 by DDN Canada, which reduced its staff. Marketing, general and administrative expenses were reduced significantly, from $488,000 to $251,000, attributable primarily to a $69,000 reduction by DDN Canada, a $41,000 reduction by Cyber America Corporation, and decreases in certain other corporation-related expenses. Financing, legal and consulting expenses also decreased, from $152,000 to $80,000, largely the result of less acquisition-related activity than in the prior year period.

         Interest income, earned primarily on the investment of remaining 1996 public offering proceeds, decreased from the prior year period, due to the fact that there was more cash available to invest in the prior year period. Interest expense decreased, due to the retirement of certain obligations.

        Trends for the six month periods ended June 30 were consistent with that of the three month periods then ended.

         Financial Condition, Liquidity and Capital Resources

         Cash used by operating activities for the six months ended June 30, 1998 approximated $236,000, due primarily to the $214,000 net loss for the period. During the six months ended June 30, 1998, the Company settled litigation pertaining to one of the Company's 1996 acquisitions. Pursuant to terms of the settlement agreement, the Company paid approximately $40,000 U.S. and received 30,000 shares of DDN common stock. The estimated value of stock received has been recorded as Treasury stock based upon prevailing market prices around the settlement agreement date. Settlement net costs are included in financing, legal and administrative costs in the accompanying statements of operations.

         During the three month period ended June 30, 1998, The Company's Transit Network Division incurred capital expenditures approximating $94,000 to install its computerized electronic network on DART's light rail vehicles. Upon completion of this installation, the Transit Network Division will begin selling advertising on this new part of their system.

         During the three months ended June 30, 1998, the Company entered into a Letter of Intent, as amended, with Internet Sports Network, Inc. ("ISN"), a sports entertainment and information company that offers interactive competitive sports leagues, pools and contests via the Internet, pursuant to which, subject to certain conditions, ISN would merge (the "Merger") with and into DDN, such that following completion of the Merger, ISN shareholders would own approximately 80% of the merged entity, and DDN shareholders and optionholders would own approximately 20% of the merged entity. The Merger is subject to a number of certain conditions, including, among other things, consummation of a private financing by ISN raising in excess of $1 million, the negotiation of a definitive merger agreement, and shareholder approval. In connection with the proposed Merger, during June 1998, the Company acquired for $150,000 cash, in a private placement transaction, 375,000 shares of ISN common stock.

         During 1997, the Company entered into a letter of intent with Advanced Communication and Information Services ("ACIS") to acquire all of the issued and outstanding voting stock of ACIS in exchange for DDN common shares. Under provisions of the letter of intent, the Company forwarded ACIS $1,048,000 pursuant to terms of five promissory notes to be used as working capital pending the completion of the acquisition. Subsequently, ACIS issued to the Company security in 1,000,000 shares of ACIS common stock and withdrew from the letter of intent. In accordance with the terms of the agreement, the operating cash forwarded to ACIS was to be repaid in full, however, ACIS has defaulted on that debt. The entire amount of the receivable was reserved during 1997. In April 1998, the Company received a judgment from the King County Superior Court in the State of Washington against ACIS, ordering them to pay the Company the amount of the loan, plus interest, plus a $300,000 cancellation fee. The Company continues to pursue various collection actions, including, but not limited to, additional litigation and acquisition of debtor assets and/or businesses. There can be no assurance that the Company will be successful in recovering all or part of this judgment. See "Legal Proceedings."

         At June 30, 1998, the Company's principal current assets consisted of approximately $281,000 of cash, most of which was invested in short-term, interest-bearing investments with banks and other financial institutions, $109,000 of trade accounts receivable, and $90,000 of notes receivable. The Company's total obligations of $721,000 consisted primarily of $386,000 in accounts payable and accrued liabilities, and approximately $179,000 of long-term debt.

         During 1996, 1997 and the first six months of 1998, DDN incurred losses of approximately $2 million, $2.9 million and $214,000, respectively, and continues to experience negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         Management believes that its future operating activities and strategies, which include, but are not limited to, reductions in general and administrative expenses, possible capital infusions from equity sources, possible acquisitions or divestitures of assets or businesses, and cutbacks in capital expenditures will, in the near term, provide sufficient cash flows to fund ongoing business activities.

         The ability of the Company to generate positive cash flows from operations and net income, is dependent on, among other things, market conditions, the recovery of recorded assets, cost control, and the Company's ability to raise capital under acceptable terms. While the Company has had some successes in certain of these endeavors in the past, there can be no assurance that its efforts in these endeavors will be successful in the future. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Effect of Recently Issued Accounting Standards

         In March and April of 1998, the Accounting Standards Executive Committee of the American Institute of CPAs issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" and Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." Adoption of these standards is not expected to have a material impact on the Company's financial position, results of operations, or cash flows. The standards are effective for transactions entered into in fiscal years beginning after December 15, 1998.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

         In January 1998, the Company filed a lawsuit in King County Superior Court, Seattle, Washington, against ACIS for repayment of its five promissory notes owed to the Company which are past due. The Company filed for repayment of the entire principal amount of these promissory notes (approximately $1,048,000), plus accumulated interest, plus a cancellation fee in the amount of approximately $300,000. In April 1998, the Company received a judgment against ACIS in the principal amount of $1,348,367.34. The Company continues to pursue various collection actions, including, but not limited to, additional litigation and acquisition of debtor assets and/or businesses. The entire amount of the receivable was reserved during 1997. There can be no assurance that the Company will be successful in recovering any, all, or part of this judgment.


Item 5.   Other Information

         During the three months ended June 30, 1998, the Company entered into a Letter of Intent, as amended, with Internet Sports Network, Inc. ("ISN"), a sports entertainment and information company that offers interactive competitive sports leagues, pools and contests via the Internet, pursuant to which, subject to certain conditions, ISN would merge (the "Merger") with and into DDN, such that following completion of the Merger, ISN shareholders would own approximately 80% of the merged entity, and DDN shareholders and optionholders would own approximately 20% of the merged entity. The Merger is subject to a number of certain conditions, including, among other things, consummation of a private financing by ISN raising in excess of $1 million, the negotiation of a definitive merger agreement, and shareholder approval.


Item 6.   Exhibits and Reports on Form 8-K

         (a) Exhibit 10.1 - Letter of Intent between DDN and ISN
                            (to be filed by amendment)

         (b) Reports on Form 8-K   -    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     Digital Data Networks, Inc.
                                     (Registrant)


Date:     August 19, 1998            By:    /s/   Donald B. Scott, Jr.
                                            ------------------------------
                                            Donald B. Scott, Jr., President



Date:     August 19, 1998            By:    /s/   Richard J. Boeglin
                                            ----------------------------
                                            Richard J. Boeglin
                                            Vice President, Finance & Operations