Form 10QSB/A
period 1998-06-30
DIGITAL DATA NETWORKS INC
filed 1998-09-02
CIK 949371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of June 30, 1998, 2,314,597 shares of Common Stock and 1,840,000 Common Stock Purchase Warrants were outstanding.

Item 6.   Exhibits and Reports on Form 8-K

         (a)   Exhibit 10.1 - Letter of Intent between DDN and ISN dated
                              April 30, 1998
               Exhibit 10.2 - Amended Letter of Intent dated May 12, 1998