Form 10QSB
period 1998-09-30
DIGITAL DATA NETWORKS INC
filed 1998-11-13
CIK 949371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


As of September 30, 1998, 2,314,597 shares of Common Stock and 1,840,000 Common Stock Purchase Warrants were outstanding.

                                      INDEX

                                                                            Page

PART I.       FINANCIAL INFORMATION

     1.       Consolidated Financial Statements                              3

     2.       Management's Discussion and Analysis or Plan of Operations     9

PART II.       OTHER INFORMATION

 Item 1.       Legal Proceedings                                            12

 Item 2.       Changes in Securities and Use of Proceeds                    (a)

 Item 3.       Defaults Upon Senior Securities                              (a)

 Item 4.       Submission of Matters to a Vote of Security Holders          (a)

 Item 5.       Other Information                                            12

 Item 6.       Exhibits and Reports on Form 8-K                             12

SIGNATURES                                                                  13

----------------------------------------------------------------------------

(a) These items are inapplicable or have a negative response and have therefore been omitted.

                           DIGITAL DATA NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                         December 31,       September 30,
                                                                             1997               1998
                                                                         ------------       -------------
Current assets
   Cash and cash equivalents                                               $     540            $    151
   Trade accounts receivable, net of reserves
    for doubtful accounts of $33 and $7                                           58                  51
   Prepaid expenses and other current assets                                      50                  19
   Due from officer, net of reserves of $0 and $42                                42                   -
   Notes receivable, net of reserves of $1,048                                   320                  60
                                                                           ---------            --------
         Total current assets                                                  1,010                 281

Equipment, net of accumulated depreciation
   of $1,543 and $1,410                                                          147                 135

Other assets (Notes 4 and 7)                                                      73                 267
                                                                           ---------            --------

Total assets                                                               $   1,230            $    683
                                                                           =========            ========




Current liabilities
   Accounts payable and accrued liabilities                                $     308            $    183
   Accrued payroll and related                                                    44                  16
   Current portion of long-term debt                                              21                  18
   Unearned income                                                                89                  26
                                                                           ---------            --------
         Total current liabilities                                               462                 243

   Long-term obligations
   Long-term debt, less current portion                                          164                 157
   Due to shareholders (Note 3)                                                  114                   -
                                                                           ---------            --------

   Total liabilities                                                             740                 400
                                                                           ---------            --------

Commitments and contingencies (Notes 4 and 5)

Stockholders' equity
   Preferred Stock, no par value, 1,000,000 shares
     authorized, no shares issued or outstanding                                   -                   -
   Common Stock, no par value, 10 million shares authorized,
     2,339,267 and 2,314,597 shares issued and outstanding                    13,399              13,393
   Treasury Stock, at cost, 30,000 shares                                         --                  (7)
   Accumulated deficit                                                       (12,914)            (13,103)
   Cumulative foreign currency translation adjustment                              5                   -
                                                                           ---------            --------

   Total stockholders' equity                                                    490                 283
                                                                           ---------            --------

Total liability and stockholders' equity                                   $   1,230            $    683
                                                                           =========            ========




           See accompanying notes to consolidated financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in Thousands, Except Per Share Data)



                                                     Three Months                  Nine Months
                                                  Ended September 30,          Ended September 30,
                                                 1997            1998          1997            1998
                                               --------      ---------      ----------       -------


Revenues                                       $    136      $     155      $     410        $   443
                                               --------       --------      ---------        -------

Expenses
  Direct operating costs                            142             59            375            139
  Salaries and related                              158             80            500            287
  Marketing, general and administrative             168             66            480            195
  Financing, legal and other consulting              15             13            123             87
                                               --------      ---------      ---------        -------

  Total expenses                                    483            218          1,478            708
                                               --------      ---------      ---------        -------

Other income (expense), net                          38            (33)            91            (11)
                                               --------      ----------     ---------        --------

Loss from continuing operations                    (309)           (96)          (977)          (276)

Loss from discontinued operations                   (13)           (16)          (206)           (50)

Gain on disposition of discontinued operations        -            137              -            137
                                               --------      ---------      ---------      ---------

Net income (loss)                              $   (322)     $      25      $  (1,183)       $  (189)
                                               ========      =========      =========        =======

Loss from continuing operations per share      $   (.13)     $    (.04)     $    (.42)       $  (.12)
                                               ========      =========      =========        =======

Net income (loss) per share                    $   (.14)     $     .01      $   (.51)        $  (.08)
                                               ========      =========      =========        =======

Weighted Average Shares Outstanding               2,332          2,291          2,332          2,314
                                               ========      =========      =========        =======



           See accompanying notes to consolidated financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                        Nine Months
                                                                                    Ended September 30,
                                                                                    1997            1998
                                                                                 --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                        $ (1,183)      $    (189)
    Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                                                 248              99
       Gain on disposition of discontinued operations                                  -            (137)
       Other non-cash operating expense                                                -              49
       Decrease in prepaid expenses and other current assets                          58              31
       (Decrease) increase in accounts payable and accrued liabilities                79            (125)
       Other                                                                          10              (4)
                                                                                --------       ---------
Net Cash Used by Operating Activities                                               (788)           (276)
                                                                                --------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Advances to / investments in acquisition targets                              (1,048)           (250)
    Payments received on notes receivable                                              -             272
    Purchases of equipment                                                           (57)           (120)
                                                                                --------       ----------

Net Cash Used by Investing Activities                                             (1,105)            (98)
                                                                                --------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Repayment of expanded license commitment                                       (78)              -
    Repayment of notes payable                                                      (252)            (15)
                                                                                --------       ----------

Net Cash Used by Financing Activities                                               (330)            (15)
                                                                                --------       ----------

Net Decrease in Cash and Cash Equivalents                                         (2,223)           (389)

CASH AND CASH EQUIVALENTS
    Beginning of Period                                                            2,865             540
                                                                                --------       ---------

    End of Period                                                               $    642       $     151
                                                                                ========       =========



           See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1  Description of Business

Digital Data Networks, Inc. ("the Company" or DDN") was incorporated in 1988. The Company's Transit Network Division operates a network of computerized electronic message displays that delivers current news, information and advertising to riders on-board public transit vehicles, with operations in Dallas, Texas since 1991. As described in Note 3, in September 1998, the Company's Canadian subsidiary sold its entire operations, which comprised the Company's internet services business segment.

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


Note 2  Financial Condition, Liquidity and Going Concern

DDN incurred net losses of approximately $2 million and $2.9 million during 1996 and 1997, respectively, and continues to experience losses from continuing operations and negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has taken actions to reduce negative cash flows, including disposing of portions of the business, such as the sale of the internet services segment (as described in Note 3) and closing the Rhode Island Public Transportation Authority operations, reducing general and administrative expenses, and minimizing capital expenditures. Further, management believes that its future operating activities and strategies, which include the proposed disposition of the Transit Network business segment, and the proposed merger with Internet Sports Network (as described in Note 4) will, in the near term, provide sufficient cash flows to fund its remaining ongoing operations.

The ability of the Company and the potential successor business of Internet Sports Network to generate positive cash flows from operations and net income, is dependent on, among other things, market conditions, the recovery of recorded assets, cost control, and the Company's ability to raise capital under acceptable terms. While the Company has had some successes in certain of these endeavors in the past, there can be no assurance that its efforts will be successful in the future. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Note 3  Disposition of Business

Pursuant to a September 1998 Asset Purchase Agreement, the Company's wholly owned subsidiary, DDN Canada, sold all of its assets and interests in its internet services business to ProNet Communications, Inc. ("ProNet"), the principals of which include DDN's former Chief Operating Officer and a former DDN Director, both of whom are DDN shareholders (the "Principals"). ProNet assumed DDN Canada liabilities relating to the internet business and released the Company from, among other things, amounts owed by DDN to the Principals, which approximated $100,000, and received $20,000 cash from the Company. The excess of liabilities assumed over the net book value of assets sold and disposition costs is reported as gain on disposition of discontinued operations for the periods ended September 30, 1998. The accompanying statements of operations present the results of the internet services business segment operations as a one-line item net loss from discontinued operations for all periods presented.

Note 4  Potential Business Combination and Potential Business Disposition

In October 1998, the Company entered into a Merger Agreement with Internet Sports Network, Inc. ("ISN"), a sports entertainment and information company that offers interactive competitive sports leagues, pools and contests via the internet. Pursuant to terms of the Merger Agreement, ISN would merge (the "Merger") with and into DDN, such that following completion of the Merger, ISN shareholders would own approximately 86% of the merged entity, and DDN shareholders and optionholders would own approximately 14% of the merged entity. The Merger is subject to a number of certain conditions, including, among other things, consummation of a private financing by ISN raising in excess of $1 million, and shareholder approval by both DDN and ISN shareholders. In connection with the proposed Merger, the Company acquired for $250,000 cash, in private placement transactions, 625,000 shares of ISN common stock, which such investment is included in other assets in the accompanying September 30, 1998 consolidated balance sheet.

The Company is in the process of considering alternatives available with respect to the transit division, such alternatives including a potential sale of the operations. In this regard, in October 1998, the Company received a proposal from a potential purchaser (the "Purchaser"). Pursuant to terms of the proposed sale, the Company would sell all of its assets and interests in the Transit Network to the Purchaser and the Purchaser would assume all of the operating liabilities and receive cash in the amount of deferred revenue assumed. At September 30, 1998, the net book value of transit division assets reasonably approximated the net book value of transit division liabilities. The excess of assets sold over liabilities assumed (or excess of liabilities assumed over assets sold) would be reported as a loss (or gain) on disposition of discontinued operations during the period of sale. In the event of a disposition of transit operations, results of operations relating to the transit division would be reclassified to discontinued operations in the Company's consolidated statements of operations.

Note 5  Commitments and Contingencies

During the nine months ended September 30, 1998, the Company settled litigation pertaining to one of the Company's 1996 acquisitions. Pursuant to terms of the settlement agreement, the Company paid approximately $40,000 and received 30,000 shares of DDN common stock. The estimated value of stock received has been recorded as Treasury stock based upon prevailing market prices around the settlement agreement date. Settlement net costs are included in financing, legal and administrative costs in the accompanying statement of operations.

During 1997, the Company entered into a letter of intent with Advanced Communication and Information Services ("ACIS") to acquire all of the outstanding stock of ACIS in exchange for DDN common shares. Under provisions of the letter of intent, the Company forwarded ACIS $1,048,000 pursuant to terms of promissory notes to be used as working capital pending the completion of the acquisition. Subsequently, ACIS withdrew from the letter of intent. ACIS defaulted on repayment of amounts owed the Company and in the fourth quarter of 1997, the Company fully reserved the receivable. In April 1998, the Company received a judgment from the King County Superior Court in the State of Washington against ACIS, ordering ACIS to pay the Company the amount of the loan, plus interest, plus a $300,000 cancellation fee. The Company continues to pursue various collection actions, including, but not limited to, additional litigation and acquisition of debtor assets and/or businesses. There can be no assurance that the Company will be successful in recovering all or part of this judgment.

During the nine months ended September 30, 1998, compensation being paid to the Company's President was reduced and then eliminated at the direction of the Board. The Company has continued to request repayments on amounts due from this officer, although none have been made to date. Nevertheless, during the nine months ended September 30, 1998, the entire amount of the receivable was reserved.

Note 6  Stockholders' Equity

During the nine months ended September 30, 1998, as a result of non-performance by what was to have been a service provider to the Company, the Company rescinded and canceled 25,000 shares of its common stock which were issued in 1996 in exchange for services to be provided. The estimated fair value of the stock canceled has been recorded as a decrease in common stock and included in financing, legal and administrative costs in the accompanying statements of operations.

During the nine months ended September 30, 1997, certain of the Company's creditors exchanged approximately $161,000 of the Company's debt obligations for approximately 37,000 shares of the Company's common stock.

Note 7  Other Assets

Other assets at December 31, 1997 and September 30, 1998 include $52,000 and $265,000, respectively, of investments in marketable equity securities, which are recorded at estimated fair market value. During the three months ended September 30, 1998, the Company recorded unrealized losses of approximately $37,000 relating to mark-to-market adjustments for certain of the Company's investments in marketable equity securities.


Note 8  Effect of Recently Issued Accounting Standards

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


         Results of Operations

         In September 1998, the Company sold all of its assets and interests in its internet services business. The accompanying statements of operations present the results of the internet services business segment operations as a one-line item net loss from discontinued operations for all periods presented. The following management's discussion has been prepared on the basis giving effect to the sale of the Company's internet services business segment as discontinued operations consistent with the manner presented in the accompanying financial statements. Accordingly, amounts disclosed relating to prior periods have been restated to reclassify discontinued operations from continuing operations.

         Revenue of $155,000 and $443,000 for the three and nine months ended September 30, 1998, respectively, increased from $136,000 and $410,000 for the comparative prior year periods due to increased advertising volume from the Company's Transit Network Division in Dallas, Texas. The increases were offset by decreases of $9,000 and $54,000 for the three and nine month periods, respectively, relating to Cyber America and Rhode Island transit operations which were closed in 1997.

         Total expenses decreased from $483,000 to $218,000 and from $1,478,000 to $708,000 during the three and nine months ended September 30, 1998, as compared to prior year periods. Total expenses relating to operations closed in 1997 approximated $109,000 and $303,000 for the three and nine months ended September 30, 1997, respectively. Direct costs also decreased due to a reduction in depreciation expense by the Transit Network due to the declining net book value of assets in operation. Salaries and related expenses and marketing, general and administrative expenses decreased primarily due to elimination of costs for operations closed in 1997 as well as due to decreases in corporate salaries and certain other corporate-related costs in 1998 as compared to expenditure levels in 1997. Financing, legal and consulting expenses also decreased in 1998, primarily the result of declining merger and acquisition related activity than in the prior year. Other income (expense) decreased from $91,000 income for the nine months ended September 30, 1997 to $11,000 expense for the comparative 1998 period, due to having lower balances of cash and investments in 1998 as compared to the prior year, as well as due to having recorded in 1998 unrealized losses of approximately $37,000 relating to mark-to-market adjustments for certain of the Company's investments in marketable equity securities.

         The Company's discontinued operations had net losses of $50,000 during the nine months ended September 30, 1998 as compared to losses of $206,000 in the prior year. The decrease in net loss is primarily attributable to decreases in product development expenditures in 1998. As a result of the sale of discontinued operations during the three months ended September 30, 1998, the Company recorded a gain on disposition of $137,000 representing the excess of liabilities assumed over the net book value of assets sold and disposition costs.

         Financial Condition, Liquidity and Capital Resources

         Net cash used by operating activities for the nine months ended September 30, 1998 was $276,000, a significant decrease from $788,000 used by operating activities during the comparative prior year period. Cash used by operating activities was, for the most part, due to the Company's loss for the respective period. During the nine months ended September 30, 1998, the Company incurred capital expenditures approximating $120,000 to install its computerized electronic network on DART light rail vehicles.

         In October 1998, the Company entered into a Merger Agreement with Internet Sports Network, Inc. ("ISN"), a sports entertainment and information company that offers interactive competitive sports leagues, pools and contests via the internet. Pursuant to terms of the Merger Agreement, ISN would merge (the "Merger") with and into DDN, such that following completion of the Merger, ISN shareholders would own approximately 86% of the merged entity, and DDN shareholders and optionholders would own approximately 14% of the merged entity. The Merger is subject to a number of certain conditions, including, among other things, consummation of a private financing by ISN raising in excess of $1 million, and shareholder approval by both DDN and ISN shareholders. In connection with the proposed Merger, the Company acquired for $250,000 cash, in private placement transactions, 625,000 shares of ISN common stock.

         During 1997, the Company entered into a letter of intent with Advanced Communication and Information Services ("ACIS") to acquire all of the outstanding stock of ACIS in exchange for DDN common shares. Under provisions of the letter of intent, the Company forwarded ACIS $1,048,000 pursuant to terms of promissory notes. Subsequently, ACIS withdrew from the letter of intent. ACIS defaulted on repayment of amounts owed the Company, and in April 1998, the Company received a judgment from the King County Superior Court in the State of Washington against ACIS, ordering ACIS to pay the Company the amount of the loan, plus interest, plus a $300,000 cancellation fee. The Company continues to pursue various collection actions, including, but not limited to, additional litigation and acquisition of debtor assets and/or businesses. There can be no assurance that the Company will be successful in recovering all or part of this judgment. See "Legal Proceedings."

         At September 30, 1998, the Company's principal current assets consisted of approximately $151,000 of cash, most of which was invested in short-term, interest-bearing investments with banks and other financial institutions, $51,000 of trade accounts receivable, and $60,000 of notes receivable. The Company's total obligations of $400,000 consisted primarily of $199,000 in accounts payable and accrued liabilities, and approximately $175,000 of long-term debt, including current portion.

         DDN incurred net losses of approximately $2 million and $2.9 million in 1996 and 1997, respectively, and continues to experience losses from continuing operations and negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         The Company has taken actions to reduce negative cash flows, including disposing of portions of the business, such as the sale of the internet services segment and closing the Rhode Island Public Transportation Authority operations, reducing general and administrative expenses, and minimizing capital expenditures. Further, management believes that its future operating activities and strategies, which include the proposed disposition of the transit network business segment, and the proposed merger with Internet Sports Network (as described in Note 4) will, in the near term, provide sufficient cash flows to fund its remaining ongoing operations.

         The ability of the Company and the potential successor business of Internet Sports Network to generate positive cash flows from operations and net income, is dependent on, among other things, market conditions, the recovery of recorded assets, cost control, and the Company's ability to raise capital under acceptable terms. While the Company has had some successes in certain of these endeavors in the past, there can be no assurance that its efforts will be successful in the future. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

         In January 1998, the Company filed a lawsuit in King County Superior Court, Seattle, Washington, against ACIS for repayment of its five promissory notes owed to the Company which are past due. The Company filed for repayment of the entire principal amount of these promissory notes (approximately $1,048,000), plus accumulated interest, plus a cancellation fee in the amount of approximately $300,000. In April 1998, the Company received a judgment against ACIS in the principal amount of approximately $1,348,000. The Company continues to pursue various collection actions, including, but not limited to, additional litigation and acquisition of debtor assets and/or businesses. The entire amount of the receivable was reserved during 1997. There can be no assurance that the Company will be successful in recovering any, all, or part of this judgment.


Item 5.   Other Information

         In October 1998, the Company entered into a Merger Agreement with Internet Sports Network, Inc. ("ISN"), a sports entertainment and information company that offers interactive competitive sports leagues, pools and contests via the internet. Pursuant to terms of the Merger Agreement, ISN would merge (the "Merger") with and into DDN, such that following completion of the Merger, ISN shareholders would own approximately 86% of the merged entity, and DDN shareholders and optionholders would own approximately 14% of the merged entity. The Merger is subject to a number of certain conditions, including, among other things, consummation of a private financing by ISN raising in excess of $1 million, and shareholder approval by both DDN and ISN shareholders.


Item 6.   Exhibits and Reports on Form 8-K

         (a) Reports on Form 8-K - On October 5, 1998, the Company filed a Current Report on Form 8-K having a September 20, 1998 date of report relating to the Company's sale of its internet services business.

                On October 9, 1998, the Company filed a Current Report on Form 8-K having an October 7, 1998 date of report relating to the announcement that the Company entered into a Merger Agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Digital Data Networks, Inc.
                                       (Registrant)


Date:     November 13, 1998            By: /s/   Donald B. Scott, Jr.
                                           ------------------------------
                                           Donald B. Scott, Jr., President



Date:     November 13, 1998            By: /s/   Richard J. Boeglin
                                           ----------------------------
                                           Richard J. Boeglin
                                           Vice President, Finance & Operations