Form 10KSB/A
period 1997-12-31
DIGITAL DATA NETWORKS INC
filed 1998-12-18
CIK 949371

U.S. SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                            FORM 10-KSB/A (Number 1)

(Mark One)
         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
              For the fiscal year ended December 31, 1997.

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

        For the transition period from ________________to_______________

                         Commission file number: 0-27704

                           DIGITAL DATA NETWORKS, INC.
                 (Name of small business issuer in its charter)


Washington                                                  91-1426372
(State or other jurisdiction                                (IRS Employer
of incorporation  or  organization)                         Identification No.)

3102 Maple Avenue, Suite 230
Dallas, Texas                                               75201
(Address of principal executive offices)                    (Zip Code)

                                 (214) 969-7200
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value                       Common Stock Purchase Warrants
(Title of class)                                        (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $889,000.

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

DOCUMENTS INCORPORATED BY REFERENCE:   None.

                                INTRODUCTORY NOTE

         This Annual Report on Form 10-KSB/A provides all of the Part III information not originally included in the Company's Annual Report on Form 10-KSB.

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                    Compliance With Section 16(a) of the Exchange Act.

                        DIRECTORS AND EXECUTIVE OFFICERS

         Information regarding the executive officers and directors of the Company as of April 30, 1998 is as follows:

Name                                   Age             Position with the Company
----                                   ---             -------------------------
Donald B. Scott, Jr.                   43              President and
                                                       Chairman of the Board

James F. Biagi, Jr.                    41              Secretary and Director

Robert F. Hussey                       49              Director

Jerry L. Smith                         57              Director

Richard J. Boeglin                     40              Vice President,
                                                       Finance and Operations
                                                       Chief Financial Officer

Susan E. Hassel                        51              Vice President, Sales

Peter V. Ciccone                       52              Chief Operating Officer
                                                       (1)

----------------

(1) In September 1998, Pro Net Communications Inc., a company in which Mr. Ciccone is a principal, acquired the assets of the Company's Canadian operation, at which time Mr. Ciccone left the Company and resigned his position as Chief Operating Officer.


         The names and a brief description of their business experience for at least the past five years of the directors and executive officers of the Company follows:

         Donald B. Scott, Jr. has served as President and a director of the Company since March 1993. In July 1996, Mr. Scott was also elected as the Company's Chairman of the Board. Mr. Scott served as the Company's Acting President from December 1992 through March 1993. Mr. Scott was previously a principal of Rutkowski, Erickson, Scott ("RES"), a consulting firm, from 1991 to July 1995. Prior to his association with RES, Mr. Scott was with Paine Webber in New York from 1987 to 1991.

         James F. Biagi, Jr. has served as Secretary and a director of the Company since its inception in 1988. He is a practicing attorney in Seattle, Washington, and has been a principal of the law firm Monahan & Biagi since March 1996. Prior to Monahan & Biagi, Mr. Biagi practiced law at the firm Monahan & Robinson since 1989, where he has specialized in tax, corporate and securities matters.

         Robert F. Hussey has served as a director of the Company since November 1997. Mr. Hussey was President and CEO of MetroVision of North America, Inc., a niche cable television company, from February 1991 until April 1997, when it merged with York Hannover Health Care, Inc. Mr. Hussey has been a director of IVEX Corporation since May 1993 and Nur Macroprinters Ltd. since December 1997, as well as on the board of advisors for Kaufmann Fund since December 1996, Argentum Capital Partners, I and II since June 1990, and Josephthal & Company, Inc. since December 1997.

         Jerry L. Smith has served as a director of the Company since November 1997. Mr. Smith has been the president of Gateway Group, Inc., a merger, acquisition and investment banking firm specializing in the sale of manufacturing, distribution and service companies in the $3 million to $30 million range, since 1985. Since October 1997, he has also been the President and a director of Bio-Preserve International Corporation, which is engaged in the research and development of organ preservation device technology.

         Richard J. Boeglin has served as Vice President of Finance and Operations and the Chief Financial Officer since April 1995. He has been with the Company since 1991. He has eleven years of management experience, including direct management of transit system design, development and installation. From 1987 to 1991, Mr. Boeglin worked in the outdoor advertising industry.

         Susan E. Hassel has served as Vice President of Sales since she started with the Company in April 1992. She has fifteen years of sales and marketing experience. From 1985 until 1991, Ms. Hassel was the Director of Sales and Marketing for The Relocation Center, a relocation counseling company in Dallas, Texas.

         Peter V. Ciccone has served as the Chief Operating Officer since July 1997. He has been with the Company since June 1996, when the Company acquired Pro.Net Communications, Inc., subsequently renamed DDN Digital Data Networks (Canada), Inc. ("DDN Canada"), where he has been president since April 1994 when he co-founded the company. Mr. Ciccone has also been president since 1992 of PVC Investments Ltd., a consulting and investment company.

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

Item 10.   Executive Compensation.

The following table sets forth certain information regarding cash and non-cash compensation paid by the Company during each of the Company's last three fiscal years to the Company's Chief Executive Officer and the other most highly compensated executive officer of the Company whose annual compensation exceeded $100,000 during the fiscal year ended December 31, 1997 (the "Named Persons").

                                                         Annual Compensation      Long-Term Compensation
                                                         -------------------               Awards
                                                                                           ------
Name and                                                                                 Securities
Principal Position                      Year           Salary           Bonus        Underlying Options
------------------                      ----           ------           -----        ------------------

Donald B. Scott, Chairman               1997           $150,500         $   -0-            -0-
  of the Board and President            1996            144,000          74,872            60,000 (1)
                                        1995            120,000          74,558            44,723


Susan E. Hassel, V.P. Sales             1997           $115,641         $  -0-             -0-
                                        1996            129,637            -0-             15,000 (2)
                                        1995            114,790            -0-                559

----------------

(1) These options vest on a pro-rata basis over a 24-month period commencing July 1, 1996.
(2) These options vest on a pro-rata basis over a 24-month period commencing December 1, 1996.



No options were granted to the Named Persons during the fiscal year ended December 31, 1997.

No options were exercised by the Named Persons during the fiscal year ended December 31, 1997. The following table sets forth information with respect to the value of unexercised options held by the Named Persons at December 31, 1997.


                                              Number of
                                             Securities            Value of
                                             Underlying           Unexercised
                                             Unexercised         In-the-Money
                                             Options at             Options
                                               Fiscal         At Fiscal Year-End
               Name                         Year-End (1)              (1)
                                                     ---              ---


Donald B. Scott, President                     156,408              $ 58,653
Susan E. Hassel, V.P. Sales                     27,856              $ 10,446


 (1) All options were exercisable on December 31, 1997. The value of unexercised options is based on the market value of the Company's Common Stock on December 31, 1997, of $.625 per share.

                            COMPENSATION OF DIRECTORS

         No director received cash compensation for serving as a director in 1997. Messrs. Hussey and Smith received options to purchase 110,000 shares of Common Stock (with 25,000 of those options vesting over a 12-month period commencing December 16, 1997), with an exercise price of $.25 per share in connection with their elections as directors in November 1997. Additionally, Mr. Biagi received 10,000 options to purchase Common Stock at an exercise price of $.25 per share in connection with his service as a director.

         On April 1, 1996, the Company entered into a Contract for Services with Stephen R. Willey, a principal shareholder in DDN Canada. Mr. Willey served as a director of the Company from August 1996 through September 1997. This Contract for Services requires Mr. Willey to create and execute a strategic business plan for DDN Canada, to direct the daily activities of DDN Canada, to identify and actively pursue potential acquisitions for the Company, and to assist the President of the Company in appropriate activities. In consideration of these services, the Company issued 10,000 shares of the Company's Common Stock to Mr. Willey. This Contract for Services expired on April 1, 1998.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of April 14, 1998, by (i) each person or entity who beneficially owns 5% or more of the Common Stock, (ii) each director, (iii) the Named Persons, and (iv) all officers and directors of the Company as a group. Unless otherwise noted, the persons and entities named below have sole voting and investment power with respect to such shares.

Name of                             Total Beneficial Ownership        Percent of Class Beneficially
Beneficial Owner                            (including options)             Owned as of December 1, 1998
----------------                            -------------------             ----------------------------
Donald B. Scott, Jr., Chairman of
   the Board and President                       168,001 (1)                                  5.5%
James F. Biagi, Jr., Secretary and Director       89,133 (2)                                  2.9%
Robert F. Hussey, Director                        97,500 (3)                                  3.6%
Jerry L. Smith, Director                          97,500 (4)                                  3.6%
Susan E. Hassel, V.P. Sales                       25,850 (5)                                   .9%
All Executive Officers and Directors             572,137 (6)                                 18.5%
  as a group (7 persons)
-----------------------

         (1) Includes options to purchase 156,408 shares, and 750 Common Stock Purchase Warrants exercisable within 60 days.
         (2) Includes options to purchase 89,133 shares exercisable within 60 days.
         (3) Includes options to purchase 97,500 shares exercisable within 60 days.
         (4) Includes options to purchase 97,500 shares exercisable within 60 days.
         (5) Includes options to purchase 24,731 shares exercisable within 60 days.
         (6) Includes options to purchase 519,997 shares exercisable within 60 days.






Item 12. Certain Relationships and Related Transactions.

         In December 1994, Bruce S. Glant, a former director of the Company, filed a lawsuit against the Company for payment of a demand note in the principal amount of approximately $53,000 plus interest. Pursuant to a Settlement Agreement dated as of April 21, 1995, the Company agreed to pay Mr. Glant $5,000 upon execution of the Settlement Agreement and $2,000 per month thereafter until the note was paid in full. The Company also granted to Mr. Glant (i) the right to implement the digital information network technology in the greater Seattle, Washington market, and (ii) warrants to purchase 11,181 shares at $8.94 per share for five years. Mr. Glant directed 1,118 of such warrants to be issued to each of the two managers in the Company's Dallas office. The Company paid the outstanding balance of $37,757 upon conclusion of its public offering in February 1996.


         In June 1996, in consideration for acquiring all of the outstanding capital stock of Pro.Net Communications, Inc. (aka DDN Canada), the Company issued 100,000 shares of the Company's Common Stock to shareholders of DDN Canada, including 28,500 shares to Peter Ciccone, the Company's Chief Operating Officer, and 28,500 shares to Stephen R. Willey, who was appointed a director of the Company in August, 1996 to fill the vacancy created by the resignation of Ronald P. Erickson, former chairman of the board of directors. Mr. Willey resigned as a director in September 1997.


         In June 1996, in consideration for acquiring all of the outstanding capital stock of Cyber America Corporation, the Company issued 23,750 shares of the Company's Common Stock to Simon D. Liebman and Joseph S. Rutkowski, and 2,500 shares of the Company's Common Stock to Richard S. Rutkowski, Cyber America's three principal shareholders. Richard F. Rutkowski, who at the time of the transaction was the Company's treasurer and a director, is the brother of Joseph S. Rutkowski and son of Richard S. Rutkowski.

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


                             DIGITAL DATA NETWORKS, INC.
                             (Registrant)


                             By:    /s/  Donald B. Scott, Jr.
                                    Donald B. Scott, Jr., Chairman of the Board
                                    and President


                                    Date: December 18, 1998