Form 10KSB
period 1998-12-31
DIGITAL DATA NETWORKS INC
filed 1999-03-25
CIK 949371

DIGITAL DATA NETWORKS, INC.

                          NOTES TO FINANCIAL STATEMENTS
4

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended December 31, 1998.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year were $574,000.

The aggregate market value of the voting stock held by non-affiliates of the issuer on January 31, 1999 was approximately $1,007,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 1999, 2,314,597 shares of Common Stock and 1,840,000 Common Stock Purchase Warrants were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

                                     PART I

Item 1.     Business.

Company Background

         Digital Data Networks, Inc. (the "Registrant", the "Company" or "DDN"), was incorporated as Transit Information Systems, Inc. under the laws of the State of Washington on October 17, 1988. The present name was adopted in July, 1995. The Company also operates as The Transit Network under an assumed name certificate. The Company's offices are currently located at 3102 Maple Avenue, Suite 230, Dallas, Texas 75201, and its telephone number is (214) 969-7200.

         In February 1996, the Company completed the sale of 1,322,500 shares of Common Stock and 1,840,000 Common Stock Purchase Warrants through its initial public offering (the "Public Offering"), and received net cash proceeds of approximately $5.8 million. The Company's Common Stock and Common Stock Purchase Warrants are listed on the OTC Electronic Bulletin Board under the trading symbols "DIDA" and DIDAW", respectively.

General

         Through its Transit Network division, DDN markets and operates a digital information network from which it generates advertising revenue.

History

         The Transit Network's digital information network is a network of computerized electronic displays that delivers information, both text and graphics, to riders on-board public transit vehicles, utilizing an FM subcarrier signal to transmit the data. The Transit Network currently operates its digital information network on the 768-bus fleet of the Dallas Area Rapid Transit ("DART") system, which began operations in 1991. The Company had been operating its digital information network on approximately 60 buses of the Rhode Island Public Transportation Authority ("RIPTA") system since 1988, but in December 1997, the Company canceled its contract with RIPTA and ceased operating in Providence, Rhode Island. The Company helped fund the development of an automated audio/visual announcement system and had begun marketing this system, but due to uncertainty surrounding its manufacturer, as well as the emergence of an increasing number of competitors with manufacturing and financial resources far greater than those of the Company, in December 1997, the Company discontinued the marketing of this system.

         In September 1998, DDN's Canadian subsidiary sold its entire operations, which had comprised the Company's Internet services business segment.

Strategy

         The Company's strategy is to market its digital information network to additional transit authorities across the United States and Canada. This strategy consists of the following key element:

              Continued availability of funds for transit authorities. Funding for wireless communications systems, such as The Transit Network's digital information network, typically originates from federal programs that pay for approximately 80% of the total cost, with the remaining difference funded by the local transit authority. The amount of federal dollars available to transit authorities has been shrinking the past few years, but the Company believes that if funding remains near current levels, or is reduced only slightly in the future, enough federal funding will exist for some transit authorities to purchase these types of systems. The Company's strategy is to assist interested transit authorities in applying for these funds which are available under certain federal grant programs.

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

         Dallas Area Rapid Transit

         The Transit Network's Dallas operation serves as a prototype for operations in a large transit market. Dallas ranks approximately 13th in the United States bus transit market, with approximately 770 vehicles. The Company entered into a contract with DART on October 16, 1990, which granted the Company exclusive rights to install and operate its digital information network on-board DART's buses for a period of five years. Installation of the DART system was completed in August 1993. The Company and DART entered into a new contract effective October 16, 1995 for an additional three years. In November 1997, the Company and DART modified their contract, whereby the Company was granted the approval to install its electronic information system on DART's forty (40) light rail vehicles, subject to the successful completion of a 30-day test which was concluded in March 1998. Installation of these 40 light rail vehicles was completed in July 1998. Simultaneously, the contract was extended through October 2001. Under the existing contract, the Company pays DART 4% of its gross advertising receipts. In addition, DART has reserved a permanent position on the digital information network program for its exclusive use, as well as limited access to advertising space for its own printed material. The Company must reserve up to 30% of available space on interior advertising panels and one message block on the digital information network during each cycle of messages for DART'S use and public service announcements. Advertising revenues from the interior advertising panels account for less than five percent of total advertising revenues and the reservation of advertising space to DART does not materially affect the Company's total advertising revenues. Maintenance of the digital information network is subcontracted to an independent party. Each bus is inspected monthly to ensure that the hardware is functioning properly and the program is accurately displayed. Defective hardware is returned to Sunrise Systems for repair or replacement.

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

Merger Agreement

In October 1998, the Company entered into a Merger Agreement with Internet Sports Network, Inc. ("ISN"), a sports entertainment and information company that offers interactive competitive sports leagues, pools and contests via the internet. Pursuant to terms of the Merger Agreement, ISN would merge (the "Merger") with and into DDN, such that following completion of the Merger, ISN shareholders would own approximately 86% of the merged entity and DDN shareholders would own approximately 14% of the merged entity. The Merger was subject to a number of certain conditions, including, among other thing, consummation of a private financing by ISN raising in excess of $1 million, and shareholder approval by both DDN and ISN shareholders. In connection with the proposed merger, the Company acquired for $250,000 cash, in private placement transactions, 625,000 shares of ISN common stock and incurred approximately $69,000 of merger costs. In February 1999, as a result of ongoing discussions between DDN and ISN boards of directors, the parties agreed to terminate the merger agreement. As part of the termination agreement, among other things, the Company received approximately $335,000 cash and delivered shares of ISN common stock to ISN such that the Company retained ownership of 150,000 shares of ISN common stock. The excess of the fair value of consideration received over the recorded value of related assets will be recorded as investment income during 1999.

ACIS Acquisition

         In 1997, the Company entered into a letter of intent with Advanced Communication and Information Services, Inc. ("ACIS") whereby the Company would acquire all of the capital stock of ACIS through an exchange of stock. The Company advanced ACIS approximately $1,048,000 pursuant to secured promissory notes due June 1, 1997. The notes went into default and the Company filed a lawsuit against ACIS for repayment of these loans, as well as a cancellation fee. In April 1998, the Company received a judgment against ACIS in the principal amount of approximately $1.35 million, but has not received any payment from ACIS. The Company continues to pursue various collection actions. There can be no assurance that the Company will recover any, all or part of this judgment from ACIS. The entire amount of the receivable was reserved during 1997. See "Legal Proceedings."

Employees

         As of January 31, 1999, the Company had five employees, of which four were employed full-time, and one part-time.


Item 2.     Properties.

         The Company leases approximately 1,370 square feet in Dallas for approximately $1,900 per month pursuant to a 3-year lease which commenced December 1, 1996.


Item 3.     Legal Proceedings.

         In 1997, the Company entered into a letter of intent with Advanced Communication and Information Services ("ACIS") to acquire all of the issued and outstanding capital stock of ACIS in exchange for DDN common shares. Pursuant to the letter of intent, the Company forwarded ACIS $1,048,000 cash under terms of promissory notes for working capital pending completion of the acquisition. Subsequently, ACIS issued to the Company 1 million shares of ACIS common stock and withdrew from the letter of intent. ACIS defaulted on the repayment of amounts owed the Company and in 1997 the Company fully reserved the notes receivable. In April 1998, the Company received a judgment from the King County Superior Court in the State of Washington against ACIS, ordering ACIS to pay the Company the amount of the loan, plus interest, plus a $300,000 cancellation fee. The Company continues to pursue various collection actions, including, but not limited to, additional litigation and acquisition of debtor assets and/or businesses. There can be no assurance that the Company will be successful in recovering any, all or part of this judgment.

         The Company has been advised that an action in damages for breach of settlement agreement may be commenced against the Company in connection with the April 1998 settlement agreement with the former shareholder of hip Communications. As part of that settlement agreement, the Company was required to transfer the "hip.com" domain name to the former shareholder. The Company has not transferred the domain name and no longer has registration rights to such domain name. The Company is attempting to contact the party which has such registration rights. Counsel for the former shareholder has advised the Company that if the Company is unable to cause the domain name to be transferred, their only remedy will be an action in damages for breach of settlement agreement. As no amounts were named and since no action has yet been taken, the Company is unable to determine the consequences, monetary or otherwise, which might result from the outcome of this uncertainty.

         In January 1999, the Company was named as one of approximately 150 defendants in a lawsuit brought before the United States Bankruptcy Court for the Northern District of Texas Dallas Division by the Chapter 7 Trustee for the estate of Dally Advertising, Inc. ("Dally"). Through this action, the Trustee seeks to avoid as preferences and to recover certain payments made by Dally within 90 days of the January 1997 filing of its bankruptcy petition. Dally was one of the Dallas Transit Network customers. The Complaint to Recover seeks $28,656 of payments allegedly made to the Company. The Company has responded to the Court regarding this matter, among other things, denying the allegations of preferential transfer, asserting its own affirmative defenses, and requesting the Court to deny the relief requested by the Plaintiff. The Company is unable to determine the consequences, monetary or otherwise, which might result from the outcome of this uncertainty.

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of such legal matters will not have a material adverse impact on the Company's financial position, results of operations or cash flows.


Item 4.     Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the fourth quarter of 1998.



                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters.

         (a) The Company's Common Stock (symbol "DIDA") and Warrants (symbol "DIDAW") traded on the NASDAQ SmallCap Market from February 1996 through May 1998. Since May 1998 the Company's Common Stock and Warrants have traded on the OTC Electronic Bulletin Board. The following table sets forth the high and low sales prices for the Company's Common Stock and Warrants through the first quarter of 1998, and thereafter the high and low closing prices.

                                   Common Stock                      Warrants
           Period               High          Low             High              Low
           ------               ----          ---             ----              ---
1997:
1st Quarter                  $  7.00     $   4.63         $   1.97         $   1.13
2nd Quarter                     6.50         2.25             1.50             0.44
3rd Quarter                     3.50         1.38             0.97             0.25
4th Quarter                     3.38         0.63             1.06             0.19
1998:
1st Quarter                     0.88         0.25             0.25             0.03
2nd Quarter                     2.81         0.41             0.78             0.03
3rd Quarter                     1.25         0.25             0.22             0.03
4th Quarter                     1.63         0.13             0.44             0.03

         The above prices represent inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.


         (b) As of February 22, 1999, the Company had approximately 130 shareholders of record and 19 warrantholders of record.

         (c) The Company has never paid cash dividends on its Common Stock, and currently intends to retain earnings, if any, for use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-KSB (the "Annual Report"). This Annual Report contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report should be read as being applicable to all related forward-looking statements wherever they appear in this Annual Report.

Overview

From inception in 1988 through 1992, the Company generated insignificant revenues, and as a result of costs associated with funding the development and initial implementation of the digital information network, the Company incurred significant cumulative net losses which were financed by issuances of debt and common stock. During 1988, the Company completed the installation of the Rhode Island Public Transit Authority ("RIPTA") test market. In 1990, the Company was awarded a contract from Dallas Area Rapid Transit ("DART") to install an electronic advertising system on all DART buses. Installation commenced in 1991, but was not immediately completed, due to insufficient financial resources to purchase needed equipment and labor. During 1993, the Company raised approximately $670,000 from the sale of common stock. These funds were used to complete installation of the DART digital information network and to hire additional sales personnel and programmers, and the DART system began generating its advertising revenues.

The following year and a half was a transitional period for the Company, as it continued to operate the DART and RIPTA systems, negotiated the conversion of debt to equity, funded development of a new product, expanded its sales and operations departments in Dallas, and implemented changes to its senior management and Board of Directors.

During the years prior to the Company's 1996 public offering, the Company incurred significant financing, legal and other consulting expenses in connection with, among other things, extension of credit, modification of existing contract or agreement terms, debt exchanges, services provided, and the continued forbearance of its creditors, for which the Company issued shares of its common stock and options to acquire shares of its common stock. The estimated fair value of such securities issued was recorded as financing, legal and other consulting expense.

In February 1996, the Company closed its initial public offering and received net cash proceeds of approximately $5.8 million, after deducting for underwriter commissions and certain other offering related costs, from the issuance of approximately 1.3 million shares of common stock and 1.8 million common stock purchase warrants.

As a result of continuing cash flow losses, the Company closed its Cyber America and RIPTA operations in the third and fourth quarter of 1997, respectively. In September 1998, the Company sold all of its assets and interests in its internet services business. The accompanying statements of operations present the results of the internet services business segment operations as a one-line item net loss from discontinued operations for all periods presented. The following management's discussion has been prepared on the basis giving effect to this sale of the internet services business segment as discontinued operations consistent with the manner presented in the accompanying financial statements.

Results of Operations

         1997 Compared to 1996

The loss from continuing operations increased to approximately $2.25 million in 1997 as compared to $1.1 million in 1996. Revenues for the year ended December 31, 1997 increased $31,000 to $524,000 from $493,000 during the prior year. The increase is due to increased advertising volume from the Company's Transit Network in Dallas. Total expenses increased from $1.75 million to $2.8 million due primarily to the write-down of assets as the Company established a $1.05 million reserve for the full amount of a note receivable from a former acquisition target. The Company experienced modest decreases in 1997 over the prior year in direct operating costs, salaries and related, and financing, legal and other consulting expenses, which were offset by increases in marketing, general and administrative expenses. Other income decreased $110,000 due primarily to less investment income in 1997 resulting from lower balances of cash and investments in 1997 compared to the prior year.

The loss from discontinued operations decreased from $852,000 to $667,000. Revenue from discontinued operations increased in 1997 to $365,000 from $190,000 in 1996, due primarily to having a full year of operations in 1997. Total expenses were approximately the same, $1.04 million and $1.03 million in 1996 and 1997, respectively. Included in expenses in 1997, is $343,000 relating to expensing in full remaining goodwill relating to the internet services business segment. Product development expenses decreased approximately $225,000 in 1997 due to decreased levels of expenditures.


         1998 Compared to 1997

The loss from continuing operations decreased to $409,000 in 1998 as compared to $2.25 million in 1997. Revenues of $574,000 for the year ended December 31, 1998 increased from $524,000 during the prior year, due to increased advertising volume from the Company's Transit Division in Dallas. Increases from DART operations were offset by decreases of approximately $58,000 relating to operations closed in 1997. Total expenses decreased from approximately $1.76 million (excluding the $1.05 million provision for notes receivable) in 1997 to $972,000 in 1998, of which $340,000 of the decrease relates to operations closed in 1997. Direct operating costs, salaries and related expenses and marketing, general and administrative expenses decreased primarily due to elimination of costs for operations closed in 1997 as well as due to decreases in corporate salaries and certain other corporate-related costs in 1998 as compared to expenditure levels in 1997. Financing, legal and consulting expenses decreased in 1998, primarily the result of declining merger and acquisition related activity in 1998 than in the prior year. Other income (expense) decreased from $31,000 of income in 1997 to $11,000 of expense in 1998. The decrease is primarily due to having lower balances of cash and investments in 1998 as compared to the prior year, as well as due to having recorded in 1998 unrealized losses of approximately $37,000 relating to mark-to-market adjustments for other than temporary declines in market values of certain of the Company's investments in marketable equity securities.

Discontinued operations had net losses of $50,000 for the year ended December 31, 1998 as compared to losses of $667,000 in the prior year. The decrease in net loss is primarily attributable to the 1997 expensing of $343,000 of remaining goodwill relating to this business segment, and decreases in product development expenditures in 1998. As a result of the sale of discontinued operations in September 1998, the Company recorded a gain on disposition of $137,000 representing the excess of liabilities over the net book value of assets sold and disposition costs.

The Company recorded a valuation allowance for the full amount of deferred income taxes, which would otherwise be recorded for tax benefits relating to operating losses, as realization of such deferred tax assets cannot be determined to be more likely than not.

Financial Condition, Liquidity and Capital Resources

In 1997, the Company entered into a letter of intent with Advanced Communication and Information Services ("ACIS") to acquire all of the issued and outstanding capital stock of ACIS in exchange for DDN common shares. Pursuant to the letter of intent, the Company forwarded ACIS $1,048,000 cash under terms of promissory notes for working capital pending completion of the acquisition. Subsequently, ACIS issued to the Company 1 million shares of ACIS common stock and withdrew from the letter of intent. ACIS defaulted on the repayment of amounts owed the Company and in 1997 the Company fully reserved the notes receivable. In April 1998, the Company received a judgment from the King County Superior Court in the State of Washington against ACIS, ordering ACIS to pay the Company the amount of the loan, plus interest, plus a $300,000 cancellation fee. The Company continues to pursue various collection actions, including, but not limit to, additional litigation and acquisition of debtor assets and/or businesses. There can be no assurance that the Company will be successful in recovering any, all or part of this judgment.

The Company is subject to various legal proceeding and claims that arise in the ordinary course of business. Company management currently believes that resolution of such legal matters will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

Net cash used by operating activities for the years ended December 31, 1996 and 1997 were approximately $1.46 million and $870,000 respectively. Investing activities cash used increased approximately $1 million in 1997 due primarily to advances made to ACIS. In 1996 and 1997, cash used by operating activities were funded by the February 1996 public offering's net cash proceeds of approximately $5.8 million. Stockholders' equity decreased from approximately $3.1 million at December 31, 1996 to $490,000 at December 31, 1997, due primarily to the 1997 net loss of $2.9 million.

The Transit Network Division is currently installing the Company's information system on 150 new DART buses. DART has ordered an additional 300 state-of-the-art buses, and the Company will install its information system on these buses as they are added to DART's fleet. It is anticipated that the Company will fund the installations primarily from operations and, to a lesser extent, from existing cash and cash equivalents.

At December 31, 1998, the Company's principal current assets consisted of approximately $151,000 of cash and cash equivalents, $38,000 of net trade accounts receivable, and $27,000 of net notes receivable. The Company's total liabilities of approximately $442,000 consisted primarily of $50,000 in accounts payable and accrued payroll and related liabilities, unearned income of $68,000, other accrued liabilities of $152,000, and approximately $172,000 of long-term debt, including current portion.

The Company incurred net losses of approximately $1.97 million, $2.92 million and $322,000 during 1996, 1997 and 1998, respectively, and continues to experience losses from continuing operations and negative cash flows from operations. In May 1998, the Company was notified that the Company's securities were delisted from the Nasdaq SmallCap Market as a result of non-compliance with tangible net worth continued listing requirements. As noted in an explanatory paragraph in the Report of Independent Certified Public Accountants on the Company's consolidated financial statements, these conditions raise substantial doubt about the Company's ability to continue as a going concern.

In October 1998, the Company entered into a Merger Agreement with Internet Sports Network, Inc. ("ISN"), a sports entertainment and information company that offers interactive competitive sports leagues, pools and contests via the internet. Pursuant to terms of the Merger Agreement, ISN would merge (the "Merger") with and into DDN, such that following completion of the Merger, ISN shareholders would own approximately 86% of the merged entity and DDN shareholders would own approximately 14% of the merged entity. The Merger was subject to a number of certain conditions, including, among other thing, consummation of a private financing by ISN raising in excess of $1 million, and shareholder approval by both DDN and ISN shareholders. In connection with the proposed merger, the Company acquired for $250,000 cash, in private placement transactions, 625,000 shares of ISN common stock and incurred approximately $69,000 of merger costs. In February 1999, as a result of ongoing discussions between DDN and ISN boards of directors, the parties agreed to terminate the merger agreement. As part of the termination agreement, among other things, the Company received approximately $335,000 cash and delivered shares of ISN common stock to ISN such that the Company retained ownership of 150,000 shares of ISN common stock. The excess of the fair value of consideration received over the recorded value of related assets will be recorded as investment income during 1999.

The Company has taken actions to reduce negative cash flows, including disposing of portions of the business, such as the sale of the internet services segment and closing RIPTA operations, reducing general and administrative expenses, and minimizing capital expenditures. The Company has pursued merger possibilities and continues to do so. The ability of the Company to generate positive cash flows from operations and net income, is dependent on, among other things, market conditions, the recovery of recorded assets, cost control, and the Company's ability to raise capital under acceptable terms. While the Company has had some successes in certain of these endeavors in the past, there can be no assurance that its efforts will be successful in the future. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         Year 2000

The Year 2000 issue is the result of computer programs that were written using two digits rather than four to identify the applicable year. Any of the Company's computer equipment, software and devices with embedded technology that are time-sensitive may mistakenly identify a date field using "00" as the year 1900, rather than the year 2000. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. If such failures occur, the Company's results of operations, liquidity, and financial condition could be materially and adversely affected and the Company may be required to incur unanticipated expenses. Additionally, if any of the Company's material suppliers are not Year 2000 compliant, it is possible that a system failure or miscalculations causing disruption in the Company operations could result.

Year 2000 related matters which could have a material effect on the Company's ability to continue its normal business practices through the change of the century include internal business systems, telecommunications, power, and the compliance and readiness of the Company's service providers and customers. During the assessment and planning stage of the review process, no information was revealed which indicate that the magnitude of the Company's Year 2000 problem is material.

In addition to its own compliance efforts, the Company is conducting an assessment of the third parties with whom it has material relationships to determine if they are Year 2000 compliant. The Company has contacted significant service providers, specifically the Transit Network's software provider and DART. To date, the Company has not received sufficient responses to make a definitive statement; however, the responses received indicate that these suppliers are addressing their Year 2000 issues.

The Company has not incurred any incremental costs in connection with Year 2000 related matters. Based on current information, management believes that modifications necessary to operate and effectively manage the Company will be performed by the year 2000 and that related costs will not have a material impact on the Company's results of operations, cash flows or financial condition of future periods.

         Effect of Recently Issued Accounting Standards

As described in Note 1 to the Company's consolidated financial statements, there are recent accounting pronouncements having relative applicability to the Company. It is presently anticipated that adoption of these accounting pronouncements will not have a material impact on the Company's financial position, results of operations or cash flows.

Item 7.     Financial Statements.
                                                                     Page
                                                                     ----
         Index to Financial Statements:                              F-1

         Report of Independent Certified Public Accountants          F-2

         Consolidated Balance Sheets                                 F-3

         Consolidated Statements of Operations                       F-4

         Consolidated Statement of Stockholders' Equity              F-5

         Consolidated Statements of Cash Flows                       F-6

         Notes to Consolidated Financial Statements                  F-7 to F-17

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act.

                        DIRECTORS AND EXECUTIVE OFFICERS

         Information regarding the executive officers and directors of the Company as of December 31, 1998 is as follows:

Name                          Age         Position with the Company
----                          ---         -------------------------
Donald B. Scott, Jr.          43          President and Chairman of the Board

James F. Biagi, Jr.           42          Secretary and Director

Robert F. Hussey              49          Director

Jerry L. Smith                58          Director   [Resigned January 27, 1999]

Richard J. Boeglin            41          Vice President, Finance and Operations
                                          Chief Financial Officer

Susan E. Hassel               52          Vice President, Sales

----------------

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

         Jerry L. Smith, until his resignation on January 27, 1999, served as a director of the Company since November 1997. Since 1985, Mr. Smith has been the president of Gateway Group, Inc., a merger, acquisition and investment banking firm specializing in the sale of manufacturing, distribution and service companies.

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

Item 10.          Executive Compensation.

The following table sets forth certain information regarding cash and non-cash compensation paid by the Company during each of the Company's last three fiscal years to the Company's Chief Executive Officer and the other most highly compensated executive officer of the Company whose annual compensation exceeded $100,000 during the fiscal year ended December 31, 1998 (the "Named Persons").

                                                      Annual Compensation          Long-Term Compensation
                                                                                            Awards
Name and                                                                                 Securities
Principal Position                      Year             Salary         Bonus        Underlying Options
------------------                      ----             ------         -----        ------------------
Donald B. Scott, Chairman               1998           $ 38,000       $   -0-                -0-
  of the Board and President            1997            150,500           -0-                -0-
                                        1996            144,000        74,872               60,000


Susan E. Hassel, V.P. Sales             1998           $121,929       $   -0-                -0-
                                        1997            115,641           -0-                -0-
                                        1996            129,637           -0-               15,000

----------------


No options were granted to the Named Persons during the fiscal year ended December 31, 1998.

No options were exercised by the Named Persons during the fiscal year ended December 31, 1998. The following table sets forth information with respect to the value of unexercised options held by the Named Persons at December 31, 1998.



                                               Number of
                                              Securities           Value of
                                              Underlying          Unexercised
                                              Unexercised        In-the-Money
                                              Options at            Options
                                                Fiscal        At Fiscal Year-End
                Name                         Year-End (1)             (1)
                                                      ---             ---

Donald B. Scott, President                      156,408            $  19,551
Susan E. Hassel, V.P. Sales                      26,738            $   3,342


 (1) All options were exercisable on December 31, 1998. The value of unexercised options is based on the market value of the Company's Common Stock on December 31, 1998, of $.375 per share.

                            COMPENSATION OF DIRECTORS

         No director received cash compensation for serving as a director in 1998. In March 1998, Messrs. Hussey, Biagi and Smith received options to purchase 10,000 shares of Common Stock, with an exercise price of $.25 per share, in connection with services provided in 1998.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of December 31, 1998, by
(i) each person or entity who beneficially owns 5% or more of the Common Stock,
(ii) each director, (iii) the Named Persons, and (iv) all officers and directors of the Company as a group. Unless otherwise noted, the persons and entities named below have sole voting and investment power with respect to such shares.

Name of                                 Total Beneficial Ownership          Percent of Class Beneficially
Beneficial Owner                            (including options)             Owned as of December 31, 1998
----------------                            -------------------             -----------------------------
Donald B. Scott, Jr., Chairman of
   the Board and President                       168,001 (1)                                 5.6%
James F. Biagi, Jr., Secretary and Director       89,133 (2)                                 3.0%
Robert F. Hussey, Director                       110,000 (3)                                 3.6%
Jerry L. Smith, Director                         110,000 (4)                                 3.6%
Susan E. Hassel, V.P. Sales                       27,857 (5)                                  .9%
All Executive Officers and Directors             559,526 (6)                                18.6%
  as a group (6 persons)

-----------------------
         (1) Includes options to purchase 156,408 shares, and 750 Common Stock Purchase Warrants exercisable within 60 days.
         (2) Includes options to purchase 89,133 shares exercisable within 60 days.
         (3) Includes options to purchase 110,000 shares exercisable within 60 days.
         (4) Includes options to purchase 110,000 shares exercisable within 60 days.
         (5) Includes options to purchase 26,738 shares exercisable within 60 days.
         (6) Includes options to purchase 545,886 shares exercisable within 60 days.

Item 12. Certain Relationships and Related Transactions.

         In June 1996, in consideration for acquiring all of the outstanding capital stock of Pro.Net Communications, Inc. ("ProNet"), the Company issued 100,000 shares of the Company's Common Stock to shareholders of ProNet, including 28,500 shares to Peter Ciccone, who became the Company's Chief Operating Officer, and 28,500 shares to Stephen R. Willey, who was appointed a director of the Company in August 1996 and resigned in September 1997. Pursuant to a September 1998 Asset Purchase Agreement, the Company's wholly-owned subsidiary, DDN Canada, sold all of its assets and interests in its internet services business to ProNet Communications, Inc. ("ProNet"), the principals of which include Messrs. Ciccone and Willey (the "Principals"). ProNet assumed DDN Canada liabilities relating to the internet business and released the Company from, among other things, amounts owed by DDN to the Principals, which approximated $100,000, and received $20,000 cash from the Company.

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

          (b) On October 5, 1998, the Company filed a Form 8-K with the Commission to report the disposition of the assets of its Canadian operations. On October 9, 1998, the Company filed a Form 8-K to report that it had entered into a definitive Agreement and Plan of Merger with Internet Sports Network, Inc. On February 8, 1999, the Company filed a Form 8-K to report that it had entered into a Settlement Agreement with Internet Sports Network, Inc. terminating the Agreement and Plan of Merger dated October 7, 1998 between the parties.

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


                                   Date: March 25, 1999


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                  Capacity                            Date
----------                                  --------                            ----
/s/  Donald B. Scott                        Chairman of the Board,              March 25, 1999
--------------------------------            President, Director,
Donald B. Scott                             (Principal Executive Officer)


/s/  James F. Biagi, Jr.                    Secretary and Director              March 25, 1999
--------------------------------
James F. Biagi, Jr.


/s/  Robert  F. Hussey                      Director                            March 25, 1999
--------------------------------
Robert F. Hussey


/s/  Richard J. Boeglin                     Vice President, Finance and         March 25, 1999
--------------------------------            Operations (Principal Financial
Richard J. Boeglin                          and Accounting Officer)

                           DIGITAL DATA NETWORKS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS


                                      INDEX

                                                                           Page

Report of Independent Certified Public Accountants                          F-2

Consolidated Balance Sheets                                                 F-3

Consolidated Statements of Operations                                       F-4

Consolidated Statement of Stockholders' Equity                              F-5

Consolidated Statements of Cash Flows                                       F-6

Notes to Financial Statements                                        F-7 to F-17

               Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders of Digital Data Networks, Inc.


         We have audited the accompanying consolidated balance sheets of Digital Data Networks, Inc. and its subsidiaries ("the Company"), as of December 31, 1997 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years ended December 31, 1996, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Digital Data Networks, Inc. and its subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years ended December 31, 1996, 1997 and 1998 in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations and has experienced negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



BDO Seidman, LLP
Seattle, Washington



March 10, 1999

                           DIGITAL DATA NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                         December 31,
                                                                                --------------------------
                                                                                    1997              1998
                                                                                    ----              ----
Current assets
  Cash and cash equivalents                                                   $      540        $      151
  Trade accounts receivable, net of allowances
     for doubtful accounts of $33 and $7                                              58                38
  Prepaid expenses and other current assets                                           50                19
  Due from officer, net of reserves (Note 9)                                          42                 -
  Notes receivable, net of reserves of $1,048 and $1,053 (Note 12)                   320                27
                                                                             -----------      ------------
     Total current assets                                                          1,010               235
Equipment, net (Notes 5 and 6)                                                       147               102
Investments in equity securities (Note 12)                                            53               264
Other assets (Note 12)                                                                20                71
                                                                            ------------       -----------

Total assets                                                                   $   1,230         $     672
                                                                               =========         =========

Current liabilities
  Accounts payable                                                            $      117        $       36
  Accrued payroll and related                                                         44                14
  Current portion of long-term debt                                                   21                13
  Unearned income                                                                     89                68
  Other accrued liabilities                                                          191               152
                                                                              ----------        ----------
     Total current liabilities                                                       462               283

Long-term obligations
  Long-term debt and accrued interest, less current portion (Note 6)                 164               159
  Due to shareholders (Notes 4 and 9)                                                114                 -
                                                                              ----------     -------------
     Total liabilities                                                               740               442
                                                                              ----------        ----------

Commitments and contingencies (Notes 2, 8, 11, and 12)

Stockholders' equity
  Preferred stock, no par value, 1,000,000 shares authorized,
     no shares issued or outstanding                                                   -                 -
  Common stock, no par value, 10,000,000 shares authorized,
    2,339,597 and 2,314,597 shares issued and outstanding                         13,399            13,473
  Treasury stock, at cost, 30,000 shares                                               -                (7)
  Accumulated deficit                                                            (12,914)          (13,236)
  Cumulative foreign currency translation adjustment                                   5                 -
                                                                           -------------       -----------

     Total stockholders' equity                                                      490               230
                                                                             -----------       -----------

     Total liabilities and stockholders' equity                                $   1,230        $      672
                                                                               =========        ==========







           See accompanying notes to consolidated financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in Thousands, Except Per Share Data)
               (Reclassified for Discontinued Operations - Note 4)


                    Year Ended December 31,

                                                                        1996             1997             1998
                                                                        ----             ----             ----

Revenues                                                         $         493   $          524    $         574
                                                                 -------------   --------------    -------------

Expenses:
   Direct operating costs                                                  460              449              203
   Salaries and related                                                    711              623              373
   Marketing, general and administrative                                   383              541              318
   Financing, legal and other consulting                                   194              149               78
   Provision for ACIS notes receivable (Note 12)                             -            1,048                -
                                                                 -------------   --------------    -------------

      Total expenses                                                     1,748            2,810              972
                                                                 -------------   --------------    -------------

Other income (expense):
   Interest expense                                                        (51)            (104)              (7)
   Investment income (loss)                                                192              135              (4)
                                                                 -------------   --------------    -------------
      Total other income, net                                              141               31             (11)
                                                                 -------------   --------------    -------------

Loss from continuing operations                                         (1,114)          (2,255)            (409)

Loss from discontinued operations (Note 4)                                (852)            (667)             (50)

Gain on disposition of discontinued operations (Note 4)                      -                -              137
                                                                 -------------   --------------    -------------

Net loss                                                            $   (1,966)      $   (2,922)      $     (322)
                                                                   ===========      ===========      ===========

Loss from continuing operations per share                           $    (0.56)     $     (0.97)      $    (0.18)

Gain (loss) from discontinued operations per share                       (0.42)           (0.28)            0.04
                                                                 -------------   --------------    -------------

Net loss per share                                                  $    (0.98)     $     (1.25)      $    (0.14)
                                                                  ============     ============      ===========

Weighted average shares outstanding                                      1,997            2,335            2,305
                                                                  ============     ============      ===========












           See accompanying notes to consolidated financial statements

                           DIGITAL DATA NETWORKS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in Thousands)

                                                                                                Cumulative
                                                                                                 Foreign
                                                                                                 Currency
                                      Common Stock               Treasury Stock Accumulated     Translation
                                 Shares      Amount       Shares      Amount       Deficit      Adjustment       Total
                                 ------      ------       ------      ------       -------     ------------       -----
Balance, January 1, 1996            705  $     6,359           -     $      -    $   (8,026)   $          -    $ (1,667)

Shares issued for cash            1,322        6,612           -            -             -               -       6,612
Warrants issued for cash              -          276           -            -             -               -         276
Stock offering costs                  -       (1,066)          -            -             -               -      (1,066)
Shared issued in connection
with
   acquisition of:
   Pro.Net Communications,          100          325           -            -             -               -         325
Inc.
   Cyber America Corporation         50          163           -            -             -               -         163
   hip Communications, Inc.          30           98           -            -             -               -          98
Shares issued upon debt              31          124           -            -             -               -         124
exchange
Shares issued for other than         59          170           -            -             -               -         170
cash
Warrants issued for other             -           38           -            -             -               -          38
than cash
Net loss                              -            -           -            -        (1,966)              -      (1,966)
                                 ------       ------      ------       ------       -------    ------------       -----

Balance, December 31, 1996        2,297       13,099           -            -        (9,992)              -       3,107

Shares issued upon debt              37          161           -            -             -               -         161
exchange
Shares issued for other than          5           27           -            -             -               -          27
cash
Options issued to other
than employees (Note 8)               -          112           -            -             -               -         112
Foreign currency translation          -            -           -            -             -               5           5
Net loss                              -            -           -            -        (2,922)              -      (2,922)
                                 ------       ------      ------       ------       -------    ------------       -----

Balance, December 31, 1997        2,339       13,399           -            -      (12,914)               5         490

Variable stock option plan
   compensation (Note 8)              -           80           -            -             -               -          80
Acquisition of Treasury stock
   (Note 12)                          -            -          30           (7)            -               -          (7)
Cancellation of shares (Note 8)     (25)          (6)          -            -             -               -          (6)
Foreign currency translation          -            -           -            -             -              (5)         (5)
Net loss                              -            -           -            -          (322)              -        (322)
                                 ------       ------      ------       ------       -------    ------------       -----

Balance, December 31, 1998        2,314   $   13,473          30      $    (7)    $ (13,236)  $           -    $    230
                                 ======       ======      ======       ======       =======    ============






           See accompanying notes to consolidated financial statements
                                      F-5

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                             Year Ended December 31,
                                                                                --------------------------------------
                                                                                    1996          1997            1998
                                                                                    ----          ----            ----
Cash flows from operating activities
Net Loss                                                                        $ (1,966)     $ (2,922)      $    (322)
   Adjustments to reconcile net loss to net cash
     used by operating activities, exclusive of the
     effects of business acquisitions
       Depreciation and amortization                                                 427           317             140
       Write-off of goodwill                                                           -           343               -
       Provision for doubtful notes and other receivables                              -         1,048              60
       Compensatory option expense                                                     -           112              80
       Gain on disposition of discontinued operations                                  -             -            (137)
       Other non-cash operating expense                                              538             9              37
       Decrease (increase) in prepaid expenses and other current assets             (137)          122              31
       Increase (decrease) in accounts payable and accrued liabilities              (252)          (45)           (120)
       Other                                                                         (66)          146              23
                                                                             ------------  ------------     ----------
Net cash used by operating activities                                             (1,456)         (870)           (208)
                                                                             ------------  ------------     ----------

Cash flows from investing activities
   Purchases of equipment                                                            (15)          (73)           (131)
   Purchases of notes receivable and other investments                              (325)           (6)              -
   Advances to / investments in acquisition targets                                    -        (1,048)           (250)
   Payments of merger costs                                                            -             -             (69)
   Receipt of payments on notes receivable                                             -            10             290
   Cash acquired upon acquisition of businesses                                       99             -
                                                                             ------------  ------------     ----------
Net cash used by investing activities                                               (241)       (1,117)           (160)
                                                                             ------------  ------------     ----------

Cash flows from financing activities
   Proceeds from issuance of common stock, net of stock issue costs                5,822             -               -
   Repayment of expanded license commitment                                         (225)          (78)              -
   Repayment of notes payable                                                     (1,047)          (71)              -
   Debt principal payments                                                             -          (189)            (21)
                                                                             ------------  ------------     ----------
                                                                                       -
Net cash provided (used) by financing activities                                   4,550          (338)            (21)
                                                                             ------------  ------------     ----------

Net increase (decrease) in cash and cash equivalents                               2,853        (2,325)           (389)

Cash and cash equivalents
   Beginning of Year                                                                  12         2,865             540
                                                                             ------------  ------------     ----------
   End of Year                                                                 $   2,865   $       540       $     151
                                                                              ==========   ===========     ===========

Supplemental disclosures of non-cash investing and financing activities
   Exchange of debt for equity                                               $       124   $       161       $       -
   Common stock and warrants issued for other than cash                      $       208   $        27       $       -
   Common stock issued in business acquisitions                              $       586   $         -       $       -
   Debt assumed by Purchaser upon sale of ProNet                             $         -   $         -       $     100


           See accompanying notes to consolidated financial statements
                                      F-6

                           DIGITAL DATA NETWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 1  Description of Business and Summary of Significant Accounting Policies

Digital Data Networks, Inc. ("the Company" or "DDN"), a wireless, passenger communication and advertising company, is principally engaged in development, design, installation and operation of the "digital information network", a network of computerized electronics message displays that deliver current news, information and advertising to riders on-board public transit vehicles. The digital information network consists of a series of electronic information displays utilizing digital radio transmission technology. The Company, incorporated in 1988, has a digital information network in operation in Dallas, Texas. In July 1995, the Company changed its name from Transit Information Systems, Inc. to Digital Data Networks, Inc.

As a result of 1996 acquisitions, the Company was also engaged in operating and developing internet-related businesses. The Company's Canadian subsidiary, DDN Canada, provided a range of internet offerings to business customers, including connectivity services, intranet services, development of on-line working programs, and web page design and development. As described in Note 4, in September 1998, the Company disposed of its internet-related businesses. The accompanying 1996 and 1997 statements of operations have been reclassified from those included in the Company's December 31, 1997 Annual Report on Form 10-KSB to present net operating results from discontinued operations as a separate line-item and, accordingly, amounts relating to this business segment were removed from amounts originally reported as revenues and expenses. There is no change in previously reported net loss as a result of these reclassifications.

Principles of Consolidation - The consolidated financial statements of DDN include the accounts of its subsidiaries from the date of their acquisition after the elimination of intercompany balances and transactions.

Reclassifications - Certain amounts in prior period financial statements have been reclassified to conform with current period classifications.

Cash and Cash Equivalents - For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Equipment - Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which typically range from three to seven years.

Intangible Assets - Intangible assets include the cost of an expanded software license, now fully amortized, and goodwill. Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at their dates of acquisition and was being amortized over 60 months. Cost and accumulated amortization of fully amortized intangible assets are removed from the accounts.

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

Investments in Marketable Equity Securities - The Company's investments in marketable equity securities are stated at estimated market value. Unrealized losses of approximately $37,000 relating to mark-to-market adjustments for other than temporary declines in market value are included in investment income (loss) for 1998 in the accompanying statements of operations.

Income Taxes - The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred income taxes to provide for temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred taxes are

Note 1 Description of Business and Summary of Significant Accounting Policies (continued)

measured using enacted tax rates expected to be in effect in the years in which the temporary differences are expected to reverse.

Fair Value of Financial Instruments - The carrying amount reported in the balance sheet for cash and cash equivalents, trade accounts receivable, notes receivable, other current assets, accounts payable and other accrued expenses approximate fair value because of their immediate or short-term nature. The carrying amount reported in the balance sheet for investments in equity securities approximates fair value because they are stated at estimated market value based upon recent transactions in such securities. The fair value of long-term debt approximates its carrying value because the stated rates of the debt either reflect recent market conditions or are variable in nature.

Revenue Recognition - The Company records revenue over the contractual period which services are provided. To the extent payment is received in advance of the contractual period expiration, such prepaid amounts are recorded as unearned income until services are provided.

Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and to furnish the proforma disclosures required under SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. If stock options are repriced, the effects of changes in the stock price are recognized as compensation expenses in accordance with accounting for variable stock option plans.

Net Loss Per Share - Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("EPS", "SFAS No. 128") requires presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997. Adoption of SFAS No. 128 had no effect on the Company's financial statements. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As the Company's stock options and warrants for approximately 2,554,000 shares of Company common stock at December 31, 1998, are antidilutive for all periods presented, only basic EPS is presented. These securities could potentially dilute future EPS calculations.

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

New Accounting Pronouncements - New accounting pronouncements having relative applicability to the Company include SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 requires that an enterprise present in the same prominence as other financial statements a Comprehensive Income Statement. Comprehensive income for the Company consists of net loss adjusted for any changes in certain shareholders' equity accounts, including the cumulative translation adjustment. SFAS No. 131 establishes reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements did not impact the Company's financial position, results of operations or cash flows and any effect was limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997.

Note 1 Description of Business and Summary of Significant Accounting Policies (continued)

The only items included in comprehensive income or loss other than the Company's net loss relates to $5,000 of foreign currency translation adjustments, which for the years ended December 31, 1997 and 1998 is other comprehensive income, and other comprehensive loss, respectively. The Company has disposed of its foreign operations and the foreign currency translation adjustment has reversed and been eliminated. As there are otherwise no items other than net income or loss that comprise other comprehensive income, separate statements of comprehensive income have not been presented.

In March and April of 1998, the Accounting Standards Executive Committee of the American Institute of CPAs, issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") and Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). Adoption of these standards will not have a material impact on the Company's financial position, results of operations, or cash flows. The standards are effective for transactions entered into in fiscal years beginning after December 15, 1998.

Note 2  Financial Condition, Liquidity and Going Concern

The Company incurred net losses of $1,966,000, $2,922,000 and $322,000 for the years ended December 31, 1996, 1997 and 1998, and continues to experience losses from continuing operations and negative cash flows from operations. In May 1998, the Company was notified that the Company's securities were delisted from the Nasdaq SmallCap Market as a result of non-compliance with tangible net worth continued listing requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has taken actions to reduce negative cash flows, including disposing of portions of the business, such as the sale of the internet services segment and closing RIPTA operations, reducing general and administrative expenses, and minimizing capital expenditures. The Company has pursued merger possibilities and continues to do so. The ability of the Company to generate positive cash flows from operations and net income, is dependent, among other things, on market conditions, the recovery of recorded assets, cost control, and the Company's ability to raise capital under acceptable terms. While the Company has had some successes in these endeavors in the past, there can be no assurance that its efforts will be successful in the future. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3  Business Acquisitions

In June 1996, the Company acquired all of the outstanding common stock of Pro.Net for 100,000 shares of the Company's common stock valued at approximately $325,000. Shares of Company common stock issued were subject to a two year resale restriction, and were recorded at their estimated fair value determined on the basis of discounting (for, among other things, resale restrictions) the market price of Company common stock. The total purchase price, including assumed liabilities at their estimated fair values (which approximated book value), was allocated to assets acquired based on estimates of fair value. Assets acquired included tangible assets (which fair values are estimated to approximate book value) and identifiable intangible assets, being primarily a customer subscription base. The excess of purchase price over fair value of assets acquired was allocated to non-current tangible and identifiable intangible assets based upon their relative estimated fair values. Intangible assets recorded in purchase accounting approximated $325,000 and was being amortized over five years.

In June 1996, the Company acquired all of the outstanding common stock of Cyber America for 50,000 shares of the Company's common stock valued at approximately $163,000. Shares of Company common stock issued were subject to a two year resale restriction, and were recorded at their estimated fair value determined on the basis of discounting (for, among other things, resale restrictions) the market price of Company common stock. The total purchase price, including assumed liabilities at their estimated fair values (which approximate book value), was allocated to assets acquired based on estimates of fair value. Assets acquired include tangible assets (which fair values are estimated to approximate book value) and identifiable intangible assets being primarily products in development. The estimated value of products in development which are not deemed to have attained technological feasibility, as defined by generally accepted accounting principles, was capitalized in purchase accounting in the amount of approximately $183,000 and immediately expensed as product development cost subsequent to recording the business combination. In September 1997 the Company closed the operations of Cyber America as it was unable to reach profitability.

In September 1996, the Company acquired all of the outstanding common stock of hip for 30,000 shares of the Company's common stock valued at approximately $98,000. Shares of Company common stock issued were subject to a two year resale restriction, and were recorded at their estimated fair value determined on the basis of discounting (for, among other things, resale restrictions) the market price of Company common stock. The total purchase price, including assumed liabilities at their estimated fair values (which approximate book value), was allocated to assets acquired based on estimates of fair value. Assets acquired included tangible assets (which fair values are estimated to approximate book value) and identifiable intangible assets, a customer base, and unidentifiable intangible assets. Intangible assets recorded in purchase accounting approximated $109,000 and was amortized over estimated productive lives, which are not in excess of two years.

Upon review of the Company's undiscounted cash flow estimates, management determined that the net carrying value of goodwill for both Pro.Net and hip at December 31, 1997 of $343,000 was not recoverable through operations and charged the entire remaining unamortized balance to expense.

On the basis as if the business acquisitions of Pro.Net, Cyber America and hip had occurred at the beginning of the year, unaudited pro forma net loss and net loss per share for 1996 would have approximated $1.95 million and $(0.94). The pro forma information is based on historical information and is not necessarily indicative of results of operations that would have occurred had the acquisitions occurred on January 1, 1996, nor is it necessarily indicative of future results of operations of the combined companies. The pro forma financial information does not include non-recurring expenses of approximately $183,000 recorded in 1996 immediately subsequent to recording the Cyber America business combination relating to the estimated fair value of intangible assets acquired associated with products in development which were not determined to have attained technological feasibility.

Note 4  Disposition of Internet Services Segment

Pursuant to a September 1998 Asset Purchase Agreement, the Company's wholly-owned subsidiary, DDN Canada, sold all of its assets and interests in its internet services business to ProNet Communications, Inc. ("ProNet"), the principals of which include DDN's former Chief Operating Officer and a former DDN Director, both of whom are DDN shareholders (the "Principals"). ProNet assumed DDN Canada liabilities relating to the internet business and released the Company from, among other things, amounts owed by DDN to the Principals, which approximated $100,000, and received $20,000 cash from the Company. The excess of liabilities over the net book value of assets sold and disposition costs is reported as gain on disposition of discontinued operations. The accompanying statements of operations present the results of the internet services segment operations as a one-line item net loss from discontinued operations for all periods presented. The loss from discontinued operations for the year ended December 31, 1997 includes $343,000 of expense relating to the write-off of goodwill.

Note 5  Equipment

Equipment consists of the following (in thousands):
                                                                 December 31,
                                                           ---------------------
                                                              1997         1998
                                                              ----         ----
Equipment installed in public transit vehicles          $    1,440  $     1,473
Office equipment and other                                     250           72
                                                        ----------  -----------
                                                             1,690        1,545
Accumulated depreciation                                    (1,543)      (1,443)
                                                        ----------  -----------
Equipment, net                                          $      147  $       102
                                                        ==========  ===========

Note 6  Note Payable and Long-Term Debt

Long-term debt consists of the following (in thousands):

                                                             December 31,
                                                       -----------------------
                                                       1997               1998
                                                       ----               ----
5% promissory note due a company, due in full
   on October 2001, including accrued interest of
   $7 and $15, secured by equipment installed
   in public transit vehicles                       $   151            $   159

8.5% note due a bank, payable monthly
   including interest, due July 1999, secured by
   equipment and certificates of
   deposit                                               34                 13
                                                    -------            -------

Total                                                   185                172
Less current portion                                     21                 13
                                                    -------            -------

Long-term debt and accrued interest,
  less current portion                               $  164             $  159
                                                    =======            =======

Scheduled long term debt maturities at December 31, 1998 approximate $13,000 in 1999 and $159,000 in 2001.

Total cash paid for interest approximated $51,000, $173,000 and $2,000 during the years ended December 31, 1996, 1997 and 1998, respectively.

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

During the year ended December 31, 1997, the Company repaid approximately $54,000 of 5% convertible promissory notes and $195,000 of 8% promissory notes.

Note 7  Software License and Supply Agreement

Pursuant to terms of a 1993 agreement, as amended, the Company's Transit Network Division licenses substantially all of its computer software, which is an essential element of the digital information network, from Sunrise Systems, Inc. ("Sunrise Systems"), an electronics supplier and software development company. The license provides the Company with exclusive rights to such software in metropolitan areas of the United States and Canada with populations over 100,000 and nonexclusive rights elsewhere in the world. The software license was to terminate immediately if the Company had not completed a major financing, as defined, by December 1996 and paid Sunrise Systems $250,000 plus 8% of net financing proceeds over $5 million, up to a maximum total payment of $300,000, (the "Expanded License Payment"). In 1996, the Company paid Sunrise Systems $225,000 representing the Expanded License Payment amount then due as a result of the Company's receipt of its initial stock offering proceeds; the remaining $75,000, together with accrued interest was due and paid in 1997.

In January 1997, agreement terms were amended to include an equity conversion feature, allowing the principal and interest due to be converted to DDN common stock at a conversion price of $4.20 per share, the fair market value at the date of amendment. In January 1997, Sunrise Systems exercised its option and the outstanding balance of principal and interest of $78,524 was converted into 18,697 shares of DDN common stock.

Note 8  Common Stock and Stock Options

In February 1996, the Company closed its initial public stock and warrant offering and received net cash proceeds of approximately $5.8 million, after deduction for underwriters commissions and certain other offering related costs. The Company issued 1,322,500 shares of its common stock and 1,840,000 of its common stock purchase warrants. The warrants entitle the holder to purchase one share of the Company's common stock at an exercise price of $6 per share during the five years commencing upon issuance. The warrants are redeemable after one year, under certain circumstances. The Company utilized approximately $1.1 million of the proceeds to repay certain notes payable and related accrued interest.

The Company has granted to certain of its promissory note holders, stockholders, officers, directors, employees, suppliers, consultants and financial advisors non-qualified options and warrants to purchase shares of Company common stock. Options generally expire within 5 to 10 years of grant. During 1997, the Company granted a total of 200,000 options to purchase common shares to non-employee directors in exchange for services at an exercise price of $1.75 expiring in 2002, resulting in a $75,000 charge to expense for the period. During 1998, the Company granted to non-employee directors in exchange for services a total of 30,000 options to purchase common shares at an exercise price of $0.25 per share, expiring in 2003.

During the year ended December 31, 1997 the Company granted a total of 5,100 shares of common stock to two consultants, at various dates, in exchange for services rendered. The aggregate fair value at the date the shares were issued was $27,375, which amount was expensed in 1997.

During 1998, as a result of non-performance by what was to have been a service provider to the Company, the Company rescinded and canceled 25,000 shares of Company common stock which were issued in 1996 in exchange for services to be provided. The estimated fair value of stock canceled has been recorded as a decrease in common stock and expenses.

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

During 1996, in connection with an agreement pursuant to which the Company acquired certain financial consulting services, the Company issued options to acquire 40,000 shares of its common stock at an exercise price of $6.00 per share, exercisable for two years. The Company recorded the estimated fair value of such options as expense and an increase in common stock. Further, for a period of six to twelve months, the Company agreed to issue additional options (40,000 for each of specified share prices) contingent upon the average closing bid price per share of Company common stock attaining $7, $8, $9 and $10 for twenty out of thirty consecutive day time periods. During 1997, these contingent options were renegotiated and repriced, resulting in 50,000 options issued at an exercise price of $5.23 and 50,000 options issued at an exercise price of $5.94, all expiring in November 1998. The resulting charge to expense in 1997 was $37,000.

During September 1997 the Company repriced 216,423 of its options to purchase common shares from various exercise prices to $2.13, the fair market value at the date of repricing. During December 1997, the Company repriced 335,556 of its options to purchase common shares from various exercise prices to $1.75 per share, the fair market value at the date of repricing. During March 1998, the Company repriced 515,695 of its options held by current officers and directors from various exercise prices to $0.25 per share, the fair market value at the date of repricing. The effect of increases in the stock price at December 31, 1998 over the exercise price for repriced options of approximately $80,000, is recognized as expense for the year. The following tables represent exercise prices as adjusted for repricings.

The following summarizes stock option and warrant transactions during the three years ended December 31, 1997 (thousands of shares):

                                                                   Exercise Price       Weighted Average
                                                  Shares              Per Share           Exercise Price
                                               -----------         ----------------     ----------------
   Outstanding at January 1, 1996                      360          $0.09 to $19.68        $     5.00

   Granted                                             303          $4.50 to  $6.00        $     5.55
   Sold in initial public offering                   1,840               $6.00             $     6.00
   Expired                                              (5)              $8.94             $     8.94
                                               -----------         ----------------     ----------------

   Outstanding at December 31, 1996                  2,498          $0.09 to $19.68        $     5.79

   Granted                                             300          $1.75 to  $5.94        $     3.03
   Expired                                             (96)         $0.50 to  $5.50        $     4.74
                                               -----------         ----------------     ----------------

   Outstanding at December 31, 1997                  2,702          $0.09 to $19.68        $     5.19

   Granted                                              30               $0.25             $     0.25
   Expired                                            (178)         $2.72 to $9.93         $     6.32
                                               -----------         ----------------     ----------------
   Outstanding at December 31, 1998                  2,554          $0.09 to $19.68        $     4.75
                                               ===========         ================     ================



Information relating to outstanding and exercisable stock options and warrants at December 31, 1998, summarized by exercise price are as follows (thousands of shares):

                                                                              Weighted Average
         Range of                                                    Remaining Life
      Exercise Price                                  Shares            in Years          Exercise Price
   ------------------                                 ------         --------------       --------------
   $  0.09 to $  0.27                                    586              2.6               $  0.25
   $  0.89 to $  1.75                                     20              3.2                  1.51
   $  4.47 to $  6.71                                  1,870              2.3                  5.99
   $  8.94 to $ 19.68                                     78              3.5                  9.51
                                                  ----------

                                                       2,554              2.4               $  4.75
                                                  ==========

All stock options issued have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for options issued to employees utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements. The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1996: expected life of options of 5 years, expected volatility of 7.6%, risk-free interest rate of 6.4% and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 1996 approximated $1.34 per option. No options were issued to employees during 1997 and 1998. The following proforma disclosures do not include the effect of options granted prior to 1995 that vest in subsequent years and accordingly are not necessarily indicative of the financial impact had the disclosure provisions of SFAS 123 been applicable to all years for previous option grants. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the year ended December 31, 1996 would have increased from $(1,966,000) to proforma $(2,308,000) and from $(0.98) to proforma $(1.16), respectively. Net loss and pro forma net loss for 1997 and 1998 were the same.


Note 9  Related Party Transactions

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

Amounts due to related parties at December 31, 1997 consist of accounts payable to certain shareholders for services provided to Pro.Net prior to the purchase date.

The Company has made cash advances to its President, who is also one of the Company's directors and shareholders. At December 31, 1996, 1997 and 1998, amounts due from the officer approximated $42,000. During the year ended December 31, 1998, compensation being paid to the Company's President was reduced and then eliminated at the direction of the Board. The Company has continued to request repayments on amounts due from this officer, although none have been made to date. Nevertheless, during 1998, the entire amount of the $42,000 receivable was reserved.


Note 10  Income Taxes

At December 31, 1998 and 1997, the Company had deferred tax assets of approximately $2.9 million and $2.5 million, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will receive the benefit of these assets, a valuation allowance equal to the deferred tax asset has been established at both December 31, 1998 and December 31, 1997.

As of December 31, 1998 the Company had net operating loss carryforwards available to reduce taxable income in future years of $7.4 million, which begin to expire in 2006. As a result of changes in stockholder ownership, utilization of net operating loss carryforwards could be subject to annual limitation.




Note 11  Operating Lease Commitments

The Company leases an FM subcarrier for transmission to electronic display signs located on-board public transit vehicles. The FM subcarrier lease is pursuant to an agreement expiring December 2001, which requires annual payments of $30,000. Also, the Company leases an office facility under an operating lease with monthly payments of approximately $1,900 expiring in November 1999. Future annual minimum lease payments for all leases approximate $51,000, $30,000 and $30,000 for 1999, 2000 and 2001, respectively. Rent expense for the years ended December 31, 1996, 1997 and 1998 was $54,000, $89,000 and $57,000, respectively.

Note 12  Commitments and Contingencies

In April 1998, the Company settled litigation initiated in a lawsuit filed in the Supreme Court of British Columbia, Canada against the Company in 1997 by the former stockholder of hip pertaining to the Company's 1996 acquisition. Pursuant to terms of the settlement agreement, the Company paid approximately $40,000 and received 30,000 shares of DDN common stock. The estimated value of stock received has been recorded as Treasury stock based upon prevailing market prices around the settlement agreement date. Settlement net costs are included in financing, legal and administrative costs in the accompanying statement of operations. In January 1999, the Company was advised that an action in damages for breach of the settlement agreement may be commenced against the Company in connection with the settlement agreement. As part of that settlement agreement, the Company was required to transfer the "hip.com" domain name to the former shareholder. The Company has not transferred the domain name and no longer has registration rights to such domain name. The Company is attempting to contact the party which has such registration rights. Counsel for the former shareholder has advised the Company that if the Company is unable to cause the domain name to be transferred, their only remedy will be an action in damages for breach of settlement agreement. As no amounts were named and since no action has yet been taken, the Company is unable to determine the consequences, monetary or otherwise, which might result from the outcome of this uncertainty.

During the year ended December 31, 1997 the Company entered into a letter of intent with Advanced Communication and Information Services ("ACIS") to acquire all of the issued and outstanding voting stock of ACIS in exchange for DDN common shares. Under provisions of the letter of intent, the Company forwarded ACIS $1,048,000 pursuant to terms of five promissory notes to be used as working capital pending the completion of the acquisition. Subsequently, ACIS issued to the Company 1,000,000 shares of ACIS common stock and withdrew from the letter of intent. In accordance with the terms of the agreement, the operating cash forwarded to ACIS was to be repaid in full, however, ACIS has defaulted on that debt. In April 1998, the Company received a judgment from the King County Superior Court in the State of Washington against ACIS, ordering them to pay the Company the amount of the loan, plus interest, plus a $300,000 cancellation fee. As Company management was unable to determine either the financial stability of ACIS, or the amount, if any, the Company would eventually recover, the entire amount of the receivable was reserved during the 1997 fourth quarter. Collection efforts with respect to promissory notes receivable from ACIS have not resulted in any recovery. The Company continues to pursue various collection actions, including, but not limited to, additional litigation and acquisition of debtor assets and/or businesses. There can be no assurance that the Company will be successful in recovering any, all, or part of this judgment.

In December 1997, as a result of continuing cash flow losses, the Company closed its operation in Providence, Rhode Island and notified the Rhode Island Public Transit Authority ("RIPTA") that it would not be able to complete the contract that it had been previously awarded. No provision was required to reduce the carrying value of this operation to net realizable value.

The Company has a contract to provide services with the Dallas Area Rapid Transit authority ("DART") that includes a provision for a 4% royalty paid to DART on certain gross advertising receipts. The agreement expires in October 2001.



Note 12  Commitments and Contingencies (continued)

In connection with a proposed merger, the Company acquired for $250,000 cash, in private placement transactions, 625,000 shares of Internet Sports Network, Inc. ("ISN") common stock, which are included in investments in marketable equity securities. Costs incurred of $69,000, primarily legal and accounting, relating to the merger were capitalized and included in other assets. In February 1999, as a result of ongoing discussions between DDN and ISN boards of directors, the parties agreed to terminate the merger agreement. As part of the termination agreement, among other things, the Company received approximately $335,000 cash and delivered shares of ISN common stock to ISN such that the Company retained ownership of 150,000 shares of ISN common stock. The excess of the fair value of consideration received over the recorded value of related assets will be recorded as investment income during 1999.

In January 1999, the Company was named as one of approximately 150 defendants in a lawsuit brought before the United States Bankruptcy Court for the Northern District of Texas Dallas Division by the Chapter 7 Trustee for the estate of Dally Advertising, Inc. ("Dally"). Through this action, the Trustee seeks to avoid as preferences and to recover certain payments made by Dally within 90 days of the January 1997 filing of its bankruptcy petition. Dally was one of the Dallas Transit Network customers. The Complaint to Recover seeks $28,656 of payments allegedly made to the Company. The Company has responded to the Court regarding this matter, among other things, denying the allegations of preferential transfer, asserting its own affirmative defenses, and requesting the Court to deny the relief requested by the Plaintiff. The Company is unable to determine the consequences, monetary or otherwise, which might result from the outcome of this uncertainty.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of such legal matters will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

Note 13  Segment, Geographic and Significant Customer Information

The Company operated in two business segments, transit networks and Internet services, which also correspond to the regional segments of the United States (principally Dallas) and Canada (principally Vancouver). There are no significant sales between the two segments, and the United States segment includes the corporate office for DDN. As described in Note 4, in September 1998 the Company disposed of its internet services business. The following table summarizes certain selected financial information of the Company's balance sheet and operating results, on a segment basis (in thousands):

                                            United States                 Canada
                                            -------------                 ------
Year ended December 31, 1996
     Sales                                     $   493                   $   190
     Operating loss                              1,255                       852
     Depreciation and amortization                 257                       170
     Capital expenditures                           13                         2

Year ended December 31, 1997
     Sales                                     $   524                   $   365
     Operating loss                              2,286                       667
     Depreciation and amortization                 184                       133
     Capital expenditures                           52                        23
     Total identifiable assets                   1,062                       168

Year ended December 31, 1998
     Sales                                     $   574                   $   239
     Operating loss                                409                        50
     Depreciation and amortization                 120                        20
     Capital expenditures                          131                         -
     Total identifiable assets                     671                         -

Revenues from major customers exceeding 10% of total revenue for 1996, 1997 and 1998 included one customer, Dallas County Community College District, accounting for approximately 12%, 13% and 17% of consolidated revenues in the respective years.