Form 10QSB
period 1999-03-31
DIGITAL DATA NETWORKS INC
filed 1999-05-13
CIK 949371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of March 31, 1999, 2,314,597 shares of Common Stock and 1,840,000 Common Stock Purchase Warrants were outstanding.

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

                           DIGITAL DATA NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                 December 31,       March 31,
                                                                                    1998              1999
                                                                                    ----              ----
Current assets
  Cash and cash equivalents                                                   $      151        $      400
  Trade accounts receivable, net of allowances
     for doubtful accounts of $7                                                      38                30
  Prepaid expenses and other current assets                                           19                27
  Notes receivable, net of reserves of $1,053                                         27                 9
                                                                             -----------       -----------
     Total current assets                                                            235               466
Equipment, net                                                                       102                68
Investments in equity securities (Note 2)                                            264                74
Other assets (Note 2)                                                                 71                 2
                                                                             -----------       -----------

Total assets                                                                 $       672         $     610
                                                                             ===========         =========

Current liabilities
  Accounts payable                                                          $         36        $       23
  Accrued payroll and related                                                         14                12
  Current portion of long-term debt                                                   13                 6
  Unearned income                                                                     68                49
  Other accrued liabilities                                                          152               152
                                                                             -----------       -----------
     Total current liabilities                                                       283               242

Long-term debt and accrued interest, less current portion                            159               161
                                                                             -----------       -----------
     Total liabilities                                                               442               403
                                                                             -----------       -----------

Commitments and contingencies (Note 4)

Stockholders' equity
  Preferred stock, no par value, 1,000,000 shares authorized,
     no shares issued or outstanding                                                   -                 -
  Common stock, no par value, 10,000,000 shares authorized,
    2,314,597 shares issued and outstanding                                       13,473            13,473
  Treasury stock, at cost, 30,000 shares                                             (7)               (7)
  Accumulated deficit                                                           (13,236)          (13,259)
                                                                             -----------       -----------
     Total stockholders' equity                                                      230               207
                                                                             -----------       -----------

     Total liabilities and stockholders' equity                              $       672        $      610
                                                                             ===========        ==========







           See accompanying notes to consolidated financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in Thousands, Except Per Share Data)
               (Reclassified for Discontinued Operations - Note 1)

                                                                               Three Months Ended March 31,
                                                                                    1998              1999
                                                                                    ----              ----

Revenues                                                                   $         135    $          105
                                                                           -------------    --------------

Expenses
   Direct operating costs                                                             44                64
   Salaries and related                                                              111                78
   Marketing, general and administrative                                              52                54
   Financing, legal and other consulting                                              55                 6
                                                                           -------------    --------------

      Total expenses                                                                 262               202
                                                                           -------------    --------------

Other Income (Expense)
   Interest expense                                                                   (2)               (2)
   Interest income                                                                    12                16
   Gain on merger termination settlement (Note 3)                                      -                60
                                                                           -------------    --------------

      Total other income, net                                                         10                74
                                                                           -------------    --------------

Loss from continuing operations                                                    (117)              (23)

Loss from discontinued operations                                                   (20)                -
                                                                           -------------    --------------

Net Loss                                                                    $      (137)     $        (23)
                                                                            ============     =============


Loss from continuing operations per share                                   $     (0.05)      $     (0.01)
Loss from discontinued operations per share                                       (0.01)                 -
                                                                           -------------    --------------

Net Loss Per Share                                                         $       (.06)     $       (.01)
                                                                           =============     =============

Weighted Average Shares Outstanding                                            2,339,267         2,284,597
                                                                           =============     =============







           See accompanying notes to consolidated financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                                  Three Months Ended March 31,
                                                                                      1998           1999
                                                                                      ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                      $      (137)    $       (23)
   Adjustments to reconcile net loss to net cash
     used by operating activities
       Depreciation and amortization                                                   20              33
       Gain on merger termination settlement                                            -             (60)
       Increase (decrease) in accounts payable and accrued liabilities                 30             (31)
       Other                                                                           (6)              3
                                                                             -------------    ------------
Net cash used by operating activities                                                 (93)            (78)
                                                                             -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from terminated merger settlement                                           -             319
   Receipt of payments on notes receivable                                            191              15
                                                                             -------------    ------------
Net cash provided by investing activities                                             191             334
                                                                             -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Debt principal payments                                                             (5)             (7)
                                                                             -------------    ------------
Net cash used by financing activities                                                  (5)             (7)
                                                                             -------------    ------------

Net increase in cash and cash equivalents                                              93             249

CASH AND CASH EQUIVALENTS
   Beginning of Period                                                                540             151
                                                                             -------------    ------------

   End of Period                                                               $      633         $   400
                                                                               ===========        ========



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

In September 1998, the Company disposed of its Internet-related businesses. The accompanying statement of operations for the three months ended March 31, 1998 has been reclassified from that included in the Company's March 31, 1998 Quarterly Report on Form 10-QSB to present net operating results from discontinued operations as a separate line item and, accordingly, amounts relating to this business segment were removed from amounts previously reported as revenues and expenses. There is no change in previously reported net loss as a result of these reclassifications.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 1998 Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year.


Note 2  Financial Condition, Liquidity and Going Concern

The Company incurred a net loss of $23,000 for the three months ended March 31, 1999, which included a gain on termination of merger settlement of $60,000. The Company incurred net losses of approximately $2 million in 1996, $3 million in 1997 and $322,000 in 1998, and continues to experience losses and negative cash flows from operations. In May 1998, the Company was notified that its securities were delisted from the Nasdaq SmallCap Market as a result of non-compliance with tangible net worth continued listing requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has taken actions to reduce negative cash flows, including disposing of portions of the business, such as the sale of the Internet services segment, reducing general and administrative expenses, and minimizing capital expenditures. The Company has pursued merger possibilities and continues to do so. The ability of the Company to generate positive cash flows from operations and net income, is dependent, among other things, on market conditions, the recovery of recorded assets, cost control, and the Company's ability to raise capital under acceptable terms. While the Company has had some successes in these endeavors in the past, there can be no assurance that its efforts will be successful in the future. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Note 3  Terminated Merger Settlement

In February 1999, the Company entered into a Settlement Agreement and Mutual Release with Internet Sports Network, Inc. ("ISN") terminating the October 1998 Agreement and Plan of Merger between the parties. In connection with the Settlement Agreement, the Company received approximately $320,000 cash and delivered shares of ISN common stock to ISN such that the Company retained ownership of 150,000 shares of ISN common Stock. The recorded value of the 475,000 ISN shares delivered to ISN pursuant to the Settlement Agreement of $190,000 and costs incurred of $69,000 relating to the merger were removed from investments in equity securities and other assets, respectively. Cash received exceeded the recorded value of ISN related assets, exclusive of the remaining recorded value of the retained shares, by $60,000 and is included in other income in the accompanying consolidated statement of operations as gain on settlement.

The 150,000 shares of ISN common stock retained by the Company are valued at $60,000 and included in investments in equity securities at March 31, 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4  Commitments and Contingencies

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

Item 2.   Management's Discussion and Analysis or Plan of Operations


                              Safe Harbor Statement

Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, are made throughout this Management's Discussion and Analysis or Plan of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "estimates" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated herein. These factors include, but are not limited to, those set forth in Item 6 entitled Management's Discussion and Analysis or Plan of Operations in the Company's Form 10-KSB for the year ended December 31, 1998.
                              --------------------

         The following discussion and analysis should be read in conjunction with the Company's interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB and with the Company's consolidated annual financial statements and management's discussion and analysis included in the Company's Annual Report on Form 10-KSB.

         In September 1998, the Company disposed of its Internet related businesses. The accompanying statements of operations present the results of the Internet services business segment operations as a one-line item net loss from discontinued operations. The following management's discussion has been prepared on the basis giving effect to this sale of the Internet services business segment as discontinued operations consistent with the manner presented in the accompanying financial statements.

         Results of Operations

         Revenues decreased from $135,000 to $105,000 during the three months ended March 31, 1999, as compared to the prior year period, primarily due to decreased demand for transit advertising services during this period.

         Total expenses decreased from $262,000 to $202,000 during the three months ended March 31, 1999, as compared to the prior year period. Direct costs increased from $44,000 to $64,000 primarily due to increased depreciation expense on equipment installed on light rail vehicles. Salaries and related decreased 30%, or $33,000, as a result of elimination of certain executive salaries. Financing, legal and consulting expenses decreased significantly, primarily due to decreased merger-related activities.

         Other income, net increased from $10,000 to $74,000 primarily the result of a $60,000 gain on termination of merger settlement as described in
Note 3 in the financial statements.

         Financial Condition, Liquidity and Capital Resources

         Net cash used by operating activities for the three months ended March 31, 1999 was $78,000, a $15,000 improvement as compared to the $93,000 used during the comparative prior year period. The improvement was primarily the result of the lower net loss in 1999 compared to 1998. Net cash provided by investing activities increased to $334,000 from $191,000 due to the receipt of $319,000 merger termination settlement proceeds offset by the decrease in receipt of payments on notes receivable, such decrease due to a declining investment in notes receivable.

         At March 31, 1999, the Company's principal current assets consisted primarily of $400,000 of cash, most of which was invested in short-term, interest-bearing investments with banks and other financial institutions, and $30,000 of net accounts receivable. The Company's total liabilities of $403,000 consisted of $39,000 in accounts payable and accrued payroll and related liabilities, $49,000 of unearned income, $152,000 in accrued liabilities of discontinued operations, and $167,000 of long-term debt, including current portion.

         The Company incurred a net loss of $23,000 for the three months ended March 31, 1999, which included a gain on termination of merger settlement of $60,000. The Company incurred net losses of approximately $2 million in 1996, $3 million in 1997 and $322,000 in 1998, and continues to experience losses and negative cash flows from operations. In May 1998, the Company was notified that its securities were delisted from the Nasdaq SmallCap Market as a result of non-compliance with tangible net worth continued listing requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         The Company has taken actions to reduce negative cash flows, including disposing of portions of the business, reducing general and administrative expenses, and minimizing capital expenditures. The ability of the Company to generate positive cash flows from operations and net income, is dependent on, among other things, overall market conditions, the receptiveness of the Dallas market to the Company's new advertising product which is being introduced in the second quarter of 1999, the recovery of recorded assets, cost control, and the Company's ability to raise capital under acceptable terms. While the Company has had some successes in certain of these endeavors in the past, there can be no assurance that its efforts will be successful in the future. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of such legal maters will not have a material adverse impact on the Company's financial position, results of operations or cash flows. See "Legal Proceedings."

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

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

Item 6.   Exhibits and Reports on Form 8-K

         (a) Reports on Form 8-K - On February 16, 1999, the Company filed a Current Report on Form 8-K having a February 8, 1999 date of report relating to a Settlement Agreement and Mutual Release with Internet Sports Network, Inc., terminating the agreement and plan of merger dated October 7, 1998 between the parties.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         Digital Data Networks, Inc.
                                         (Registrant)


Date:     May 13, 1999                   By:    /s/   Donald B. Scott, Jr.
                                                ------------------------------
                                                Donald B. Scott, Jr., President



Date:     May 13, 1999                   By:    /s/   Richard J. Boeglin
                                                ----------------------------
                                                Richard J. Boeglin
                                                Vice President,
                                                Finance & Operations