Form 10QSB
period 1999-06-30
DIGITAL DATA NETWORKS INC
filed 1999-08-12
CIK 949371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of June 30, 1999, 2,314,597 shares of Common Stock and 1,840,000 Common Stock Purchase Warrants were outstanding.

                                      INDEX

                                                                           Page

PART I.       FINANCIAL INFORMATION

     1.       Consolidated Financial Statements                               3

     2.       Management's Discussion and Analysis or Plan of Operations      9

PART II.      OTHER INFORMATION

 Item 1.      Legal Proceedings                                              12

 Item 2.      Changes in Securities and Use of Proceeds                      (a)

 Item 3.      Defaults Upon Senior Securities                                (a)

 Item 4.      Submission of Matters to a Vote of Security Holders            (a)

 Item 5.      Other Information                                              12

 Item 6.      Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                                   14

----------------------------------------------------------------------------

(a) These items are inapplicable or have a negative response and have therefore been omitted.

                           DIGITAL DATA NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                          December 31,          June 30,
                                                                              1998                1999
                                                                         ------------          ---------
Current Assets
   Cash and cash equivalents                                               $     151            $    293
   Trade accounts receivable, net of allowances
    for doubtful accounts of $7                                                   38                  46
   Prepaid expenses and other current assets                                      19                   8
   Notes receivable, net of reserves of $1,053 (Note 4)                           27                 103
                                                                           ---------            --------
     Total current assets                                                        235                 450
Equipment, net                                                                   102                  35
Investments in equity securities (Note 2)                                        264                 463
Other assets (Note 2)                                                             71                   2
                                                                           ---------            --------

Total Assets                                                               $     672            $    950
                                                                           =========            ========


Current Liabilities
   Accounts payable                                                        $      36            $     15
   Accrued payroll and related                                                    14                  12
   Current portion of long-term debt                                              13                   2
   Unearned income                                                                68                  36
   Other accrued liabilities                                                     152                 152
                                                                           ---------            --------
     Total current liabilities                                                   283                 217

Long-term debt and accrued interest, less current portion                        159                 163
                                                                           ---------            --------
   Total liabilities                                                             442                 380
                                                                           ---------            --------

Commitments and contingencies (Note 5)

Stockholders' equity
   Preferred stock, no par value, 1,000,000 shares authorized,
     no shares issued or outstanding                                               -                   -
   Common stock, no par value, 10,000,000 shares authorized,
     2,314,597 shares issued and outstanding                                  13,473              13,473
   Treasury stock, at cost, 30,000 shares                                         (7)                 (7)
   Unrealized appreciation on equity securities available for sale (Note 2)        -                 390
   Accumulated deficit                                                       (13,236)            (13,286)
                                                                           ---------            --------
     Total stockholders' equity                                                  230                 570
                                                                           ---------            --------

     Total liabilities and stockholders' equity                            $     672            $    950
                                                                           =========            ========


           See accompanying notes to consolidated financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in Thousands, Except Per Share Data)
               (Reclassified for Discontinued Operations - Note 1)


                                                      Three Months                  Six Months
                                                     Ended June 30,               Ended June 30,
                                                 1998            1999            1998           1999
                                              ---------       --------      ---------        -------

   Revenues                                   $     153      $     147      $     288        $   252
                                              ---------       --------      ---------        -------

   Expenses
     Direct operating costs                          36             56             80            120
     Salaries and related                            96             79            207            157
     Marketing, general and administrative           77             40            129             94
     Financing, legal and other consulting           19              1             74              7
                                               --------      ---------      ---------        -------

       Total expenses                               228            176            490            378
                                               --------      ---------      ---------        -------

   Other Income (Expense)
     Interest expense                                (2)            (3)            (4)            (5)
     Interest income                                 14              5             26             21
     Gain on merger termination settlement (Note 3)   -              -              -             60
                                             ----------        -------      ---------       --------

       Total other income, net                       12              2             22             76
                                               --------      ---------      ---------        -------

   Loss from continuing operations                  (63)           (27)          (180)           (50)
   Loss from discontinued operations                (14)             -            (34)             -
                                               ---------     ---------      ----------       -------

   Net Loss                                    $    (77)    $      (27)     $    (214)       $   (50)
                                               =========    ===========     ==========       =======


   Loss from continuing operations per share   $  (0.03)    $    (0.01)     $   (0.08)       $ (0.02)
   Loss from discontinued operations per share        -              -          (0.01)             -
                                               --------      ---------      -------------    -------

   Net Loss Per Share                          $ (0.03)      $     (0.01)   $   (0.09)       $ (0.02)
                                               ========      ============   =========        ==========


   Weighted Average Shares Outstanding         2,339,267     2,284,597      2,339,267        2,284,597
                                               =========     =========      =========        =========



           See accompanying notes to consolidated financial statements

                                            DIGITAL DATA NETWORKS, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                              (Dollars in Thousands)

                                                                                        Six Months
                                                                                       Ended June 30,
                                                                                    1998            1999
                                                                                 -------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                        $   (214)      $     (50)
    Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                                                  41              67
       Gain on merger termination settlement                                           -             (60)
       Other non-cash operating expenses                                             (30)              -
       Increase in accounts receivable                                               (58)             (8)
       (Decrease) increase in accounts payable and accrued liabilities                34             (55)
       Other                                                                          (9)             16
                                                                                ---------      ---------
Net cash used by operating activities                                               (236)            (90)
                                                                                --------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Payments received on notes receivable                                            242              24
    Proceeds from terminated merger settlement                                         -             319
    Advances on notes receivable                                                       -            (100)
    Purchases of equipment                                                          (105)              -
    Advances to acquisition target                                                  (150)              -
                                                                                ---------      ---------
Net cash provided by investing activities                                            (13)            243
                                                                                --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Debt principal payments                                                          (10)            (11)
                                                                                ---------      ----------

Net cash used by financing activities                                                (10)            (11)
                                                                                --------       ----------

Net (decrease) increase in cash and cash equivalents                                (259)            142

CASH AND CASH EQUIVALENTS
    Beginning of Period                                                              540             151
                                                                                --------       ---------

    End of Period                                                               $    281       $     293
                                                                                ========       =========


           See accompanying notes to consolidated financial statements

                           DIGITAL DATA NETWORKS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                          Unrealized
                                              Common Stock         Treasury Stock       Appreciation on
                                         ---------------------   -----------------     Equity Securities   Accumulated
                                           Shares     Amount     Shares     Amount    Available for Sale     Deficit       Total
                                         ---------   --------    ------     ------    ------------------   -----------     -----
Balance at December 31, 1998             2,314,597   $ 13,473     30,000   $   (7)     $             -     $  (13,236)    $  230
                                                                                                                             ---

Components of Comprehensive Income
     Net loss                                                                                                     (50)       (50)
     Unrealized appreciation on equity
        Securities available for sale                                                              390                       390
                                                                                                                             ---
Total Comprehensive Income                                                                                                   340
                                         ---------    -------    -------    -------    ---------------      ----------     -----
Balance at June 30, 1999                 2,314,597   $ 13,473     30,000   $   (7)     $           390     $  (13,286)    $  570
                                         =========    ========   =========  ========   ===============     ===========    ======






           See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1  Description of Business

Digital Data Networks, Inc. ("the Company" or DDN"), a wireless, passenger communication and advertising company, is principally engaged in development, design, installation and operation of the "digital information network", a network of computerized electronics message displays that deliver current news, information and advertising to riders on-board public transit vehicles. The digital information network consists of a series of electronic information displays utilizing digital radio transmission technology. The Company, incorporated in 1988, has a digital information network and an operation in Texas

In September 1998, the Company disposed of its Internet-related businesses. The accompanying statement of operations for the three months ended June 30, 1998 has been reclassified from that included in the Company's June 30, 1998 Quarterly Report on Form 10-QSB to present net operating results from discontinued operations as a separate line item and, accordingly, amounts relating to this business segment were removed from amounts previously reported as revenues and expenses. There is no change in previously reported net loss as a result of these reclassifications.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 1998 Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the interim periods ended June 30, 1999 are not necessarily indicative of results that may be expected for the year.

Note 2  Financial Condition, Liquidity and Going Concern

The Company incurred a net loss of $50,000 for the six months ended June 30, 1999, which included a gain on termination of merger settlement of $60,000. The Company incurred net losses of approximately $2 million in 1996, $3 million in 1997 and $322,000 in 1998, and continues to experience losses and negative cash flows from operations. In May 1998, the Company was notified that its securities were delisted from the Nasdaq SmallCap Market as a result of non-compliance with tangible net worth continued listing requirements. These are among conditions which raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company's investment in 150,000 shares of ISN common stock (the "ISN Stock") had a cost of $60,000 when purchased in mid-1998, which approximated its estimated fair value during periods preceding the settlement. ISN stock is included in investments in equity securities at its estimated fair value of $450,000 at June 30, 1999. The increase in unrealized appreciation on these available-for-sale equity securities is included as a separate component of stockholders' equity.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4  Notes Receivable from Related Party

Included in notes receivable at June 30, 1999 is $100,000 due from one of the Company's directors pursuant to terms of an 8%, secured promissory note due September 1999.

Note 5  Commitments and Contingencies

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

The Company has been advised that an action in damages for breach of settlement agreement has been commenced against the Company in connection with the April 1998 settlement agreement with the former shareholder of hip Communications. As part of that settlement agreement, the Company was required to transfer the "hip.com" domain name to the former shareholder. The Company has not transferred the domain name and no longer has registration rights to such domain name. The Company has contacted the party which has such registration rights and is attempting to reacquire the hip.com domain name, but to date has not been successful in these efforts. Due to the early stage of this litigation and, as no amounts were named in the action, the Company is unable to determine the consequences, monetary or otherwise, which might result from the outcome of this uncertainty.

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

         Results of Operations

         Revenues decreased from $288,000 to $252,000 during the six months ended June 30, 1999, as compared to the prior year period, primarily due to decreased demand for transit advertising services during this period.

         Total expenses decreased from $490,000 to $378,000 during the six months ended June 30, 1999, as compared to the prior year period. Direct costs increased from $80,000 to $120,000 primarily due to increased depreciation expense on equipment installed on light rail vehicles. Salaries and related decreased 24%, or $50,000, as a result of elimination of certain executive salaries. Marketing, general and administrative costs decreased $35,000, or 27%, due primarily to reduced corporate related costs as a result of reduced merger and investment related activity. Financing, legal and consulting expenses decreased significantly from $74,000 to $7,000, primarily due to decreased merger-related activities and one-time settlements incurred in the prior year period.

         Other income, net increased from $22,000 to $76,000 primarily the result of a $60,000 gain on termination of merger settlement as described in
Note 3 in the financial statements.

         Financial Condition, Liquidity and Capital Resources

         Net cash used by operating activities for the six months ended June 30, 1999 was $90,000, a significant improvement of $146,000 as compared to the $236,000 used during the comparative prior year period. The improvement was primarily the result of the lower net loss in 1999 compared to 1998. Net cash provided by investing activities increased to $243,000 from $(13,000) due to the receipt of $319,000 merger termination settlement proceeds offset by the decrease in receipt of payments on notes receivable, such decrease due to a declining investment in notes receivable, as well as an advance on notes receivable as described in Note 4 in the financial statements.

         At June 30, 1999, the Company's principal current assets consisted primarily of $293,000 of cash, most of which was invested in short-term, interest-bearing investments with banks and other financial institutions, $103,000 of notes receivable, and $46,000 of net accounts receivable. The Company's total liabilities of $380,000 consisted of $27,000 in accounts payable and accrued payroll and related liabilities, $36,000 of unearned income, $152,000 in accrued liabilities of discontinued operations, and $165,000 of long-term debt, including current portion.

         The Company's investment in 150,000 shares of ISN common stock is included in investments in equity securities at its estimated fair value of $450,000 at June 30, 1999. The increase in unrealized appreciation on these available-for-sale securities is included as a separate component of stockholders' equity.

         The Company incurred a net loss of $50,000 for the six months ended June 30, 1999, which included a gain on termination of merger settlement of $60,000. The Company incurred net losses of approximately $2 million in 1996, $3 million in 1997 and $322,000 in 1998, and continues to experience losses and negative cash flows from operations. In May 1998, the Company was notified that its securities were delisted from the Nasdaq SmallCap Market as a result of non-compliance with tangible net worth continued listing requirements. These are among conditions which raise substantial doubt about the Company's ability to continue as a going concern.

         The Company has taken actions to reduce negative cash flows, including disposing of portions of the business, reducing general and administrative expenses, and minimizing capital expenditures. The ability of the Company to generate positive cash flows from operations and net income, is dependent on, among other things, overall market conditions, the receptiveness of the Dallas market to the Company's new advertising product which the Company introduced in the second quarter of 1999, the recovery of recorded assets, cost control, and the Company's ability to raise capital under acceptable terms. While the Company has had some successes in certain of these endeavors in the past, there can be no assurance that its efforts will be successful in the future. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of such legal maters will not have a material adverse impact on the Company's financial position, results of operations or cash flows. See "Legal Proceedings."

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

         In 1997, the Company entered into a letter of intent with Advanced Communication and Information Services ("ACIS") to acquire all of the capital stock of ACIS in exchange for DDN common shares. Pursuant to the letter of intent, the Company forwarded ACIS $1,048,000 cash under terms of promissory notes for working capital pending completion of the acquisition. Subsequently, ACIS withdrew from the letter of intent and defaulted on repayment of amounts owed. In April 1998, the Company received a judgment from the King County Superior Court in the State of Washington against ACIS, ordering ACIS to pay the Company the amount of the loan, plus interest, plus a $300,000 cancellation fee. The Company continues to monitor various collection actions. There can be no assurance that the Company will be successful in recovering any, all or part of this judgment.

         The Company has been advised that an action in damages for breach of settlement agreement has been commenced against the Company in connection with the April 1998 settlement agreement with the former shareholder of hip Communications. As part of that settlement agreement, the Company was required to transfer the "hip.com" domain name to the former shareholder. The Company has not transferred the domain name and no longer has registration rights to such domain name. The Company has contacted the party which has such registration rights and is attempting to reacquire the hip.com domain name, but to date it has not been successful in these efforts. The Company has suggested a list of alternative but similar domain names it would transfer to Plaintiff, but as of this date, no agreement has been reached. Due to the early stage of this litigation and, as no amounts were named, the Company is unable to determine the consequences, monetary or otherwise, which might result from the outcome of this uncertainty.

         In January 1999, the Company was named as one of approximately 150 defendants in a lawsuit brought before the United States Bankruptcy Court for the Northern District of Texas Dallas Division by the Chapter 7 Trustee for the estate of Dally Advertising, Inc. ("Dally"). Through this action, the Trustee seeks to avoid as preferences and to recover certain payments made by Dally within 90 days of the January 1997 filing of its bankruptcy petition. Dally was one of the Dallas Transit Network customers. The Complaint to Recover seeks $28,656 of payments allegedly made to the Company. The Company has responded to the Court regarding this matter, among other things, denying the allegations of preferential transfer, asserting its own affirmative defenses, and requesting the Court to deny the relief requested by the Plaintiff. A trial date is currently scheduled for September 1999. The Company is unable to determine the consequences, monetary or otherwise, which might result from the outcome of this uncertainty.

Item 5.   Other Information

         None.

Item 6.   Exhibits and Reports on Form 8-K

         (a)   Exhibits   -    None.

         (b) Reports on Form 8-K   -    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            Digital Data Networks, Inc.
                                            (Registrant)


Date:     August 12, 1999            By:    /s/   Donald B. Scott, Jr.
                                            ------------------------------
                                            Donald B. Scott, Jr., President



Date:     August 12, 1999            By:    /s/   Richard J. Boeglin
                                            ----------------------------
                                            Richard J. Boeglin
                                            Vice President, Finance & Operations