Form 10QSB
period 1999-09-30
DIGITAL DATA NETWORKS INC
filed 1999-11-12
CIK 949371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of September 30, 1999, 2,314,597 shares of Common Stock and 1,840,000 Common Stock Purchase Warrants were outstanding.

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

     Item 6.       Exhibits and Reports on Form 8-K                          (a)

SIGNATURES                                                                   13

----------------------------------------------------------------------------

(a) These items are inapplicable or have a negative response and have therefore been omitted.

                           DIGITAL DATA NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                         December 31,         September 30,
                                                                              1998                1999
                                                                         ------------          ----------
Current Assets
   Cash and cash equivalents                                               $     151            $    315
   Trade accounts receivable, net of allowances
    for doubtful accounts of $7 and $8                                            38                  48
   Prepaid expenses and other current assets                                      19                   6
   Notes receivable, net of reserves of $1,053 (Note 4)                           27                 100
                                                                           ---------            --------
     Total current assets                                                        235                 469
Equipment, net                                                                   102                  31
Investments in equity securities (Note 3)                                        264                 150
Other assets (Note 3)                                                             71                   2
                                                                           ---------            --------

Total Assets                                                               $     672            $    652
                                                                           =========            ========


Current Liabilities
   Accounts payable                                                        $      36            $     21
   Accrued payroll and related                                                    14                  18
   Current portion of long-term debt                                              13                   -
   Unearned income                                                                68                   6
   Other accrued liabilities                                                     152                 152
                                                                           ---------            --------
     Total current liabilities                                                   283                 197

Long-term debt and accrued interest, less current portion                        159                 165
                                                                           ---------            --------
   Total liabilities                                                             442                 362
                                                                           ---------            --------

Commitments and contingencies (Note 5)

Stockholders' equity
   Preferred stock, no par value, 1,000,000 shares authorized,
     no shares issued or outstanding                                               -                   -
   Common stock, no par value, 10,000,000 shares authorized,
     2,314,597 shares issued and outstanding                                  13,473              13,473
   Treasury stock, at cost, 30,000 shares                                         (7)                 (7)
   Unrealized appreciation on equity securities available for sale (Note 3)        -                  90
   Accumulated deficit                                                       (13,236)            (13,266)
                                                                           ---------            --------
     Total stockholders' equity                                                  230                 290
                                                                           ---------            --------

     Total liabilities and stockholders' equity                            $     672            $    652
                                                                           =========            ========





          See accompanying notes to consolidated financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in Thousands, Except Per Share Data)



                                                     Three Months                   Nine Months
                                                  Ended September 30,          Ended September 30,
                                                 1998           1999           1998            1999
                                               --------      ---------      ----------       -------

   Revenues                                   $     155      $     183      $     443        $   435
                                              ---------       --------      ---------        -------

   Expenses
     Direct operating costs                          59             34            139            154
     Salaries and related                            80             88            287            245
     Marketing, general and administrative           66             31            195            125
     Financing, legal and other consulting           13              8             87             15
                                               --------      ---------      ---------        -------

     Total expenses                                 218            161            708            539
                                               --------      ---------      ---------        -------

   Other income (expense), net
     Interest expense                                (2)            (3)            (6)            (8)
     Investment income (expense)                    (31)             1             (5)            22
     Gain on merger termination settlement (Note 3)   -              -              -             60
                                                 ------         -------     ---------       --------

     Total other income, net                        (33)            (2)           (11)            74
                                               --------      ----------     ---------        -------

   Loss from continuing operations                  (96)            20           (276)           (30)

   Loss from discontinued operations                (16)             -            (50)             -

   Gain on disposition of discontinued operations   137              -            137              -
                                                 ------         -------     ---------        -------

   Net income (loss)                           $     25      $      20     $    (189)       $    (30)
                                               ========      ==========     =========        =======

   Income (loss) from continuing operations per
      share                                    $   (.04)     $     .01     $    (.12)       $   (.01)
                                               ========      ==========     =========        =======


   Net income (loss) per share                 $    .01      $     .01     $    (.08)       $   (.01)
                                               ========      =========      ========         =======

   Weighted average shares outstanding            2,291          2,314         2,314           2,314
                                               ========      =========      ========       =========


           See accompanying notes to consolidated financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                        Nine Months
                                                                                    Ended September 30,
                                                                                    1998           1999
                                                                                 -------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                        $   (189)      $     (30)
    Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                                                  99              71
       Gain on disposition of discontinued operations                               (137)              -
       Gain on merger termination settlement                                           -             (60)
       Provision for doubtful receivables                                             60               1
       Decrease in accounts payable and other current liabilities                   (125)            (73)
       Other                                                                          16              22
                                                                                --------       ---------
Net Cash Used by Operating Activities                                               (276)            (69)
                                                                                --------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Advances on notes receivable                                                       -            (100)
    Payments received on notes receivable                                            272              27
    Proceeds from terminated merger settlement                                         -             319
    Purchases of equipment                                                          (120)              -
    Advances to / investments in acquisition targets                                (250)              -
                                                                                --------       ---------

Net Cash Provided (Used) by Investing Activities                                     (98)            246
                                                                                --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Debt principal payments                                                        (15)            (13)
                                                                                --------       ----------

Net Cash Used by Financing Activities                                                (15)            (13)
                                                                                --------       ----------

Net Decrease in Cash and Cash Equivalents                                           (389)            164

CASH AND CASH EQUIVALENTS
    Beginning of Period                                                              540             151
                                                                                --------       ---------

    End of Period                                                               $    151       $     315
                                                                                ========       =========


           See accompanying notes to consolidated financial statements

                           DIGITAL DATA NETWORKS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                         Unrealized
                                                                                        Appreciation
                                                                                         on Equity
                                              Common Stock         Treasury Stock        Securities
                                         ----------------------  -------------------     Available     Accumulated
                                           Shares     Amount     Shares     Amount       for Sale        Deficit        Total
                                         ---------   --------    ------    -------       --------     -------------   -------
Balance at December 31, 1998             2,314,597   $ 13,473     30,000   $   (7)                    $     (13,236)  $   230
                                                                                                                      -------

Components of Comprehensive Income
     Net loss
                                                                                                                (30)      (30)
     Unrealized appreciation on equity
        securities available for sale                                                    $    90                           90
                                                                                                                      -------
Total Comprehensive Income                                                                                                 60
                                                                                                                      -------
                                         --------    -------    -------    -------    -----------     -------------   -------
Balance at September 30, 1999            2,314,597   $ 13,473      30,000  $   (7)       $    90      $     (13,266)  $   290
                                         =========   ========   =========  ========   ===========     =============   =======










           See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Description of Business

Digital Data Networks, Inc. ("the Company" or DDN"), a wireless, passenger communication and advertising company, is principally engaged in development, design, installation and operation of the "digital information network", a network of computerized electronics message displays that deliver current news, information and advertising to riders on-board public transit vehicles. The digital information network consists of a series of electronic information displays utilizing digital radio transmission technology. The Company, incorporated in 1988, has a digital information network and an operation in Dallas, Texas.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 1998 Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the 1999 interim periods are not necessarily indicative of results that may be expected for the year.

Note 2  Financial Condition, Liquidity and Going Concern

The Company incurred a net loss of $30,000 for the nine months ended September 30, 1999, which included a gain on termination of merger settlement of $60,000. The Company incurred net losses of approximately $2 million in 1996, $3 million in 1997 and $322,000 in 1998, and continues to experience losses and negative cash flows from operations. In 1998, the Company's securities were delisted from the Nasdaq SmallCap Market as a result of non-compliance with tangible net worth continued listing requirements. These are among conditions which raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company's investment in 150,000 shares of ISN common stock (the "ISN Stock") had a cost of $60,000 when purchased in mid-1998, which approximated its estimated fair value during periods preceding the settlement. ISN stock is included in investments in equity securities at its estimated fair value of $150,000 at September 30, 1999. The increase in unrealized appreciation on these available-for-sale equity securities is included as a separate component of stockholders' equity.

Note 4  Notes Receivable from Related Party

Included in notes receivable at September 30, 1999 is $100,000 due from one of the Company's directors pursuant to terms of an 8%, secured promissory note due December 31, 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Note 6  Disposition of Business

In September 1998, the Company sold all of its assets and interests in its Internet services business, whereby the purchaser acquired all of such assets and interests, assumed related liabilities, released the Company of approximately $100,000 of debt and received $20,000 cash. The excess of liabilities assumed over the net book value of assets sold and disposition costs is reported as gain on disposition of discontinued operations for the periods ended September 30, 1998. The accompanying statements of operations present the results of operations of the Internet services segment as a one-line item net loss from discontinued operations.

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

Results of Operations

         Nine Months Ended Sept. 30, 1999 Compared to Nine Months Ended Sept.
           30, 1998

         Revenues remained relatively unchanged during the nine months ended September 30, 1999 as compared to the prior year period, decreasing from $443,000 to $435,000.

         Total expenses decreased from $708,000 to $539,000 during the nine months ended September 30, 1999, as compared to the prior year period. Direct costs increased 11% from $139,000 to $154,000 primarily due to increased depreciation expense on equipment installed on light rail vehicles. Salaries and related decreased approximately 15%, or $42,000, as a result of elimination of certain executive salaries. Marketing, general and administrative costs decreased $70,000, or 36%, due primarily to reduced corporate related costs as a result of reduced merger and investment related activity. Financing, legal and consulting expenses decreased significantly from $87,000 to $15,000, primarily due to decreased merger-related activities and one-time settlements in 1998.

         Other income, net increased from $11,000 of net expense during the nine months ended September 30, 1998 to $74,000 of net income, primarily the result of the $60,000 gain on termination of merger settlement as described in Note 3 to the financial statements.

         Discontinued operations had net losses of $50,000 for the nine months ended September 30, 1998. As a result of the sale of discontinued operations in September 1998, the Company recorded a gain on disposition of $137,000 representing the excess of liabilities over the net book value of assets sold and disposition costs.

         The Company continues to record a valuation allowance for the full amount of deferred income taxes, which would otherwise be recorded for tax benefits relating to operating losses, as realization of such deferred assets cannot be determined to be more likely than not.

         Three Months Ended Sept. 30, 1999 Compared to Three Months Ended Sept.
           30, 1998

         Revenues increased $28,000, or 18%, during the three months ended September 30, 1999 as compared to the prior year period, the result of increased demand for the Company's product.

         Total expenses decreased from $218,000 to $161,000 during this three month period as compared to the prior year period. Direct costs declined $25,000, primarily the result of lower depreciation expense during the 1999 period as compared to the prior year, as more of the Company's assets became fully depreciated. Salaries and related increased 10% from $80,000 to $88,000, due in part to additional expenses related to training multiple new employees. Marketing, general and administrative costs were reduced significantly from $66,000 to $31,000, primarily the result of a provision for doubtful receivables recorded in the prior year period. Financial, legal and consulting decreased from $13,000 to $8,000, the result of decreased merger-related activities compared to the prior year period.

         Other income (expense), net decreased to $2,000 of expense for the three months ended September 30, 1999, from $33,000 for the comparative prior year period, primarily the result of having recorded in 1998 unrealized losses relating to mark-to-market adjustments for other than temporary declines in market values of certain of the Company's investment in marketable securities.

         Discontinued operations had net losses of $16,000 for the three months ended September 30, 1998. As a result of the sale of discontinued operations in September 1998, the Company recorded a gain on disposition of $137,000 representing the excess of liabilities over the net book value of assets sold and disposition costs.

Financial Condition, Liquidity and Capital Resources

         Net cash used by operating activities for the nine months ended September 30, 1999 was $69,000, an improvement of $207,000 as compared to the $276,000 used during the prior year period. The improvement was primarily the result of the lower net loss in 1999 compared to 1998. Net cash provided by investing activities increased to $246,000 from $98,000 due to the receipt of $319,000 merger termination settlement proceeds offset by the decrease in receipt of payments on notes receivable, such decrease due to a declining investment in notes receivable, as well as an advance on notes receivable as described in Note 4 to the financial statements.

         At September 30, 1999, the Company's principal current assets consisted primarily of $315,000 of cash, most of which was invested in short-term, interest-bearing investments with banks and other financial institutions,

$100,000 of notes receivable, and $48,000 of net accounts receivable. The Company's investment in 150,000 shares of ISN common stock is included in investments in equity securities at its estimated fair value of $150,000 at September 30, 1999. The Company's total liabilities of $362,000 consisted of $39,000 in accounts payable and accrued payroll and related liabilities, $6,000 of unearned income, $152,000 in accrued liabilities of discontinued operations, and $165,000 of long-term debt.

         The Company incurred a net loss of $30,000 for the nine months ended September 30, 1999, which included a gain on termination of merger settlement of $60,000. The Company incurred net losses of approximately $2 million in 1996, $3 million in 1997 and $322,000 in 1998. While losses from operations have decreased significantly, the Company has not yet consistently generated positive cash flows from operations. In 1998, the Company's securities were delisted from the Nasdaq SmallCap Market as a result of non-compliance with tangible net worth continued listing requirements. These are among conditions which raise substantial doubt about the Company's ability to continue as a going concern.

         The Company has taken actions to reduce negative cash flows, including disposing of portions of the business, reducing general and administrative expenses, and minimizing capital expenditures. The ability of the Company to generate positive cash flows from operations and net income, is dependent on, among other things, overall market conditions, the yet-to-be-determined receptiveness of the Dallas market to the Company's new advertising product which the Company introduced in the second quarter of 1999, the recovery of recorded assets, cost control, and the Company's ability to raise capital under acceptable terms. While the Company has had some successes in certain of these endeavors in the past, there can be no assurance that its efforts will be successful in the future. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

         The Company has been advised that an action in damages for breach of settlement agreement has been commenced against the Company in connection with the April 1998 settlement agreement with the former shareholder of hip Communications. As part of that settlement agreement, the Company was required to transfer the "hip.com" domain name to the former shareholder. The Company has not transferred the domain name and no longer has registration rights to such domain name. The Company has contacted the party which has such registration rights and is attempting to reacquire the hip.com domain name, but to date it has not been successful in these efforts. The Company has suggested a list of alternative but similar domain names it would transfer to Plaintiff, but as of this date, no agreement has been reached. Due to the early stage of this litigation, the Company is unable to determine the consequences, monetary or otherwise, which might result from the outcome of this uncertainty.

         In January 1999, the Company was named as one of approximately 150 defendants in a lawsuit brought before the United States Bankruptcy Court for the Northern District of Texas Dallas Division by the Chapter 7 Trustee for the estate of Dally Advertising, Inc. ("Dally"). Through this action, the Trustee seeks to avoid as preferences and to recover certain payments made by Dally within 90 days of the January 1997 filing of its bankruptcy petition. Dally was one of the Dallas Transit Network customers. The Complaint to Recover seeks $28,656 of payments allegedly made to the Company. The Company has responded to the Court regarding this matter, among other things, denying the allegations of preferential transfer, asserting its own affirmative defenses, and requesting the Court to deny the relief requested by the Plaintiff. In August 1999 the Trustee requested and was granted a continuance, and a trial date has subsequently been scheduled for January 2000. The Company is unable to determine the consequences, monetary or otherwise, which might result from the outcome of this uncertainty.

Item 5.   Other Information

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            Digital Data Networks, Inc.
                                            (Registrant)


Date:     November 12, 1999          By:    /s/   Donald B. Scott, Jr.
                                            ------------------------------
                                            Donald B. Scott, Jr., President



Date:     November 12, 1999          By:    /s/   Richard J. Boeglin
                                            ----------------------------
                                            Richard J. Boeglin
                                            Vice President, Finance & Operations