Form 10KSB
period 1999-12-31
DIGITAL DATA NETWORKS INC
filed 2000-03-23
CIK 949371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934 [Fee Required] For the fiscal year ended December 31, 1999.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year were $589,000.

The aggregate market value of the voting stock held by non-affiliates of the issuer on January 28, 2000 was approximately $690,287.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 2000, 2,314,597 shares of Common Stock and 1,840,000 Common Stock Purchase Warrants were outstanding.

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

         In 1996, the Company acquired three Internet related businesses, and in 1998 disposed of such businesses.

         The Company incurred net losses of approximately $2 million and $3 million during 1996 and 1997, and $322,000 and $57,000 during 1998 and 1999.
While losses from operations have decreased significantly, the Company has not yet consistently generated positive cash flows from operations. The Company has taken actions to reduce negative cash flows, including disposing of portions of the business, reducing general and administrative expenses, and minimizing capital expenditures. The Company has pursued merger possibilities and continues to do so.

The Transit Network's Digital Information Network

         Background

         The Transit Network's digital information network is a network of computerized electronic displays that delivers transit authority messages, news, information and may optionally include advertising, to riders on-board public transit vehicles. The network consists of specialized electronic LED displays, transmission protocol, and control software. The system requires an agreement with a local FM radio station for the use of an FM subcarrier frequency.

         The electronic display utilized on the DART buses is approximately six inches high by twenty-six inches in length, strategically located behind and slightly above the driver, and is visible from most areas inside the vehicle. The software for the digital information network is licensed from Sunrise Systems. See "--Digital Information Network Technology" and "--Software License."

         News briefs, weather, trivia questions, sports reports and transit authority information are continuously presented, and can be interspersed with advertising messages as well. The program sequence runs approximately 12-15 minutes, generally assuring that the full program cycle is viewed more than once during an average commute, which lasts approximately 30 minutes according to United States Department of Transportation statistics. Programs are usually updated twice a day, changing content to reflect the demographic profile of riders at different times, to update the news, and to include new information from the transit authority. By accessing the Internet, the Company is able to obtain current programming information on news, weather, sports and entertainment, and can monitor stories throughout the day, allowing for news stories to be changed more frequently if the events of the day warrant such updates. Advertising copy is usually supplied by the advertiser, while public service and transit information announcements are provided by the transit authority.

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

         Dallas Area Rapid Transit

         The Transit Network's Dallas operation serves as a prototype for operations in a large transit market. In a recent industry survey, Dallas ranked 21st in the United States bus transit market, with approximately 815 vehicles. The Company entered into a contract with DART in October 1990, which granted the Company exclusive rights to install and operate its digital information network on-board DART's buses for a period of five years. Installation of the DART system was completed in August 1993. The Company and DART entered into a new contract in 1995 for an additional three years. In 1997, the Company and DART modified their contract, whereby the Company was granted approval to install its electronic information system on DART's forty (40) light rail vehicles, the installation of which was completed in July 1998. Simultaneously, the contract was extended through October 2001. Under the existing contract, the Company pays DART 4% of its gross advertising receipts. In addition, DART has reserved a permanent position on the digital information network program for its exclusive use, as well as limited access to advertising space for its own printed material. The Company must reserve up to 30% of available space on interior advertising panels and one message block on the digital information network during each cycle of messages for DART'S use and public service announcements. Advertising revenues from the interior advertising panels account for less than five percent of total advertising revenues and the reservation of advertising space to DART does not materially affect the Company's total advertising revenues. Maintenance of the digital information network is subcontracted to an independent party. Each bus is inspected monthly to ensure that the hardware is functioning properly and the program is accurately displayed. Defective hardware is returned to Sunrise Systems for repair or replacement.

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

Terminated Merger Settlement

         In February 1999, the Company entered into a Settlement Agreement and Mutual Release with Internet Sports Network, Inc. ("ISN") terminating the October 1998 Agreement and Plan of Merger between the parties. In connection with the Settlement Agreement, the Company received approximately $320,000 cash and delivered shares of ISN common stock to ISN such that the Company retained ownership of 150,000 shares of ISN common Stock. The recorded value of the 475,000 ISN shares delivered to ISN pursuant to the Settlement Agreement of $190,000 and costs incurred of $69,000 relating to the merger were removed from investments in equity securities and other assets, respectively. Cash received exceeded the recorded value of ISN related assets, exclusive of the remaining recorded value of the retained shares, by $60,000 and is included in other income in the accompanying consolidated statement of operations as gain on settlement in 1999.

         The Company's investment in 150,000 shares of ISN common stock (the "ISN Stock") had a cost of $60,000 when purchased in mid-1998, which approximated its estimated fair value during periods preceding the settlement. ISN stock is included in investments in equity securities at its estimated fair value of $150,000 at December 31, 1999. The increase in unrealized appreciation on these available-for-sale equity securities is included as a separate component of stockholders' equity.

ACIS Acquisition

         In 1997, the Company entered into a letter of intent with Advanced Communication and Information Services, Inc. ("ACIS") to acquire all of the capital stock of ACIS in exchange for DDN common stock. Pursuant to the letter of intent, the Company forwarded ACIS approximately $1.05 million cash under terms of promissory notes. ACIS defaulted on repayment of amounts owed, and in April 1998, the Company received a judgment against ACIS in the principal amount of approximately $1.35 million, but has not received any payment from ACIS. The Company continues to monitor various collection actions. There can be no assurance that the Company will recover any, all or part of this judgment. The entire amount of the receivable was reserved during 1997. See "Legal Proceedings."

Employees

         As of January 31, 2000, the Company had five employees, of which four were employed full-time, and one part-time.

Item 2.     Properties.

         The Company leases approximately 1,370 square feet in Dallas for approximately $2,500 per month pursuant to a 2-year lease that commenced December 1, 1999.

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

         In January 1999, the Company was named as one of approximately 150 defendants in a lawsuit brought before the United States Bankruptcy Court for the Northern District of Texas Dallas Division by the Chapter 7 Trustee for the estate of Dally Advertising, Inc. ("Dally"). Through this action, the Trustee seeks to avoid as preferences and to recover certain payments made by Dally within 90 days of the January 1997 filing of its bankruptcy petition. Dally was one of The Transit Network customers. The Complaint to Recover seeks $28,656 of payments allegedly made to the Company. The Company has responded to the Court regarding this matter, among other things, denying the allegations of preferential transfer, asserting its own affirmative defenses, and requesting the Court to deny the relief requested by the Plaintiff. In August 1999 the Trustee requested and was granted a continuance until January 2000. In January 2000, the Trustee requested another continuance, which was granted, and a trial date has subsequently been scheduled for April 2000. The Company is unable to determine the consequences, monetary or otherwise, which might result from the outcome of this uncertainty.

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of such legal matters will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the fourth quarter of 1999.

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

                                               Common Stock                                     Warrants
                                        ----------------------------                    -----------------------------
           Period                       High                     Low                    High                     Low
           ------                       ----                     ---                    -----                    ---
1998:
1st Quarter                          $    0.88               $   0.25                 $   0.25                $   0.03
2nd Quarter                               2.81                   0.41                     0.78                    0.03
3rd Quarter                               1.25                   0.25                     0.22                    0.03
4th Quarter                               1.63                   0.13                     0.44                    0.03
1999:
1st Quarter                               1.00                   0.35                     0.13                    0.05
2nd Quarter                               0.75                   0.15                     0.05                    0.00
3rd Quarter                               0.34                   0.14                     0.00                    0.00
4th Quarter                               0.26                   0.06                     0.00                    0.00



         The above prices represent inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. Prices for warrants reported at less than $0.01 have been presented in the table above at $0.00.

         (b) As of January 28, 2000, the Company had approximately 161 shareholders of record and 23 warrantholders of record.

         (c) The Company has never paid cash dividends on its Common Stock, and currently intends to retain earnings, if any, for use in the operation of its business and therefore does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

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

Background

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

Subsequent to its public offering, the Company completed three business acquisitions. In June 1996, the Company acquired all of the outstanding common stock of (i) ProNet, a Vancouver, British Columbia, Canada based internet service provider, for 100,000 shares of Company common stock, and (ii) Cyber America, also an internet-related business, for 50,000 shares of Company common stock. In September 1996, the Company acquired for 30,000 shares of Company common stock, all of the outstanding common stock of hip Communications Inc., a web page design firm, whose operations were combined with ProNet's.

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

In February 1999, the Company entered into a Settlement Agreement and Mutual Release with Internet Sports Network, Inc. ("ISN") terminating the October 1998 Agreement and Plan of Merger between the parties. In connection with the Settlement Agreement, the Company received approximately $320,000 cash and delivered shares of ISN common stock to ISN such that the Company retained ownership of 150,000 shares of ISN common Stock. The Company's investment in 150,000 shares of ISN common stock had a cost of $60,000 when purchased in mid-1998, which approximated its estimated fair value during periods preceding the settlement. The recorded value of the 475,000 ISN shares delivered to ISN pursuant to the Settlement Agreement of $190,000 and costs incurred of $69,000 relating to the merger were removed from investments in equity securities and other assets, respectively. Cash received exceeded the recorded value of ISN related assets, exclusive of the remaining recorded value of the retained shares, by $60,000 and is included in other income in the accompanying consolidated statement of operations as gain on settlement.

Results of Operations

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

         1999 Compared to 1998

The loss from continuing operations decreased to $57,000 in 1999 as compared to $409,000 in 1998. Revenues increased to $589,000 for the year ended December 31, 1999 as compared to $574,000 for the prior year, generally the increase resulting from new clients, as renewals from continuing clients remain relatively comparable. Total expenses decreased from $972,000 to $724,000 during 1999 as compared to 1998. Direct costs remained relatively unchanged during 1999 as compared to 1998, decreasing slightly in amount and as a percent of revenues. Salaries and related decreased approximately 10%, or $36,000, as a result of elimination of certain executive salaries, which was in effect for all of 1999 and a portion of 1998. Marketing, general and administrative costs decreased $206,000 in 1999 due to $80,000 of stock-based compensation expense recorded in 1998 relating to certain repriced stock options, $55,000 of such expense reversed in 1999 as a result of declines in the market price of the Company's common stock, and due to reduced corporate related costs as a result of reduced merger and investment related activity.

Other income, net increased from $11,000 of net expense during 1998 to $78,000 of net income, primarily the result of the $60,000 gain on termination of merger settlement as described in Note 3 to the financial statements.

Discontinued operations had net losses of $50,000 for 1998. As a result of the sale of discontinued operations in 1998, the Company recorded a gain on disposition of $137,000 representing the excess of liabilities over the net book value of assets sold and disposition costs.

The Company continues to record a valuation allowance for the full amount of deferred income taxes, which would otherwise be recorded for tax benefits relating to operating losses, as realization of such deferred assets cannot be determined to be more likely than not.

Financial Condition, Liquidity and Capital Resources

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of such legal matters will not have a material adverse impact on the Company's financial position, results of operations or cash flows. (See Legal Proceedings.)

Net cash used by operating activities during 1998 and 1999 was $208,000 and $12,000, respectively. Cash used by operating activities was, for the most part, due to net losses for such years, such losses having decreased significantly as compared to respective preceding years. Investing activities provided $246,000 of cash in 1999, as compared to using cash of $160,000 in 1998. During 1999 cash was provided primarily by $319,000 of proceeds from the ISN merger settlement, offset by $100,000 of advances to one of the Company's directors. During 1998, cash was used primarily by $319,000 of investments in ISN and related merger costs and $131,000 of capital expenditures relating to installation of equipment on DART light rail vehicles, offset by $290,000 of payments received on notes receivable.

The Transit Network Division is currently re-installing the Company's information system on new DART buses that are periodically being added to DART's fleet to replace older buses. The Company is funding re-installations primarily from operations and, to a lesser extent, from existing cash and cash equivalents.

At December 31, 1999, the Company's principal current assets consisted primarily of approximately $372,000 of cash and cash equivalents, most of which was invested in short-term, interest-bearing investments with banks and other financial institutions, $56,000 of net accounts receivable and $81,000 of notes receivable. The Company's investment in 150,000 shares of ISN common stock is included in investment in equity securities at its estimated fair value of $150,000. The Company's total liabilities of $484,000 consisted primarily of $69,000 in accounts payable and accrued payroll and related liabilities, unearned income of $98,000, other accrued liabilities of $151,000, and $166,000 of long-term debt.

The Company incurred net losses of approximately $2 million and $3 million during 1996 and 1997, and $322,000 and $57,000 during 1998 and 1999. While losses from operations have decreased significantly, the Company has not yet consistently generated positive cash flows from operations. In 1998, the Company was notified that the Company's securities were delisted from the Nasdaq SmallCap Market as a result of non-compliance with tangible net worth continued listing requirements. As noted in an explanatory paragraph in the Report of Independent Certified Public Accountants on the Company's consolidated financial statements, these conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has taken actions to reduce negative cash flows, including disposing of portions of the business, reducing general and administrative expenses, and minimizing capital expenditures. The Company has pursued merger possibilities and continues to do so. The ability of the Company to generate positive cash flows from operations and net income, is dependent on, among other things, market conditions, the receptiveness of the Dallas market to the Company's new product introduced in 1999, the recovery of recorded assets, cost control, and the Company's ability to raise capital under acceptable terms. While the Company has had some successes in certain of these endeavors in the past, there can be no assurance that its efforts will be successful in the future. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The Company has not experienced any difficulties nor incurred any incremental costs in connection with Year 2000 related matters. Based on current information, management believes that modifications, if any, necessary to operate and effectively manage the Company will be performed and that related costs will not have a material impact on the Company's results of operations, cash flows or financial condition of future periods.

Item 7.     Financial Statements.

                                                                         Page

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

         Notes to Financial Statements                               F-7 to F-14

Item 8.     Changes In and Disagreements With Accountants on Accounting and
              Financial Disclosure.

         None.


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                       Compliance With Section 16(a) of the Exchange Act.

                        DIRECTORS AND EXECUTIVE OFFICERS

         Information regarding the executive officers and directors of the Company as of December 31, 1999 is as follows:

Name                                   Age             Position with the Company

Donald B. Scott, Jr.                   44               President and Chairman
                                                          of the Board

James F. Biagi, Jr.                    43               Secretary and Director

Robert F. Hussey                       50               Director

Richard J. Boeglin                     42               Vice President,
                                                          Finance and Operations
                                                        Chief Financial Officer

Susan E. Hassel                        53               Vice President, Sales

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

         Richard J. Boeglin has served as Vice President of Finance and Operations and the Chief Financial Officer since April 1995. He has been with the Company since 1991. He has thirteen years of management experience, including direct management of transit system design, development and installation. From 1987 to 1991, Mr. Boeglin worked in the outdoor advertising industry.

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

Item 10.          Executive Compensation.

The following table sets forth certain information regarding cash and non-cash compensation paid by the Company during each of the Company's last three fiscal years to the Company's Chief Executive Officer and the other most highly compensated executive officer of the Company whose annual compensation exceeded $100,000 during the fiscal year ended December 31, 1999 (the "Named Persons").

                                                     Annual Compensation           Long-Term Compensation
                                                                                            Awards

Name and                                                                                 Securities
Principal Position                      Year           Salary           Bonus        Underlying Options
Donald B. Scott, Chairman               1999           $  -0-           $ 20,000                20,000
  of the Board and President            1998             38,000              -0-                 -0-
                                        1997            150,500              -0-                 -0-


Susan E. Hassel, V.P. Sales             1999           $125,561         $    -0-                 8,943
                                        1998            121,929              -0-                 -0-
                                        1997            115,641              -0-                 -0-
----------------


With respect to the Named Persons, the Company's Board of Directors awarded the Company's President and Chairman of the Board 20,000 options and $20,000 (of which $10,000 was used to reduce his note with the Company). No options were exercised by the Named Persons during 1999. The following table sets forth information with respect to unexercised options held by the Named Persons at December 31, 1999.

                                              Number of
                                             Securities            Value of
                                             Underlying           Unexercised
                                             Unexercised         In-the-Money
                                             Options at             Options

                                               Fiscal         At Fiscal Year-End

                Name                         Year-End (1)              (1)
                                                      ---              ---


Donald B. Scott, President                     176,408              $ 7,820

Susan E. Hassel, V.P. Sales                     26,738              $ 1,337


 (1) All options were exercisable on December 31, 1999. The value of unexercised options is based on an estimated fair market value of the Company's Common Stock on December 31, 1999, of $.30 per share.

                            COMPENSATION OF DIRECTORS

         As compensation for serving in 1999, directors were granted a total of 90,000 options to purchase the Company's common stock at an exercise price of $.50 per share, exercisable for ten years. Messrs. Hussey, Biagi and Scott were granted 40,000 options, 30,000 options and 20,000 options, respectively. Additionally, Mr. Hussey was awarded $35,000, of which $25,000 was used to reduce the note he has with the Company; Mr. Scott was awarded $20,000, of which $10,000 was used to reduce his note with the Company; and Mr. Biagi was awarded $10,000. (See also Item 12, Certain Relationships and Transactions, regarding consulting fees paid to two of the Company's directors.)

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of December 31, 1999, by
(i) each person or entity who beneficially owns 5% or more of the Common Stock,
(ii) each director, (iii) the Named Persons, and (iv) all officers and directors of the Company as a group. Unless otherwise noted, the persons and entities named below have sole voting and investment power with respect to such shares.


Name of                             Total Beneficial Ownership        Percent of Class Beneficially
Beneficial Owner                            (including options)             Owned as of December 31, 1999
----------------                            -------------------             -----------------------------
Whiterock, Inc.                                       228,500 (1)                                 9.0%
Donald B. Scott, Jr., Chairman of
   the Board and President                            188,001 (2)                                 7.5%
James F. Biagi, Jr., Secretary and Director           119,133 (3)                                 4.9%
Robert F. Hussey, Director                            150,000 (4)                                 6.1%
Susan E. Hassel, V.P. Sales                            27,857 (5)                                 1.2%
All Executive Officers and Directors                  549,026 (6)                                19.2%
  as a group (5 persons)
-----------------------

(1)      According to a Schedule 13d filed with the Securities and Exchange
           Commission, Whiterock, Inc. is a Texas corporation, principally engaged in the business of investments, of which Mr. Kevan Casey is founder, president and chairman of the board.
(2)      Includes options to purchase 176,408 shares, and 750 Common Stock
           Purchase Warrants exercisable within 60 days.
(3)      Includes options to purchase 119,133 shares exercisable within 60 days.
(4)      Includes options to purchase 150,000 shares exercisable within 60 days.
(5)      Includes options to purchase 26,738 shares exercisable within 60 days.
(6)      Includes options to purchase 534,636 shares, and 750 Common Stock
           Purchase Warrants exercisable within 60 days.

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

         During the period June 1996 through July 1997, through advances and the payment of personal expenses, the Company's president and CEO, Donald B. Scott, owed the Company approximately $42,000. The Company has been accruing interest at various rates on this amount over the years. The Company's Board of Directors awarded Mr. Scott $20,000 for services performed as a director in 1999, of which $10,000 was used to reduce his note with the Company. As of December 31, 1999, the balance of Mr. Scott's receivable was $39,000.

         In April 1999 the Company advanced one of its directors, Robert F. Hussey, $100,000 pursuant to a promissory note bearing interest at the rate of 8% per year. The original note was to mature in September 1999, and has been extended to June 30, 2000. This note is collateralized by Mr. Hussey's 25,000 shares of ISN stock, as well as 150,000 of Mr. Hussey's options to purchase the Company's common stock. The Company's Board of Directors awarded Mr. Hussey $35,000 for services performed as a director in 1999, of which $25,000 was used to reduce his note with the Company. As of December 31, 1999, the balance of Mr. Hussey's receivable was $81,000.

         The Company believes that the foregoing transactions with its officers and directors were on terms no less favorable than could have been obtained from independent third parties. All future transactions with such persons will also be on terms no less favorable than could be obtained from independent third parties.

Item 13.     Exhibits and Reports on Form 8-K.

          (a)   Exhibits - consent of independent certified public accountants dated March 13, 2000.

                                     EXHIBIT

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Digital Data Networks, Inc.
Dallas, Texas

We hereby consent to the incorporation by reference in the Company's Form S-8 of our report dated January 27, 2000 relating to the consolidated financial statements of Digital Data Networks, Inc. appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

BDO Seidman, LLP
Seattle, Washington
March 13, 2000

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DIGITAL DATA NETWORKS, INC.
                                        (Registrant)


                                 By:    /s/  Donald B. Scott
                                        ---------------------------------------
                                        Donald B. Scott, Chairman of the Board
                                        (Principal Executive Officer)

                                 Date:  March 23, 2000


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signatures                                  Capacity                            Date
/s/  Donald B. Scott                Chairman of the Board,              March 23, 2000
------------------------------      President, Director,
Donald B. Scott                     (Principal Executive Officer)


/s/  James F. Biagi, Jr.            Secretary and Director              March 23, 2000
--------------------------------
James F. Biagi, Jr.


/s/  Robert  F. Hussey              Director                            March 23, 2000
------------------------------
Robert F. Hussey

/s/  Richard J. Boeglin             Vice President, Finance and         March 23, 2000
-------------------------------     Operations (Principal Financial
Richard J. Boeglin                  and Accounting Officer)

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

Notes to Financial Statements                                        F-7 to F-14

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Digital Data Networks, Inc.


         We have audited the accompanying consolidated balance sheets of Digital Data Networks, Inc. and its subsidiaries ("the Company"), as of December 31, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Data Networks, Inc. and its subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

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

BDO Seidman, LLP
Seattle, Washington

January 27, 2000

                           DIGITAL DATA NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                          December 31,
                                                                                  -----------------------------

                                                                                      1998              1999
                                                                                      ----              ----
Current assets

  Cash and cash equivalents                                                         $  151            $  372
  Trade accounts receivable, net of allowances
     for doubtful accounts of $7 and $8                                                 38                56
  Prepaid expenses and other current assets                                             46                 3
  Receivables from officer and director, net of reserves (Note 9)                        -                81

     Total current assets                                                              235               512
Equipment, net (Notes 5 and 6)                                                         102                28
Investments in equity securities (Note 3)                                              264               150
Other assets (Note 3)                                                                   71                 2
                                                                                 ---------         ---------

Total assets                                                                        $  672             $ 692
                                                                                    ======             =====


Current liabilities

  Accounts payable                                                                   $  36             $  49
  Accrued payroll and related                                                           14                20
  Current portion of long-term debt                                                     13                 -
  Unearned income                                                                       68                98
  Other accrued liabilities                                                            152               151
                                                                                 ---------         ---------
     Total current liabilities                                                         283               318

Long-term debt and accrued interest, less current portion (Note 6)                     159               166
                                                                                 ---------         ---------
     Total liabilities                                                                 442               484
                                                                                 ---------         ---------

Commitments and contingencies (Notes 2, 8, 11, and 12)

Stockholders' equity  (Note 8)
  Preferred stock, no par value, 1,000,000 shares authorized,
     no shares issued or outstanding                                                     -                 -
  Common stock, no par value, 10,000,000 shares authorized,
    2,314,597 shares issued and outstanding                                         13,473            13,418
  Treasury stock, at cost, 30,000 shares                                               (7)               (7)
  Unrealized appreciation on equity securities available
    for sale (Note 3)                                                                    -                90
  Accumulated deficit                                                             (13,236)          (13,293)
                                                                                 ---------         ---------
     Total stockholders' equity                                                        230               208
                                                                                 ---------         ---------

     Total liabilities and stockholders' equity                                     $  672            $  692
                                                                                    ======            ======







                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in Thousands, Except Per Share Data)

                                                                                  Year Ended December 31,
                                                                                   1998             1999
                                                                                   ----             ----
Revenues                                                                         $   574          $   589
                                                                                 -------          -------

Expenses:
   Direct operating costs                                                            203              197
   Salaries and related                                                              373              337
   Marketing, general and administrative                                             396              190
                                                                                 -------          -------

      Total expenses                                                                 972              724
                                                                                 -------          -------

Other income (expense):
   Interest expense                                                                   (7)             (10)
   Investment income (loss)                                                           (4)              28
   Gain on merger termination settlement (Note 3)
                                                                                       -               60
                                                                                 -------          -------
      Total other income, net                                                       (11)               78
                                                                                 -------          -------


Loss from continuing operations                                                    (409)              (57)

Loss from discontinued operations (Note 4)                                          (50)                -

Gain on disposition of discontinued operations (Note 4)                              137                -
                                                                                 -------          -------


Net loss                                                                         $ (322)          $  (57)
                                                                                 =======          =======

Loss from continuing operations per share                                       $ (0.18)         $ (0.02)

Gain from discontinued operations per share                                         0.04               -
                                                                                 -------          -------


Net loss per share - basic and diluted                                          $ (0.14)         $ (0.02)
                                                                                ========         ========

Weighted average shares outstanding                                                2,305            2,284
                                                                                ========         ========















                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in Thousands)

                                                                                                                   Unrealized
                                                                                                    Cumulative    Appreciation
                                                                                                     Foreign       on Equity
                                                                                                     Currency      Securities
                                              Common Stock        Treasury Stock     Accumulated    Translation    Available
                                          Shares     Amount     Shares     Amount      Deficit      Adjustment     For Sale    Total
                                          ------     ------     ------     ------      -------      ----------     --------    -----
Balance, December 31, 1997                2,339    $ 13,399          -     $    -    $ (12,914)      $    5       $    -     $  490

Net loss                                      -           -          -          -         (322)           -            -       (322)
Foreign currency translation                  -           -          -          -            -           (5)           -         (5)
Total comprehensive income                    -           -          -          -            -            -            -       (327)
Variable stock option plan
   compensation (Note 8)                      -          80          -          -            -            -            -         80
Acquisition of Treasury stock
   (Note 12)                                  -           -         30         (7)           -            -            -         (7)
Cancellation of shares (Note 8)             (25)         (6)         -          -            -            -            -         (6)
                                         --------  --------    --------  --------     --------     --------     --------    --------

Balance, December 31, 1998                2,314      13,473         30         (7)     (13,236)           -            -        230

Net loss                                      -           -          -          -          (57)           -            -        (57)
Unrealized appreciation on equity
   securities available for sale              -           -          -          -            -            -           90         90
Total comprehensive income                    -           -          -          -            -            -            -         33
Variable stock option plan
   compensation (Note 8)                      -         (55)         -          -            -            -            -        (55)
                                         --------  --------    --------  --------     --------     --------     --------    --------

Balance, December 31, 1999                2,314    $ 13,418         30      $  (7)   $ (13,293)      $    -       $   90     $  208
                                         =======   ========    ========    ======    ==========      ======      =======     ======


                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in Thousands)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                Year Ended December 31,

                                                                                      1998        1999
Cash flows from operating activities
Net Loss                                                                            $   (322)          (57)
   Adjustments to reconcile net loss to net cash
     used by operating activities
       Depreciation and amortization                                                     140            74
       Provision for doubtful notes and other receivables                                 60             1
       Compensatory option expense                                                        80           (55)
       Gain on disposition of discontinued operations                                   (137)            -
       Gain on merger termination settlement                                               -           (60)
       Other non-cash operating expense                                                   37             -
       Decrease in prepaid expenses and other current assets                              31            43
       Increase (decrease) in accounts payable and other current                        (120)           48
liabilities
       Other

                                                                                          23            (6)
                                                                                          --            ---
Net cash used by operating activities                                                   (208)          (12)
                                                                                  -----------   ------------

Cash flows from investing activities
   Purchases of equipment                                                               (131)            -
   Advances on notes receivable to director                                                -          (100)
   Advances to / investments in acquisition targets                                     (250)            -
   Payments of merger costs                                                              (69)            -
   Proceeds from terminated merger settlement                                              -           319
   Receipt of payments on notes receivable
                                                                                         290            27
                                                                                         ---            --
Net cash provided (used)  by investing activities                                       (160)          246
                                                                                    --------    -----------

Cash flows from financing activities
   Debt principal payments                                                               (21)          (13)
                                                                                    ---------  ------------
Net cash used by financing activities                                                    (21)          (13)
                                                                                    ---------  ------------

Net increase (decrease) in cash and cash equivalents                                    (389)          221

Cash and cash equivalents
   Beginning of year                                                                     540           151
                                                                                ------------  ------------

   End of year                                                                        $  151        $  372
                                                                                      ======        ======


Supplemental disclosures of non-cash investing and financing activities
   Debt assumed by Purchaser upon sale of ProNet                                      $  100             -






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

Principles of Consolidation - The consolidated financial statements of DDN include the accounts of its subsidiaries after elimination of intercompany balances and transactions.

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

Investments in Equity Securities - The Company's investments in equity securities are stated at estimated market value and considered available for sale. Unrealized appreciation on equity securities available for sale are recorded as a separate component of stockholders' equity. Unrealized losses of approximately $37,000 relating to mark-to-market adjustments for other than temporary declines in market value are included in investment income (loss) for 1998 in the accompanying statements of operations.

Income Taxes - The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires recognition of deferred income taxes to provide for temporary differences between financial reporting and tax basis of assets and liabilities. Deferred taxes are measured using enacted tax rates expected to be in effect in years in which temporary differences are expected to reverse.

Fair Value of Financial Instruments - Carrying amounts reported in the balance sheet for cash and cash equivalents, trade accounts receivable, notes receivable, other current assets, accounts payable and other accrued expenses approximate fair value because of their immediate or short-term nature. The carrying amount reported in the balance sheet for investments in equity securities approximates fair value because they are stated at estimated market value based upon recent transactions in such securities. The fair value of long-term debt approximates its carrying value because the stated rates of the debt either reflect recent market conditions or are variable in nature.

Note 1 Description of Business and Summary of Significant Accounting Policies (continued)

Revenue Recognition - The Company records revenue over the contractual period which services are provided. To the extent payment is received in advance of the contractual period expiration, such prepaid amounts are recorded as unearned income until services are provided.

Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. If stock options are repriced, the effects of changes in the stock price are recognized as compensation expenses in accordance with accounting for variable stock option plans. Had the Company accounted for stock-based compensation at fair value in accordance with SFAS 123, the pro forma financial statement effect would have been insignificant.

Net Loss Per Share - Basic "Earnings Per Share" ("EPS") is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As the Company's stock options and warrants for approximately 2.6 million shares of Company common stock at December 31, 1998 and 1999 are antidilutive, only basic EPS is presented. These securities could potentially dilute future EPS calculations.

Accounting Estimates - Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenues and expenses during reported periods. Actual results could differ from those estimates.

Comprehensive Income - In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of the net loss for the year and currency translation adjustments in 1998 and unrealized appreciation on equity securities available for sale in 1999, and is presented in the consolidated statement of stockholders' equity. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

Note 2  Financial Condition, Liquidity and Going Concern

The Company incurred net losses of approximately $2 million and $3 million during 1996 and 1997 and $322,000 and $57,000 for 1998 and 1999. While losses from operations have decreased significantly, the Company has not yet consistently generated positive cash flows from operations. In 1998, the Company was notified that the Company's securities were delisted from the Nasdaq SmallCap Market as a result of non-compliance with tangible net worth continued listing requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company's investment in 150,000 shares of ISN common stock (the "ISN Stock") had a cost of $60,000 when purchased in mid-1998, which approximated its estimated fair value during periods preceding the settlement. ISN stock is included in investments in equity securities at its estimated fair value of $150,000 at December 31, 1999. The increase in unrealized appreciation on these available-for-sale equity securities is included as a separate component of stockholders' equity.

Note 4  Disposition of Internet Services Segment

Pursuant to a September 1998 Asset Purchase Agreement, the Company's wholly-owned subsidiary, DDN Canada, sold all of its assets and interests in its internet services business to ProNet Communications, Inc. ("ProNet"), the principals of which include DDN's former Chief Operating Officer and a former DDN Director, both of whom are DDN shareholders (the "Principals"). ProNet assumed DDN Canada liabilities relating to the internet business and released the Company from, among other things, amounts owed by DDN to the Principals, which approximated $100,000, and received $20,000 cash from the Company. The excess of liabilities over the net book value of assets sold and disposition costs is reported as gain on disposition of discontinued operations. The accompanying statements of operations present the results of the internet services segment operations as a one-line item net loss from discontinued operations.

Note 5  Equipment

Equipment consists of the following (in thousands):

                                                                 December 31,
                                                            1998           1999
                                                            ----           ----
Equipment installed in public transit vehicles             $ 1,473      $ 1,473
Office equipment and other                                      72           72
                                                         ---------     --------
                                                             1,545        1,545
Accumulated depreciation                                    (1,443)      (1,517)
                                                         ---------     --------
Equipment, net                                              $  102       $   28
                                                            ======       ======

Note 6  Note Payable and Long-Term Debt

Long-term debt consists of the following (in thousands):

                                                              December 31,
                                                        1998               1999
                                                        ----               ----
5% promissory note due a company, due in
   full on October 2001, including
   accrued interest of $15 and $22,
   secured by equipment installed in
   public transit vehicles                           $   159            $   166

8.5% note due a bank, payable monthly,
   due July 1999, secured by equipment                    13                  -
                                                   ---------          ---------

Total                                                    172                166
Less current portion                                      13                  -
                                                   ---------          ---------

Long-term debt and accrued interest,
   less current portion                                $ 159            $   166
                                                ============       ============


All of the Company's long-term debt at December 31, 1999 is scheduled to mature in 2001. Total cash paid for interest approximated $2,000 during 1998 and 1999.

Note 7  Software License and Supply Agreement

Pursuant to terms of a 1993 agreement, as amended, the Company's Transit Network Division licenses substantially all of its computer software, which is an essential element of the digital information network, from Sunrise Systems, Inc. ("Sunrise Systems"), an electronics supplier and software development company. The fully-paid license provides the Company with exclusive rights to such software in metropolitan areas of the United States and Canada with populations over 100,000 and nonexclusive rights elsewhere in the world.

Note 8  Common Stock and Stock Options

In February 1996, the Company closed its initial public stock and warrant offering and received net cash proceeds of approximately $5.8 million, after deduction for underwriters commissions and certain other offering related costs. The Company issued 1,322,500 shares of its common stock and 1,840,000 of its common stock purchase warrants. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $6 per share during the five years commencing upon issuance. The warrants are redeemable after one year, under certain circumstances.

The Company has granted to certain of its promissory note holders, stockholders, officers, directors, employees, suppliers, consultants and financial advisors non-qualified options and warrants to purchase shares of Company common stock. Options generally expire within 5 to 10 years of grant. During 1998, the Company granted to non-employee directors in exchange for services a total of 30,000 options to purchase common shares at an exercise price of $0.25 per share, expiring in 2003, and in 1999 granted 90,000 options at an exercise price of $.50 per share, expiring in 2009.

During 1998, as a result of non-performance by what was to have been a service provider to the Company, the Company rescinded and canceled 25,000 shares of Company common stock which were issued in 1996 in exchange for services to be provided. The estimated fair value of stock canceled has been recorded as a decrease in common stock and expenses.

During 1994, the Company adopted a Combined Incentive and Non-Qualified Stock Option Plan (the "1994 Plan") which permits the issuance of options to acquire shares of Company common stock. The 1994 Plan permits grants of incentive stock options to employees and of non-qualified stock options to employees, directors, consultants or independent contractors of the Company. The exercise price of incentive stock options shall not be less than the fair market value of Company common stock at the date of grant. The exercise price of non-qualified stock options may be greater or less than the fair market value of Company common stock at the date of grant. The duration of options shall be established by the Board of Directors, and shall not exceed ten years. The 1994 Plan reserves approximately 112,000 shares of common stock for grant and provides that terms of each award be determined by the Board of Directors. Prior to 1996, the Company granted approximately 103,000 1994 Plan options. During 1999, the Company granted to employees and directors approximately 118,000 options to purchase common stock at an exercise price of $.50 per share, expiring in 2009. No 1994 Plan options have been exercised.

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

All stock options issued have an exercise price not less than the fair market value of the Company's common stock on the date of grant. During March 1998, the Company repriced 515,695 of its options held by current officers and directors from various exercise prices to $0.25 per share, the fair market value at the date of repricing. As a result of increases in the estimated fair value of Company common stock over the exercise price for repriced options, which approximated $80,000 and $25,000 at December 31, 1998 and 1999, respectively, the Company recognized expense charges of $80,000 during 1998 and expense reversals of $55,000 during 1999. The following tables represent exercise prices as adjusted for repricings.

The following summarizes stock option and warrant transactions during the two years ended December 31, 1999 (thousands of shares):

                                                             Exercise Price      Weighted Average
                                           Shares              Per Share           Exercise Price

   Outstanding at December 31, 1997         2,702           $0.09 to $19.68        $     5.19


   Granted                                     30                $0.25             $     0.25

   Expired                                   (178)           $2.72 to $9.93        $     6.32
                                         ---------           --------------

   Outstanding at December 31, 1998         2,554           $0.09 to $19.68        $     4.75

   Granted                                    118                $.50              $      .50


   Expired                                    (44)          $1.75 to $19.68        $     4.93
                                         ---------          ---------------


   Outstanding at December 31, 1999         2,628           $0.09 to $9.93         $     4.59
                                         =========          ===============

Information relating to outstanding and exercisable stock options and warrants at December 31, 1999, summarized by exercise price are as follows (thousands of shares):

                                                   Weighted Average
                                    --------------------------------------------

         Range of                                 Remaining Life
      Exercise Price                Shares           in Years     Exercise Price

   $  0.09 to $  0.27                   576            1.6           $  0.25
   $  0.50 to $  1.75                   117            5.6              0.64
   $  4.47 to $  6.71                 1,869            1.3              5.99
   $  8.94 to $  9.93                    66            2.9              9.64
                                  ----------

                                      2,628            1.6           $  4.59
                                  ==========

In February 2000, the Company repriced 99,500 of its options having an exercise price of $0.50 per share held by current officers and directors to $0.30 per share, the estimated fair value at the date of repricing.

Note 9  Related Party Transactions

Prior to 1998, the Company made cash advances to its President, who is also one of the Company's directors, which approximated $42,000. The Company has continued to request repayments on amounts due from this officer, although none have been made to date. During 1998, the entire amount of the receivable was reserved. During the year ended December 31, 1998, compensation being paid to the Company's President was reduced and then eliminated at the direction of the Board. The Company's Board of Directors authorized a $10,000 reduction in this receivable in consideration of consulting services provided by the Company's President during 1999. Since the receivable had been fully reserved in 1998, no net additional expense was recognized in 1999. At December 31, 1999, the total receivable, which is fully reserved, approximated $39,000, including accrued interest.

Included in receivables from officer and directors at December 31, 1999 is $75,000 due from one of the Company's directors pursuant to terms of an 8% promissory note due June 30, 2000, which had an original principal balance of $100,000. The note is collateralized by 25,000 shares of ISN stock and the director's options to purchase Company common stock. The Company's Board of Directors authorized a $25,000 reduction in the note receivable in consideration of consulting services provided by this director during 1999, which has been recorded as consulting expense included in marketing, general and administrative expense.

Note 10  Income Taxes

At December 31, 1998 and 1999, the Company had deferred tax assets of approximately $2.6 million, principally arising from net operating loss carryforwards. As management of the Company cannot determine that it is more likely than not that the Company will receive the benefit of these assets, a valuation allowance equal to the deferred tax asset has been established.

As of December 31, 1999 the Company had net operating loss carryforwards available to reduce future taxable income of approximately $7.6 million, which begin to expire in 2006. As a result of changes in stockholder ownership, utilization of net operating loss carryforwards could be subject to annual limitation.

Note 11  Operating Lease Commitments

The Company leases an FM subcarrier for transmission to electronic display signs located on-board public transit vehicles. The FM subcarrier lease is pursuant to an agreement expiring December 2001, which requires annual payments of $30,000. Also, the Company leases an office facility under an operating lease with monthly payments of approximately $2,500 expiring in November 2001. Future annual minimum lease payments for all leases approximate $60,000 for each of 2000 and 2001. Rent expense for 1998 and 1999 was $57,000 and $60,000, respectively.

Note 12  Commitments and Contingencies

In April 1998, the Company settled litigation initiated in a lawsuit filed in the Supreme Court of British Columbia, Canada against the Company in 1997 by the former stockholder of hip Communications pertaining to the Company's 1996 acquisition of that company. Pursuant to terms of the settlement agreement, the Company paid approximately $40,000 and received 30,000 shares of DDN common stock. The estimated value of stock received has been recorded as Treasury stock based upon prevailing market prices around the settlement agreement date. Settlement net costs are included in financing, legal and administrative costs in the accompanying statement of operations. In 1999, an action in damages for breach of settlement agreement was commenced against the Company. As part of that settlement agreement, the Company was required to transfer the "hip.com" domain name to the former shareholder. The Company has not transferred the domain name and no longer has registration rights to such domain name. The Company is attempting to reacquire the hip.com domain name, but to date has not been successful. Due to the early stage of this litigation and, as no amounts were named, the Company is unable to determine the consequences, monetary or otherwise, which might result from the outcome of this uncertainty.

In 1997, the Company entered into a letter of intent with Advanced Communication and Information Services ("ACIS") to acquire all of the capital stock of ACIS in exchange for DDN common shares. Pursuant to the letter of intent, the Company forwarded ACIS approximately $1.05 million cash under terms of promissory notes. Subsequently, ACIS issued to the Company 1,000,000 shares of ACIS common stock and withdrew from the letter of intent. ACIS defaulted on repayment of amounts owed, and in April 1998, the Company received a judgment from the King County Superior Court in the State of Washington against ACIS in the principal amount of $1.35 million. Collection efforts with respect to this judgment have not resulted in any recovery, nonetheless, the Company continues to monitor various collection actions. There can be no assurance that the Company will recover any, all, or part of this judgment. The entire amount of the receivable was reserved during 1997.

The Company has a contract to provide services with the Dallas Area Rapid Transit authority ("DART") that includes a provision for a 4% royalty payable to DART on certain gross advertising receipts. The agreement expires in October 2001.

In January 1999, the Company was named as one of approximately 150 defendants in a lawsuit brought before the United States Bankruptcy Court for the Northern District of Texas Dallas Division by the Chapter 7 Trustee for the estate of Dally Advertising, Inc. ("Dally"). Through this action, the Trustee seeks to avoid as preferences and to recover certain payments made by Dally within 90 days of the January 1997 filing of its bankruptcy petition. Dally was one of the Dallas Transit Network customers. The Complaint to Recover seeks $28,656 of payments allegedly made to the Company. The Company has responded to the Court regarding this matter, among other things, denying the allegations of preferential transfer, asserting its own affirmative defenses, and requesting the Court to deny the relief requested by the Plaintiff, and has discussed settlement arrangements with the Plaintiff.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of the Dally matter referred to above and other various legal proceedings will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

Note 13  Segment, Geographic and Significant Customer Information

Until September 1998, the Company operated in two business segments, transit networks and Internet services, which also corresponded to regional segments of the United States (principally Dallas) and Canada (principally Vancouver). There were no significant transactions between the two segments, and the United States segment includes the corporate office for DDN. As described in Note 4, in September 1998, the Company disposed of its internet services business. Sales from internet services were $239,000 in 1998 and depreciation expense was $20,000.

Revenues from major customers exceeding 10% of total revenue for 1999 included two customers, Dallas County Community College District ("DCCCD") and Aegis Communications, accounting for approximately 17% and 11% of consolidated revenues, respectively. During 1998, revenues from major customers exceeding 10% of total revenue included DCCCD, which accounted for approximately 17% of consolidated revenues.