Form 10QSB
period 2000-03-31
DIGITAL DATA NETWORKS INC
filed 2000-05-12
CIK 949371

2

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of March 31, 2000, 2,314,597 shares of Common Stock and 1,840,000 Common Stock Purchase Warrants were outstanding.

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

                           DIGITAL DATA NETWORKS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                             (Dollars in thousands)

                                                                                 December 31,         March 31,
                                                                                      1999              2000
                                                                                      ----              ----
Current assets
  Cash and cash equivalents                                                         $  372            $  309
  Trade accounts receivable, net of allowances
     For doubtful accounts of $8                                                        56                32
  Prepaid expenses and other current assets                                              3                 6
  Receivables from officer and director, net of reserves                                81                83
                                                                              ------------      ------------
     Total current assets                                                              512               430
Equipment, net                                                                          28                25
Investments in equity securities (Note 3)                                              150               150
Other assets                                                                             2                 2
                                                                             -------------     -------------

Total assets                                                                        $  692            $  607
                                                                                    ======            ======

Current liabilities

  Accounts payable                                                                  $   49             $  27
  Accrued payroll and related                                                           20                19
  Unearned income                                                                       98                58
  Other accrued liabilities                                                            151               151
                                                                                ----------        ----------
     Total current liabilities                                                         318               255

Long-term debt and accrued interest                                                    166               168
                                                                               -----------       -----------
     Total liabilities                                                                 484               423
                                                                                ----------        ----------

Commitments and contingencies (Note 4)

Stockholders' equity

  Preferred stock, no par value, 1,000,000 shares authorized,
     no shares issued or outstanding                                                     -                 -
  Common stock, no par value, 10,000,000 shares authorized,
    2,314,597 shares issued and outstanding                                         13,418            13,418
  Treasury stock, at cost, 30,000 shares                                                (7)               (7)
  Unrealized appreciation on equity securities available for sale                       90                90
  Accumulated deficit                                                              (13,293)          (13,317)
                                                                                 ---------         ---------
     Total stockholders' equity                                                        208               184
                                                                              ------------      ------------

     Total liabilities and stockholders' equity                                     $  692            $  607
                                                                                    ======            ======








          See accompanying notes to consolidated financial statements

                           DIGITAL DATA NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in Thousands, Except Per Share Data)

                                                                                  Three Months Ended March 31,
                                                                                     1999             2000

Revenues                                                                           $   105          $   143
                                                                                   -------          -------

Expenses

   Direct operating costs                                                               64               38
   Salaries and related                                                                 78               80
   Marketing, general and administrative                                                60               53
                                                                           ---------------  ---------------

      Total expenses                                                                   202              171
                                                                            --------------   --------------

Other Income (Expense)
   Interest expense                                                                     (2)              (2)
   Interest income                                                                      16                6
   Gain on merger termination settlement (Note 3)                                       60                -
                                                                          ----------------   --------------


      Total other income, net                                                           74                4
                                                                          ----------------   --------------


Net Loss                                                                           $   (23)          $  (24)
                                                                                  ========          =======

Net Loss Per Share - basic and diluted                                             $  (.01)         $  (.01)
                                                                                  ========         ========

Weighted Average Shares Outstanding                                              2,284,597        2,284,597
                                                                               ===========       ==========







           See accompanying notes to consolidated financial statements

                           DIGITAL DATA NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                             (Dollars in Thousands)

                                                                                     Three Months Ended March 31,

                                                                                         1999            2000
                                                                                         ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                                $  (23)        $  (24)
   Adjustments to reconcile net loss to net cash
     used by operating activities
       Depreciation and amortization                                                        33              3
       Gain on merger termination settlement                                               (60)             -
       Decrease in accounts payable and accrued liabilities                                (31)           (23)
       Other                                                                                 3            (19)
                                                                                 -------------    -----------
Net cash used by operating activities                                                      (78)           (63)
                                                                                  ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from terminated merger settlement                                              319              -
   Receipt of payments on notes receivable                                                  15              -
                                                                                  ------------  -------------
Net cash provided by investing activities                                                  334              -
                                                                                   -----------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Debt principal payments                                                                 (7)              -
                                                                                  ------------  -------------
Net cash used by financing activities                                                      (7)              -
                                                                                  ------------  -------------

Net increase (decrease) in cash and cash equivalents                                       249            (63)

CASH AND CASH EQUIVALENTS
   Beginning of Period                                                                     151            372
                                                                                   -----------      ---------

   End of Period                                                                        $  400          $ 309
                                                                                        ======          =====



           See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1  Description of Business

Digital Data Networks, Inc. ("the Company" or DDN"), a wireless, passenger communication and advertising company, is principally engaged in the operation of a "digital information network", a network of computerized electronics message displays that delivers current news, information and advertising to riders on-board public transit vehicles. The digital information network consists of a series of electronic information displays utilizing digital radio transmission technology. The Company, incorporated in 1988, operates a digital information network in Dallas, Texas.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 1999 Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year.

Note 2  Financial Condition, Liquidity and Going Concern

The Company incurred a net loss of $24,000 for the three months ended March 31, 2000. The Company incurred net losses of approximately $3 million in 1997, $322,000 in 1998, and $57,000 in 1999, and continues to experience losses and negative cash flows from operations. While losses from operations have decreased significantly, the Company has not yet generated positive cash flows from operations. In 1998, the Company was notified that its securities were delisted from the Nasdaq SmallCap Market as a result of non-compliance with tangible net worth continued listing requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has taken actions to reduce negative cash flows, including disposing of portions of the business, such as the sale of the Internet services segment, reducing general and administrative expenses, and minimizing capital expenditures. The Company has pursued merger possibilities and continues to do so. The ability of the Company to generate positive cash flows from operations and net income, is dependent, among other things, on market conditions, the yet-to-be-determined receptiveness of the Dallas market to the Company's new advertising product which the Company introduced in the second quarter of 1999, the recovery of recorded assets, cost control, and the Company's ability to raise capital under acceptable terms. While the Company has had some successes in these endeavors in the past, there can be no assurance that its efforts will be successful in the future. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3  Terminated Merger Settlement

In February 1999, the Company entered into a Settlement Agreement and Mutual Release with Internet Sports Network, Inc. ("ISN") terminating an Agreement and Plan of Merger between the parties. In connection with the Settlement Agreement, the Company received approximately $320,000 cash and delivered shares of ISN common stock to ISN such that the Company retained ownership of 150,000 shares of ISN common Stock. The recorded value of the 475,000 ISN shares delivered to ISN pursuant to the Settlement Agreement of $190,000 and costs incurred of $69,000 relating to the merger were removed from investments in equity securities and other assets, respectively. Cash received exceeded the recorded value of ISN related assets, exclusive of the remaining recorded value of the retained shares, by $60,000 and is included in other income in the accompanying consolidated statement of operations as gain on settlement.

The Company's investment in 150,000 shares of ISN common stock (the "ISN Stock") had a cost of $60,000 when purchased in mid-1998, which approximated its estimated fair value during period preceding the settlement. ISN Stock is included in investments in equity securities at its estimated fair value of $150,000. The increase in unrealized appreciation in these available-for-sale securities is included in a separate component of stockholders' equity.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4  Commitments and Contingencies

In April 1998, the Company settled litigation initiated in a lawsuit filed in the Supreme Court of British Columbia, Canada against the Company in 1997 by the former stockholder of hip Communications pertaining to the Company's 1996 acquisition of that company. Pursuant to terms of the settlement agreement, the Company paid approximately $40,000 and received 30,000 shares of DDN common stock. The estimated value of stock received has been recorded as Treasury stock based upon prevailing market prices around the settlement agreement date. Settlement net costs are included in marketing, general and administrative costs in the accompanying statement of operations. In 1999, an action in damages for breach of settlement agreement was commenced against the Company. As part of that settlement agreement, the Company was required to transfer the "hip.com" domain name to the former shareholder. The Company has not transferred the domain name and no longer has registration rights to such domain name. The Company is attempting to reacquire the hip.com domain name, but to date has not been successful. Due to the early stage of this litigation and, as no amounts were named, the Company is unable to determine the consequences, monetary or otherwise, which might result from the outcome of this uncertainty.

In 1997, the Company entered into a letter of intent with Advanced Communication and Information Services ("ACIS") to acquire all of the capital stock of ACIS in exchange for DDN common shares. Pursuant to the letter of intent, the Company forwarded ACIS approximately $1.05 million cash under terms of promissory notes. Subsequently, ACIS issued to the Company 1,000,000 shares of ACIS common stock and withdrew from the letter of intent. ACIS defaulted on repayment of amounts owed, and in 1998, the Company received a judgment from the King County Superior Court in the State of Washington against ACIS in the principal amount of $1.35 million. Collection efforts with respect to this judgment have not resulted in any recovery, nonetheless, the Company continues to monitor various collection actions. There can be no assurance that the Company will recover any, all, or part of this judgment. The entire amount of the receivable was reserved during 1997.

The Company has a contract to provide services with the Dallas Area Rapid Transit authority ("DART") that includes a provision for a 4% royalty payment to DART on certain gross advertising receipts. The agreement expires in October 2001.

In January 1999, the Company was named as one of approximately 150 defendants in a lawsuit brought before the United States Bankruptcy Court for the Northern District of Texas Dallas Division by the Chapter 7 Trustee for the estate of Dally Advertising, Inc. ("Dally"). Through this action, the Trustee seeks to avoid as preferences and to recover certain payments made by Dally within 90 days of the January 1997 filing of its bankruptcy petition. Dally was one of the Dallas Transit Network customers. The Complaint to Recover seeks $28,656 of payments allegedly made to the Company. The Trustee and the Company have agreed to a settlement in the amount of $2,500, and the Trustee has filed a motion with the Court seeking approval of this settlement. If the settlement is not approved, a trial is currently scheduled for July 2000.

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

Item 2.   Management's Discussion and Analysis or Plan of Operations

                              Safe Harbor Statement

Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, are made throughout this Management's Discussion and Analysis or Plan of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "estimates" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated herein. These factors include, but are not limited to, those set forth in Item 6 entitled Management's Discussion and Analysis or Plan of Operations in the Company's Form 10-KSB for the year ended December 31, 1999.

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

Results of Operations

         Revenues increased from $105,000 to $143,000 during the three months ended March 31, 2000, as compared to the prior year period, primarily due to increased demand for transit advertising services during this period.

         Total expenses decreased from $202,000 to $171,000 during the three months ended March 31, 2000, as compared to the prior year period. Direct operating costs decreased from $64,000 to $38,000 primarily due to decreased depreciation expense in 2000 as more equipment became fully depreciated. Salaries and related and marketing, general and administrative expenses were relatively comparable to prior year amounts.

         Other income, net decreased significantly from $74,000 to $4,000, primarily the result of a $60,000 gain on termination of merger settlement in the prior year period, described in Note 3 in the financial statements. In addition, interest income declined $10,000 due to less interest-bearing assets available during the three months ended March 31, 2000 compared to the prior year period.

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

         Net cash used by operating activities for the three months ended March 31, 2000 was $63,000, a $15,000 improvement as compared to the $78,000 used during the comparative prior year period. There were no sources or uses of cash relating to investing activities during 2000, as the Company has not disposed of investments and continues to minimize capital expenditures.

         The Transit Network Division is currently re-installing the Company's information system on DART buses that are periodically being added to DART's fleet to replace older buses. The Company is funding re-installation from operations and existing cash.

         At March 31, 2000, the Company's principal current assets consisted primarily of $309,000 of cash, most of which was invested in short-term, interest-bearing investments with banks and other financial institutions, and $32,000 of net accounts receivable. The Company's investment in 150,000 shares of ISN common stock is included in investments in equity securities at its estimated fair value of $150,000 at March 31, 2000. The Company's total liabilities of $423,000 consisted of $46,000 in accounts payable and accrued payroll and related liabilities, $58,000 of unearned income, $151,000 in accrued liabilities of discontinued operations, and $168,000 of long-term debt.

         The Company incurred a net loss of $24,000 for the three months ended March 31, 2000. The Company incurred net losses of approximately $3 million in 1997, $322,000 in 1998 and $57,000 in 1999. While losses from operations have decreased significantly, the Company has not yet consistently generated positive cash flows from operations. In 1998, the Company's securities were delisted from the Nasdaq SmallCap Market as a result of non-compliance with tangible net worth continued listing requirements. These are among conditions which raise substantial doubt about the Company's ability to continue as a going concern.

         The Company has taken actions to reduce negative cash flows, including disposing of portions of the business, reducing general and administrative expenses, and minimizing capital expenditures. The ability of the Company to generate positive cash flows from operations and net income, is dependent on, among other things, overall market conditions, the yet-to-be-determined receptiveness of the Dallas market to the Company's new advertising product which the Company introduced in 1999, the recovery of recorded assets, cost control, and the Company's ability to raise capital under acceptable terms. While the Company has had some successes in certain of these endeavors in the past, there can be no assurance that its efforts will be successful in the future. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

         In January 1999, the Company was named as one of approximately 150 defendants in a lawsuit brought before the United States Bankruptcy Court for the Northern District of Texas Dallas Division by the Chapter 7 Trustee for the estate of Dally Advertising, Inc. ("Dally"). Through this action, the Trustee seeks to avoid as preferences and to recover certain payments made by Dally within 90 days of the January 1997 filing of its bankruptcy petition. Dally was one of The Transit Network customers. The Complaint to Recover seeks $28,656 of payments allegedly made to the Company. In April 2000 the Trustee filed a motion to compromise seeking approval of a proposed settlement with the Company and other defendants. If approved by the court, the Company would pay $2,500 to settle the matter. If not approved, a trial date has been set for July 2000, at which time, if necessary, the Company will, among other things, deny the allegations of preferential transfer and assert its own affirmative defenses.

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

                                    Digital Data Networks, Inc.
                                    (Registrant)

Date:     May 12, 2000              By:    /s/   Donald B. Scott, Jr.
                                           ------------------------------
                                           Donald B. Scott, Jr., President



Date:     May 12, 2000              By:    /s/   Richard J. Boeglin
                                           ----------------------------
                                           Richard J. Boeglin
                                           Vice President, Finance & Operations