Form 10QSB
period 2000-06-30
DIGITAL DATA NETWORKS INC
filed 2000-08-14
CIK 949371

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of June 30, 2000, 2,284,597 shares of Common Stock and 1,840,000 Common Stock Purchase Warrants were outstanding.

                                      INDEX

                                                                          Page

PART I.       FINANCIAL INFORMATION

     1.       Consolidated Financial Statements                             3

     2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                   8

PART II.       OTHER INFORMATION

 Item 1.       Legal Proceedings                                           11

 Item 2.       Changes in Securities and Use of Proceeds                   (a)

 Item 3.       Defaults Upon Senior Securities                             (a)

 Item 4.       Submission of Matters to a Vote of Security Holders         12

 Item 5.       Other Information                                           (a)

 Item 6.       Exhibits and Reports on Form 8-K                            12

SIGNATURES                                                                 13


----------------------------------------------------------------------------

(a) These items are inapplicable or have a negative response and have therefore been omitted.

                           DIGITAL DATA NETWORKS, INC.

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                                                                  June 30,
                                                                              December 31,          2000
                                                                                   1999         (Unaudited)
                                                                              ------------      ------------
Current assets

  Cash and cash equivalents                                                         $  372            $  277
  Trade accounts receivable, net of allowances
     for doubtful accounts of $8                                                        56                56
  Prepaid expenses and other current assets                                              3                 3
  Receivables from officer and director, net of reserves                                81                85
                                                                              ------------      ------------
     Total current assets                                                              512               421
Equipment, net                                                                          28                21
Investments in equity securities (Note 3)                                              150                50
Other assets                                                                             2                 2
                                                                             -------------     -------------

Total assets                                                                        $  692            $  494
                                                                                    ======            ======

Current liabilities

  Accounts payable                                                                  $   49             $  24
  Accrued payroll and related                                                           20                18
  Unearned income                                                                       98                61
  Other accrued liabilities                                                            151               151
                                                                              ------------      ------------
     Total current liabilities                                                         318               254

Long-term debt and accrued interest                                                    166               170
                                                                              ------------      ------------
     Total liabilities                                                                 484               424
                                                                              ------------      ------------

Commitments and contingencies (Note 4)

Stockholders' equity

  Preferred stock, no par value, 1,000,000 shares authorized,
     no shares issued or outstanding                                                     -                 -
  Common stock, no par value, 10,000,000 shares authorized,
    2,314,597 shares issued and outstanding                                         13,418            13,418
  Treasury stock, at cost, 30,000 shares                                                (7)               (7)
  Unrealized gain (loss) on equity securities available for sale (Note 3)               90               (10)
  Accumulated deficit                                                              (13,293)          (13,331)
                                                                              ------------      ------------
     Total stockholders' equity                                                        208                70
                                                                              ------------      ------------

     Total liabilities and stockholders' equity                                     $  692            $  494
                                                                                    ======            ======

                           DIGITAL DATA NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

              (Dollars in Thousands, except per share information)


                                                      Three Months                  Six Months
                                                     Ended June 30,               Ended June 30,
                                                     --------------               --------------
                                                 1999            2000            1999           2000
                                               --------      ---------      ----------       -------


   Revenues                                   $     147      $     143      $     252        $   286
                                              ---------       --------      ---------        -------

   Expenses

     Direct operating costs                          56             36            120             74
     Salaries and related                            79             84            157            164
     Marketing, general and administrative           41             41            101             94
                                               --------      ---------      ---------        -------

       Total expenses                               176            161            378            332
                                               --------      ---------      ---------        -------

   Other Income (Expense)
     Interest expense                                (3)            (2)            (5)            (4)
     Interest income                                  5              6             21             12
     Gain on merger termination settlement
      (Note 3)                                        -              -             60              -
                                             ----------         -------        ----------     -------

       Total other income, net                        2              4             76              8
                                             ----------         -------        ----------     -------

   Net loss                                    $    (27)        $  (14)        $  (50)       $   (38)
                                               =========        =======        ==========  ==========


   Net loss per share - basic and diluted      $  (0.01)      $  (0.01)        $(0.02)       $ (0.02)
                                               ========      ============      ========    ==========


    Weighted average shares outstanding       2,284,597      2,284,597         2,284,597   2,284,597
                                              =========      =========         =========   =========

                           DIGITAL DATA NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                             (Dollars in Thousands)

                                                                                       Six Months Ended June 30,
                                                                                         1999            2000
                                                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                               $  (50)        $  (38)
   Adjustments to reconcile net loss to net cash
     used by operating activities
       Depreciation and amortization                                                       67              7
       Gain on merger termination settlement                                              (60)             -
       Decrease in accounts payable and accrued liabilities                               (55)           (27)
       Other                                                                                8            (37)
                                                                                -------------    -----------
Net cash used by operating activities                                                     (90)           (95)
                                                                                -------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments received on notes receivable                                                   24              -
   Proceeds from terminated merger settlement                                             319              -
   Advances on notes receivable                                                          (100)             -
                                                                                -------------    -----------
Net cash provided by investing activities                                                 243              -
                                                                                -------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Debt principal payments                                                                (11)             -
                                                                                -------------    -----------
Net cash used by financing activities                                                     (11)             -
                                                                                -------------    -----------

Net increase (decrease) in cash and cash equivalents                                      142            (95)

CASH AND CASH EQUIVALENTS
   Beginning of Period                                                                    151            372
                                                                                -------------    -----------

   End of Period                                                                       $  293          $ 277
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 1999 Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year.

Note 2  Financial Condition, Liquidity and Going Concern

The Company incurred a net loss of $38,000 for the six months ended June 30, 2000. The Company incurred net losses of approximately $3 million in 1997, $322,000 in 1998, and $57,000 in 1999, and continues to experience losses and negative cash flows from operations. While losses from operations have decreased significantly, the Company has not yet generated positive cash flows from operations. In 1998, the Company was notified that its securities were delisted from the Nasdaq SmallCap Market as a result of non-compliance with tangible net worth continued listing requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has taken actions to reduce negative cash flows, including disposing of portions of the business, such as the sale of the Internet services segment, reducing general and administrative expenses, and minimizing capital expenditures. The Company has pursued merger possibilities and continues to do so. The ability of the Company to generate positive cash flows from operations and net income is dependent, among other things, on market conditions, the yet-to-be-determined receptiveness by the advertising community to the Company's recently introduced advertising products, the recovery of recorded assets, cost control, and the Company's ability to raise capital under acceptable terms. While the Company has had some successes in these endeavors in the past, there can be no assurance that its efforts will be successful in the future. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The Company's investment in 150,000 shares of ISN common stock (the "ISN Stock") had a cost of $60,000 when purchased in mid-1998, which approximated its estimated fair value during period preceding the settlement. ISN Stock is included in investments in equity securities at its estimated fair value of approximately $50,000 at June 30, 2000, a decrease due to a decline in the market price of ISN stock from $150,000 at December 31, 1999. The unrealized gain (loss) on these available-for-sale securities is included as a separate component of stockholders' equity.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4  Commitments and Contingencies

In April 1998, the Company settled litigation initiated in a lawsuit filed in the Supreme Court of British Columbia, Canada against the Company in 1997 by the former stockholder of hip Communications pertaining to the Company's 1996 acquisition of that company. Pursuant to terms of the settlement agreement, the Company paid approximately $40,000 and received 30,000 shares of DDN common stock. The estimated value of stock received has been recorded as Treasury stock based upon prevailing market prices around the settlement agreement date. Settlement net costs are included in marketing, general and administrative costs in the accompanying statement of operations. In 1999, an action in damages for breach of settlement agreement was commenced against the Company. As part of that settlement agreement, the Company was required to transfer the "hip.com" domain name to the former shareholder. The Company has not transferred the domain name and no longer has registration rights to such domain name. The Company has contacted the party which has such registration rights and is attempting to reacquire the hip.com domain name. The Company is also exploring the viability of disputing the current ownership of the hip.com domain name under the Internet Corporation for Assigned Names and Numbers Uniform Domain Name Dispute Resolution Policy. Due to the early stage of this litigation and, as no amounts were named in the action, the Company is unable to determine the consequences, monetary or otherwise, which might result from the outcome of this uncertainty.

In 1997, the Company entered into a letter of intent with Advanced Communication and Information Services ("ACIS") to acquire all of the capital stock of ACIS in exchange for DDN common shares. Pursuant to the letter of intent, the Company forwarded ACIS approximately $1.05 million cash under terms of promissory notes. Subsequently, ACIS issued to the Company 1,000,000 shares of ACIS common stock and withdrew from the letter of intent. ACIS defaulted on repayment of amounts owed, and in 1998, the Company received a judgment from the King County Superior Court in the State of Washington against ACIS in the principal amount of $1.35 million. Collection efforts with respect to this judgment have not resulted in any recovery, nonetheless, the Company continues to monitor various collection actions. There can be no assurance that the Company will recover any, all, or part of this judgment. The entire amount of the receivable was written off during 1997.

The Company has a contract to provide services with the Dallas Area Rapid Transit authority ("DART") that includes a provision for a 4% royalty payment to DART on certain gross advertising receipts. The agreement expires in October 2001.

In January 1999, the Company was named as one of approximately 150 defendants in a lawsuit brought before the United States Bankruptcy Court for the Northern District of Texas Dallas Division by the Chapter 7 Trustee for the estate of Dally Advertising, Inc. ("Dally"). Through this action, the Trustee seeks to recover certain payments made by Dally within 90 days of the January 1997 filing of its bankruptcy petition. Dally was one of the Dallas Transit Network customers. The Complaint to Recover seeks $28,656 of payments allegedly made to the Company. The Trustee and the Company have agreed to a settlement in the amount of $2,500, and the Trustee has filed a motion with the Court seeking approval of this settlement. If the settlement is not approved, a trial is tentatively scheduled for September 2000.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of the Dally matter referred to above and other various legal proceedings will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations

                              Safe Harbor Statement

Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "estimates" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated herein. These factors include, but are not limited to, those set forth in Item 6 entitled Management's Discussion and Analysis or Plan of Operations in the Company's Form 10-KSB for the year ended December 31, 1999.

An additional factor that could materially affect future performance involves the Company's contract with DART that is due to expire in October 2001. DART is required to rebid the contract, and there is no guarantee that the Company will be the successful bidder for the new contract.

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

Results of Operations

         Although revenues for the three months ended June 30, 2000 decreased $4,000 to $143,000 as compared to the prior year period, revenues increased 13% from $252,000 to $286,000 during the six months ended June 30, 2000, as compared to the prior year period, primarily due to generally increased demand for transit advertising services during 2000.

         Total expenses decreased from $378,000 to $332,000 during the six months ended June 30, 2000, as compared to the prior year period. Direct costs decreased from $120,000 to $74,000 primarily due to decreased depreciation expense in 2000 as more equipment became fully depreciated. Salaries and related increased 4% from $157,000 to $164,000, while marketing, general and administrative expenses decreased from $101,000 to $94,000, due primarily to less acquisition related activities compared to the prior year period. For the three month period ended June 30, 2000, total expenses decreased from $176,000 to $161,000, primarily the result of decreased depreciation expense compared to the prior year period.

         Other income, net decreased significantly from $76,000 to $8,000 for the six months ended June 30, 2000, primarily the result of a $60,000 gain on termination of merger settlement in the prior year period, described in Note 3 in the financial statements.

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

         Net cash used by operating activities for the six months ended June 30, 2000 was $95,000, a $5,000 increase as compared to the $90,000 used during the comparative prior year period. There were no sources or uses of cash relating to investing or financing activities during 2000, as the Company has not disposed of investments and continues to minimize capital expenditures.

         The Transit Network Division is currently re-installing the Company's information system on DART buses that are periodically being added to DART's fleet to replace older buses. In addition, the Company will soon be incurring other capital costs relating to the installation of its Marquee Headliner advertising product. The Company is funding the re-installation of its information system and the installation of its Marquee Headliner product from existing cash and new product revenues.

         At June 30, 2000, the Company's principal current assets consisted primarily of $277,000 of cash, most of which was invested in short-term, interest-bearing investments with banks and other financial institutions, and $56,000 of net accounts receivable. The Company's investment in 150,000 shares of ISN common stock is included in investments in equity securities at its estimated fair value of $50,000 at June 30, 2000. The Company's total liabilities of $424,000 consisted of $42,000 in accounts payable and accrued payroll and related liabilities, $61,000 of unearned income, $151,000 in accrued liabilities of discontinued operations, and $170,000 of long-term debt.

         The Company incurred a net loss of $38,000 for the six months ended June 30, 2000. The Company incurred net losses of approximately $3 million in 1997, $322,000 in 1998 and $57,000 in 1999. While losses from operations have decreased significantly, the Company has not yet consistently generated positive cash flows from operations. In 1998, the Company's securities were delisted from the Nasdaq SmallCap Market as a result of non-compliance with tangible net worth continued listing requirements. These are among conditions which raise substantial doubt about the Company's ability to continue as a going concern.

         The Company has taken actions to reduce negative cash flows, including disposing of portions of the business, reducing general and administrative expenses, and minimizing capital expenditures. The ability of the Company to generate positive cash flows from operations and net income is dependent on, among other things, overall market conditions, the yet-to-be-determined receptiveness by the advertising community to the Company's recently introduced advertising products, the recovery of recorded assets, cost control, and the Company's ability to raise capital under acceptable terms. While the Company has had some successes in certain of these endeavors in the past, there can be no assurance that its efforts will be successful in the future. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

         An action in damages for breach of settlement agreement has been commenced against the Company in connection with the April 1998 settlement agreement with the former shareholder of hip Communications. As part of that settlement agreement, the Company was required to transfer the "hip.com" domain name to the former shareholder. The Company has not transferred the domain name and no longer has registration rights to such domain name. The Company has contacted the party which has such registration rights and is attempting to reacquire the hip.com domain name. The Company is also exploring the viability of disputing the current ownership of the hip.com domain name under the Internet Corporation for Assigned Names and Numbers Uniform Domain Name Dispute Resolution Policy. Due to the early stage of this litigation and, as no amounts were named in the action, the Company is unable to determine the consequences, monetary or otherwise, which might result from the outcome of this uncertainty.

         In January 1999, the Company was named as one of approximately 150 defendants in a lawsuit brought before the United States Bankruptcy Court for the Northern District of Texas Dallas Division by the Chapter 7 Trustee for the estate of Dally Advertising, Inc. ("Dally"). Through this action, the Trustee seeks to recover certain payments made by Dally within 90 days of the January 1997 filing of its bankruptcy petition. Dally was one of The Transit Network customers. The Complaint to Recover seeks $28,656 of payments allegedly made to the Company. In April 2000 the Trustee filed a motion to compromise seeking approval of a proposed settlement with the Company and other defendants. If approved by the court, the Company would pay $2,500 to settle the matter. If the settlement is not approved, a trial is tentatively scheduled for September 2000.

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of such legal matters will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of the stockholders (the "Annual Meeting") on June 28, 2000. Matters submitted to a vote of the Company's stockholders and voting results were as follows:

(i)      Stockholders elected James F. Biagi, Jr., Robert F. Hussey and Donald
         B. Scott, Jr. as directors of the Company. Shares cast at the Annual Meeting with respect to this matter included 1,769,277 shares voted in favor of election of James F. Biagi, Jr., with 41,321 shares withheld; 1,769,277 shares voted in favor of election of Robert F. Hussey, with 41,321 shares withheld; and 1,767,111 shares voted in favor of Donald
         B. Scott, Jr., with 43,487 shares withheld.

(ii) Stockholders ratified the appointment of BDO Seidman, LLP as the Company's independent public accountants for the year 2000. Shares cast at the Annual Meeting with respect to this matter included 1,804,237 shares voted in favor of appointment, with 6,061 shares voted against and 300 abstaining.

Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Digital Data Networks, Inc.
                                  (Registrant)

Date:     August 14, 2000         By:    /s/   Donald B. Scott, Jr.
                                         ------------------------------
                                         Donald B. Scott, Jr., President



Date:     August 14, 2000         By:    /s/   Richard J. Boeglin
                                         ----------------------------
                                         Richard J. Boeglin
                                         Vice President, Finance & Operations