Form 10QSB
period 2000-09-30
DIGITAL DATA NETWORKS INC
filed 2000-11-14
CIK 949371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of November 10, 2000, 2,284,597 shares of Common Stock and 1,840,000 Common Stock Purchase Warrants were outstanding.

                                      INDEX
                                                                        Page
PART I.       FINANCIAL INFORMATION

    1.  Consolidated  Financial  Statements                               3

    2.  Management's  Discussion  and Analysis of Financial Condition     8
        and Results of Operations
    3.  Quantitative and Qualitative Disclosure about Market Risk        10

PART II.       OTHER INFORMATION

 Item 1.       Legal Proceedings                                          11

 Item 2.       Changes in Securities and Use of Proceeds                 (a)

 Item 3.       Defaults Upon Senior Securities                           (a)

 Item 4.       Submission of Matters to a Vote of Security Holders       (a)

 Item 5.       Other Information                                         (a)

 Item 6.       Exhibits and Reports on Form 8-K                          (a)

SIGNATURES                                                                12


----------------------------------------------------------------------------

(a)These items are inapplicable or have a negative response and have therefore been omitted.

                           DIGITAL DATA NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                 December 31,       September 30,
                                                                    1999                2000
                                                                    ----                ----
                                                                                     (unaudited)
Current assets
  Cash and cash equivalents                                        $    372         $    215
  Trade accounts receivable, net of allowances
     for doubtful accounts of $8                                         56               41
  Prepaid expenses and other current assets                               3               18
  Receivables from officer and director, net of reserves                 81               88
                                                                    -------           ------
     Total current assets                                               512              362
Equipment, net                                                           28               34
Investments in equity securities (Note 3)                               150                2
Other assets                                                              2                2
                                                                    -------           ------

Total assets                                                       $    692         $    400
                                                                     ======         ======

Current liabilities
  Accounts payable                                                 $     49         $     29
  Accrued payroll and related                                            20               18
  Unearned income                                                        98               31
  Other accrued liabilities                                             151              151
                                                                    -------           ------
     Total current liabilities                                          318              229

Long-term debt and accrued interest                                     166              172
                                                                    -------           ------
     Total liabilities                                                  484              401
                                                                    -------           ------

Commitments and contingencies (Note 4)

Stockholders' equity
  Preferred stock, no par value, 1,000,000 shares authorized,
     No shares issued or outstanding                                      -                -
  Common stock, no par value, 10,000,000 shares authorized,
    2,314,597 shares issued and outstanding                          13,418           13,422
  Treasury stock, at cost, 30,000 shares                                 (7)              (7)
  Unrealized gain (loss) on equity securities available for
    sale(Note 3)                                                         90              (58)
  Accumulated deficit                                               (13,293)         (13,358)
                                                                   --------          -------
     Total stockholders' equity (deficit)                               208               (1)
                                                                     ------          -------

     Total liabilities and stockholders' equity                    $    692         $    400
                                                                     ======           ======










           See accompanying notes to consolidated financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
             (Dollars in Thousands, except per share information)


                                                      Three Months                  Nine Months
                                                   Ended September 30,          Ended September 30,
                                                   -------------------          -------------------
                                                 1999           2000              1999           2000
                                               --------      ---------          -------        -------

   Revenues                                    $    183      $     126          $     435      $     412
                                                -------       --------           ---------      --------

   Expenses
     Direct operating costs                          34             28                154            102
     Salaries and related                            88             82                245            246
     Marketing, general and administrative           39             45                140            139
                                                -------       --------           --------       --------

       Total expenses                               161            155                539            487
                                                -------       --------           --------       --------

   Other Income (Expense)
     Interest expense                                (3)            (2)                (8)            (5)
     Interest income                                  1              4                 22             15
     Gain on merger termination settlement
       (Note 3)                                       -              -                 60              -
                                                -------       --------           --------       --------

       Total other income, net                       (2)             2                 74             10
                                                -------       --------           --------       --------

   Net income (loss)                           $     20      $     (27)         $     (30)     $     (65)
                                                =======       ========           ========       =========


   Net loss per share - basic and diluted      $ (0.01)      $    (0.01)        $  (0.01)      $    (0.03)
                                               ========       =========          ========       =========


    Weighted average shares outstanding         2,284,597     2,284,597          2,284,597      2,284,597
                                                =========     =========          ==========     =========





















           See accompanying notes to consolidated financial statements
                                       4

                           DIGITAL DATA NETWORKS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                           (Dollars in Thousands)

                                                                        Nine Months Ended September 30,
                                                                            1999         2000
                                                                            ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                $   (30)        $  (65)
   Adjustments to reconcile net loss to net cash
   used in operating activities
     Depreciation and amortization                                           71             10
     Gain on merger termination settlement                                  (60)             -
     Decrease in accounts payable and accrued liabilities                   (11)           (22)
     Decrease in unearned income                                            (62)           (67)
     Other                                                                   23              3
                                                                         -------         ------
Net cash used in operating activities                                       (69)          (141)
                                                                         -------         ------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of Equipment                                                     -            (16)
   Payments received on notes receivable                                     27              -
   Proceeds from terminated merger settlement                               319              -
   Advances on notes receivable                                            (100)             -
                                                                          ------         ------
Net cash used in investing activities                                       246            (16)
                                                                          ------         ------

CASH FLOWS FROM FINANCING ACTIVITIES
   Debt principal payments                                                  (13)             -
                                                                          ------         ------
Net cash used in financing activities                                       (13)             -
                                                                          ------         ------

Net increase (decrease) in cash and cash equivalents                        164           (157)

CASH AND CASH EQUIVALENTS
   Beginning of Period                                                      151            372
                                                                          ------         ------

   End of Period                                                        $   315         $  215
                                                                                         ======


          See accompanying notes to consolidated financial statements

                           DIGITAL DATA NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1  Description of Business

Digital Data Networks, Inc. ("the Company" or DDN"), a wireless, passenger communication and advertising company, is principally engaged in the operation of a "digital information network", a network of computerized electronics message displays that delivers current news, information and advertising to riders on-board public transit vehicles. The digital information network consists of a series of electronic information displays utilizing digital radio transmission technology. The Company, incorporated in 1988, operates a digital information network in Dallas, Texas under the name The Transit Network.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 1999 Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year.

Note 2  Financial  Condition,  Liquidity  and Going  Concern

While losses from operations have decreased significantly to $57,000 in 1999 and $65,000 for the nine months ended September 30, 2000, the Company has not yet generated positive cash flows from operations. The Company has incurred net losses for several years, including approximately $3 million in 1997 and $322,000 in 1998. It was in 1998 that the Company's securities were delisted from the Nasdaq SmallCap Market as a result of non-compliance with tangible net worth requirements. These conditions raised substantial doubt about the Company's ability to continue as a going concern.

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

The Company's investment in 150,000 shares of ISN common stock (the "ISN Stock", since split one-for-six in 2000, now representing 25,000 post split shares) had a cost of $60,000 when purchased in mid-1998, which approximated its estimated fair value during period preceding the settlement. ISN Stock is included in investments in equity securities at its estimated fair value of approximately $2,000 at September 30, 2000, a decrease due to a decline in the market price of ISN stock from $150,000 at December 31, 1999. The unrealized gain (loss) on these available-for-sale securities is included as a separate component of stockholders' equity.

                                                                      13
                           DIGITAL DATA NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The Company has a contract to provide services with the Dallas Area Rapid Transit authority ("DART") that includes a provision for a 4% royalty payment to DART on certain gross advertising receipts. The agreement expires in October 2001 and DART is required to rebid the contract. There can be no assurance that the Company will be the successful bidder for the new contract.

In 1999, the Company was named as a defendant in a lawsuit brought before a United States Bankruptcy Court by the Trustee for the estate of Dally Advertising, Inc., one of the Company's former customers, seeking to recover certain payments made by the customer within 90 days of filing its 1997 bankruptcy petition. The Trustee and the Company subsequently agreed to a settlement in the amount of $2,500, and in June 2000 the Court approved this settlement.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of other various legal proceedings will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

                           DIGITAL DATA NETWORKS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              Safe Harbor Statement

Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "estimates" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated herein. These factors include, but are not limited to, those set forth in Item 6 entitled Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-KSB for the year ended December 31, 1999.

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

Results of Operations

         Revenues decreased from $183,000 to $126,000 for the three month period ended September 30, 2000, due primarily to increased time spent developing a market for a recently-introduced product, which resulted in less marketing and sales efforts for existing products. The decline in revenues for this three month period more than offset revenue increases during the first half of the year, resulting in a revenue decrease of 5% from $435,000 to $412,000 for the nine months ended September 30, 2000.

         Total expenses decreased from $539,000 to $487,000 during the nine months ended September 30, 2000, as compared to the prior year period. Direct costs decreased from $154,000 to $102,000 primarily due to decreased depreciation expense in 2000 as more equipment became fully depreciated. Salaries and related increased slightly from $245,000 to $246,000, while marketing, general and administrative expenses remained relatively unchanged, decreasing from $140,000 to $139,000 compared to the prior year period. Total expenses of $155,000 for the three months ended September 30, 2000 declined slightly from $161,000 during the comparative prior year period.

                           DIGITAL DATA NETWORKS, INC.

Results of Operations (continued)

         Other income, net decreased significantly from $74,000 to $10,000 for the nine months ended September 30, 2000, primarily the result of a $60,000 gain on termination of merger settlement in the prior year period, described in Note 3 in the financial statements.

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

         Net cash used by operating activities for the nine months ended September 30, 2000 was $141,000, a $72,000 increase as compared to the $69,000 used during the comparative prior year period. Most of the year-to-date increase occurred during the three months ended September 30, 2000 resulting primarily from the increase in net loss. Cash used by financing included $16,000 for capital expenditures during the three months ended September 30, 2000. There were no sources or uses of cash relating to financing activities during 2000, as the Company has not disposed of investments and continues to minimize capital expenditures.

         The Company is currently re-installing its information system on DART buses that are periodically being added to DART's fleet to replace older buses. In addition, the Company will soon be incurring other capital costs relating to the installation of its Marquee Headliner advertising product. The Company is funding the re-installation of its information system and the installation of its Marquee Headliner product from existing cash and new product revenues. The Company's contract with DART is due to expire in October 2001 and DART is required to rebid the contract. There can be no assurance that the Company will be the successful bidder for the new contract.

         At September 30, 2000, the Company's principal current assets consisted primarily of $215,000 of cash, most of which was invested in short-term, interest-bearing investments with banks and other financial institutions, and $41,000 of net accounts receivable. The Company's investment in ISN common stock is included in investments in equity securities at its estimated fair value of $2,000 at September 30, 2000. The Company's total liabilities of $401,000 consisted of $47,000 in accounts payable and accrued payroll and related liabilities, $31,000 of unearned income, $151,000 in accrued liabilities of discontinued operations, and $172,000 of long-term debt.

                           DIGITAL DATA NETWORKS, INC.

Financial Condition, Liquidity and Capital Resources (continued)

         The Company has incurred net losses for several years, including approximately $3 million in 1997 and $322,000 in 1998. It was in 1998 that the Company's securities were delisted from the Nasdaq SmallCap Market as a result of non-compliance with tangible net worth requirements. These conditions raised substantial doubt about the Company's ability to continue as a going concern.

         The Company has taken actions to reduce negative cash flows, including disposing of portions of the business, such as the sale of the Internet services segment, reducing general and administrative expenses, and minimizing capital expenditures. While losses from operations have decreased significantly to $57,000 in 1999 and $65,000 for the nine months ended September 30, 2000, the Company has not yet generated positive cash flows from operations. The Company has pursued merger possibilities and continues to do so. The ability of the Company to generate positive cash flows from operations and net income is dependent, among other things, on market conditions, the yet-to-be-determined receptiveness by the advertising community to the Company's recently introduced advertising products, the recovery of recorded assets, cost control, and the Company's ability to raise capital under acceptable terms. While the Company has had some successes in these endeavors in the past, there can be no assurance that its efforts will be successful in the future. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 3 Quantitative and Qualitative Disclosure about Market Risk

         The Company believes that it does not have any material exposure to interest or commodity risks. The Company does not own any derivative instruments and does not engage in any hedging transactions.

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

         In 1999, the Company was named as a defendant in a lawsuit brought before a United States Bankruptcy Court by the Trustee for the estate of Dally Advertising, Inc., one of the Company's former customers, seeking to recover certain payments made by the customer within 90 days of filing its 1997 bankruptcy petition. The Trustee and the Company subsequently agreed to a settlement in the amount of $2,500, and in June 2000 the Court approved this settlement.

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



                                       Digital Data Networks, Inc.
                                       (Registrant)


Date:     November 14, 2000            By:    /s/   Donald B. Scott, Jr.
                                       ------------------------------
                                       Donald B. Scott, Jr., President



Date:     November 14, 2000            By:    /s/   Richard J. Boeglin
                                       ----------------------------
                                       Richard J. Boeglin
                                       Vice President, Finance & Operations