Form 10KSB
period 2000-12-31
DIGITAL DATA NETWORKS INC
filed 2001-03-29
CIK 949371

DIGITAL DATA NETWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended December 31, 2000.

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

               For the transition period from ________________to_______________

               Commission file number:   0-27704

                           DIGITAL DATA NETWORKS, INC.
                 (Name of small business issuer in its charter)


Washington                                              91-1426372
(State or other jurisdiction of
incorporation or organization)                 (IRS EmployerIdentification No.)

3102 Maple Avenue, Suite 230
Dallas, Texas                                           75201
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year were $590,000.

The aggregate market value of the voting stock held by non-affiliates of the issuer on January 31, 2001 was approximately $315,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 15, 2001, 2,314,597 shares of Common Stock were outstanding.

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

         In February 1996, the Company completed its initial public offering, and received net cash proceeds of approximately $5.8 million. The Company's Common Stock is reported on the OTC Electronic Bulletin Board under the trading symbol "DIDA".

         DDN generates advertising revenue in the out-of-home advertising industry, primarily through its Transit Network operation, which operates a digital information network. The Transit Network's digital information network is a network of computerized electronic displays that delivers information, both text and graphics, to riders on-board public transit vehicles, utilizing an FM subcarrier signal to transmit the data. The Transit Network currently operates its digital information network on the Dallas Area Rapid Transit ("DART") bus and rail system, having begun operations in 1991. The Company's contract with DART expires on October 15, 2001. If DART decides it wants to continue having a digital information network on its vehicles, as the Company believes it will, DART must solicit new proposals for this project. If other interested parties submit bids for this proposal, there can be no guarantee that the Company will be the successful bidder.

         In 2000, the Company entered into an agency relationship, whereby the Company will be selling truckside advertising. Under its arrangement, the Company is responsible for selling the advertising, for which the Company receives a commission calculated as a percentage of the revenue, which varies.

         In 1996, the Company acquired three Internet related businesses, and in 1998 disposed of such businesses. The Company incurred net losses of approximately $2 million and $3 million during 1996 and 1997, and $322,000 during 1998, and losses from operations of $135,000 and $113,000 during 1999 and 2000. While losses from operations have decreased significantly, the Company has not yet consistently generated positive cash flows from operations. The Company has taken actions to reduce negative cash flows, including disposing of portions of the business in 1998, reducing general and administrative expenses, and minimizing capital expenditures. The Company has pursued merger possibilities and continues to do so.

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

         The electronic display utilized on the DART vehicles is approximately six inches high by twenty-six inches in length, strategically located behind and slightly above the operator, and is visible from most areas inside the vehicle. The software for the digital information network is licensed from Sunrise Systems. See "--Digital Information Network Technology" and "--Software License."

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

         The digital information network has other important capabilities, including the ability to (i) target specific buses and routes with different programming, (ii) custom design special programming, and (iii) display in Spanish and other foreign languages. The network allows certain messages to be displayed system-wide, on selected vehicles, or on selected routes. In addition to regular programming, special programming can be custom-tailored for specific events. This ability to target vehicles and routes is a feature of the system that can be sold to advertisers desiring to reach specific riders. Targeting of individual buses which have been chartered for one-day special events is also available on the system.

         Digital Information Network Technology

         The digital information network consists of specialized electronic LED displays, transmission protocol, and control software. The software allows a programmer to enter information and entertainment data into a personal computer. The program is updated via a modem connected between the programming site and the transmitting location. It is then broadcast through an FM subcarrier frequency and received by a small antenna located on each vehicle. The digital information is then transferred into buffer memory inside the LED display. As the program then being displayed completes its cycle, the new data automatically replaces the old data without any interruption. The entire broadcast cycle - from in-house computer, to transmitter, to transit vehicle, to its on-screen appearance, can be completed in just minutes. The Company is responsible for repairing or replacing its electronic displays that are defective or damaged after installation. The Company performs monthly maintenance on all installed message displays.

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

         Dallas Area Rapid Transit

         In a 2000 industry survey, DART ranked 21st in the North American bus transit market, with approximately 822 vehicles. The Company entered into a contract with DART in October 1990, which granted the Company exclusive rights to install and operate its digital information network on-board DART's buses for a period of five years. Installation of the DART system was completed in August 1993. The Company and DART entered into a new contract in 1995 for an additional three years. In 1997, the Company and DART modified their contract, whereby the Company was granted approval to install its electronic information system on DART's forty (40) light rail vehicles, the installation of which was completed in July 1998. During 2000, DART received an additional fifty-five (55) trains, and the Company is currently in the process of installing its system on these vehicles.

         When the Company and DART modified their contract in 1997, they simultaneously extended it through October 2001. Under the existing contract, the Company pays DART 4% of its gross advertising receipts. In addition, DART has reserved a permanent position on the digital information network program for its exclusive use, as well as limited access to advertising space for its own printed material. The Company must reserve up to 30% of available space on interior advertising panels and one message block on the digital information network during each cycle of messages for DART'S use and public service announcements. Advertising revenues from the interior advertising panels account for less than five percent of total advertising revenues and the reservation of advertising space to DART does not materially affect the Company's total advertising revenues. Maintenance of the digital information network is subcontracted to an independent party. Each vehicle is inspected monthly to ensure that the hardware is functioning properly and the program is accurately displayed. Defective hardware is sent to a third party vendor for repair or replacement.

         The Company's contract with DART expires on October 15, 2001. If DART wishes to continue having a digital information network on its vehicles, as the Company believes it does, DART must solicit new proposals for this project and allow any and all interested parties to submit a bid. There can be no guarantee that the Company will be the successful bidder.

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

Terminated Merger Settlement

         In February 1999, the Company entered into a Settlement Agreement and Mutual Release with Internet Sports Network, Inc. ("ISN") terminating the October 1998 Agreement and Plan of Merger between the parties. In connection with the Settlement Agreement, the Company received approximately $320,000 cash and delivered shares of ISN common stock to ISN such that the Company retained ownership of 150,000 shares of ISN common Stock. The recorded value of the 475,000 ISN shares delivered to ISN pursuant to the Settlement Agreement of $190,000 and costs incurred of $69,000 relating to the merger were removed from investments in equity securities and other assets, respectively. Cash received exceeded the recorded value of ISN related assets, exclusive of the remaining recorded value of the retained shares, by $60,000 and has been included in other income in the accompanying consolidated statement of operations as gain on settlement in 1999.

         The Company's investment in 150,000 shares of ISN common stock (the "ISN Stock") had a cost of $60,000 when purchased in mid-1998, which approximated its estimated fair value during periods preceding the settlement. During 2000, the market value of ISN stock declined significantly and the stock had a reverse 6 for 1 stock split, such that the Company now owns 25,000 post-split shares. ISN stock is included in investments in equity securities at its estimated fair value of $2,000 at December 31, 2000, and the unrealized loss on these available-for-sale equity securities has been included in other expense in the accompanying consolidated statement of operations as the decline in market value is considered to be other-than-temporary.


ACIS Acquisition

         In 1997, the Company entered into a letter of intent with Advanced Communication and Information Services, Inc. ("ACIS") to acquire all of its capital stock in exchange for DDN common stock. Pursuant to the letter of intent, the Company advanced approximately $1 million cash under terms of promissory notes. ACIS defaulted on repayment of amounts owed, and in April 1998, the Company received a judgment against ACIS in the principal amount of approximately $1.35 million, but has not received any payment. The Company continues to monitor various collection actions but believes it is unlikely that it will be successful in recovering any, all or part of this judgment. The entire amount of the receivable was reserved during 1997. See "Legal Proceedings."


Domain Name Litigation

         An action in damages for breach of settlement agreement has been commenced against the Company in connection with the April 1998 settlement agreement with the former shareholder of hip Communications. As part of that settlement agreement, the Company was required to transfer the "hip.com" domain name to the former shareholder. The Company has not transferred the domain name and no longer has registration rights to such domain name. The Company has contacted the party which has such registration rights and is attempting to reacquire the hip.com domain name, but to date it has not been successful in these efforts. The Company is also exploring the viability of disputing the current ownership of the hip.com domain name under the Internet Corporation for Assigned Names and Numbers's Uniform Name Dispute Resolution Policy. In March 2001, a notice of motion was filed in the Supreme Court of British Columbia that the plaintiffs will make an application for an order for judgment in the action seeking damages for breach of settlement.


Employees

         As of January 31, 2001, the Company had five employees, of whom four were employed full-time, and one part-time.



Item 2.     Properties.

         The Company leases approximately 1,370 square feet in Dallas for approximately $2,600 per month pursuant to a 2-year lease that terminates on November 30, 2001.


Item 3.     Legal Proceedings.

         In 1997, the Company entered into a letter of intent with Advanced Communication and Information Services ("ACIS") to acquire all of the capital stock of ACIS in exchange for DDN common shares. Pursuant to the letter of intent, the Company forwarded ACIS $1,048,000 cash under terms of promissory notes for working capital pending completion of the acquisition. Subsequently, ACIS withdrew from the letter of intent and defaulted on repayment of amounts owed. In April 1998, the Company received a judgment from the King County Superior Court in the State of Washington against ACIS, ordering ACIS to pay the Company the amount of the loan, plus interest, plus a $300,000 cancellation fee. The Company continues to monitor various collection actions but believes it is unlikely that it will be successful in recovering any, all or part of this judgment.

         An action in damages for breach of settlement agreement has been commenced against the Company in connection with the April 1998 settlement agreement with the former shareholder of hip Communications. As part of that settlement agreement, the Company was required to transfer the "hip.com" domain name to the former shareholder. The Company has not transferred the domain name and no longer has registration rights to such domain name. The Company has contacted the party which has such registration rights and is attempting to reacquire the hip.com domain name, but to date it has not been successful in these efforts. The Company is also exploring the viability of disputing the current ownership of the hip.com domain name under the Internet Corporation for Assigned Names and Numbers's Uniform Name Dispute Resolution Policy. In March 2001, a notice of motion was filed in the Supreme Court of British Columbia that the plaintiffs will make an application for an order for judgment in the action seeking damages for breach of settlement.

         In January 1999, the Company was named a defendant in a lawsuit brought before a United States Bankruptcy Court by the Trustee for the estate of one of the Company's former customers seeking to recover certain payments made by the former customer within 90 days of its 1997 bankruptcy filing. The Trustee and the Company agreed to a settlement of $2,500, and in June 2000, the Court approved this settlement.

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of such other legal matters will not have a material adverse impact on the Company's financial position, results of operations or cash flows.


Item 4.     Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the fourth quarter of 2000.


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

         (a) Since May 1998, the Company's Common Stock (symbol "DIDA") has been reported on the OTC Electronic Bulletin Board. The following table sets forth the high and low closing prices.


                     Period                     High              Low
                     ------                     ----              ---
                 1999:
                 1st Quarter                $   1.00           $  0.35
                 2nd Quarter                    0.75              0.15
                 3rd Quarter                    0.34              0.14
                 4th Quarter                    0.26              0.06
                 2000:
                 1st Quarter                    1.02              0.16
                 2nd Quarter                    0.69              0.16
                 3rd Quarter                    0.41              0.16
                 4th Quarter                    0.31              0.05


         The above prices represent inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. The Company's warrants, which expired unexercised on February 13, 2001, were reported on the OTC Electronic Bulletin Board until the second quarter 1999, after which prices for warrants were reported at less than $0.01.


         (b) As of February 15, 2001, the Company had approximately 158 shareholders of record.

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

Background

In February 1996, the Company closed its initial public offering and received net cash proceeds of approximately $5.8 million from the issuance of approximately 1.3 million shares of common stock. Subsequent to its public offering, the Company completed three business acquisitions. In June 1996, the Company acquired all of the outstanding common stock of (i) ProNet, a Vancouver, British Columbia, Canada based internet service provider, for 100,000 shares of Company common stock, and (ii) Cyber America, also an internet-related business, for 50,000 shares of Company common stock. In September 1996, the Company acquired for 30,000 shares of Company common stock, all of the outstanding common stock of hip Communications Inc., a web page design firm. As a result of continuing cash flow losses, the Company closed its Cyber America and RIPTA operations in 1997. In September 1998, the Company sold all of its interests in its internet services business.

The Company currently generates advertising revenue in the out-of-home advertising industry, primarily through its Transit Network operation, which operates a digital information network. The Transit Network's digital information network is a network of computerized electronic displays that delivers information, both text and graphics, to riders on-board public transit vehicles, utilizing an FM subcarrier signal to transmit the data. The Transit Network currently operates its digital information network on the Dallas Area Rapid Transit ("DART") bus and rail system, having begun operations in 1991. The Company's contract with DART expires on October 15, 2001. If DART wishes to continue having a digital information network on its vehicles, as the Company believes it does, DART must solicit new proposals for this project and allow any and all interested parties to submit a bid. While the Company intends to seek to continue to provide services to DART and enter into a new contract to do so, there can be no guarantee that the Company will be the successful bidder.

In 2000, the Company entered into an agency relationship, whereby the Company will be selling truckside advertising. Under its arrangement, the Company is responsible for selling the advertising, for which the Company receives a commission calculated as a percentage of the revenue, which varies.

Results of Operations

         1999 Compared to 1998

Revenues increased to $589,000 for the year ended December 31, 1999 as compared to $574,000 for the prior year, generally the increase resulting from new clients, as renewals from continuing clients remain relatively comparable. Total expenses decreased from $972,000 to $724,000 during 1999 as compared to 1998. Direct costs remained relatively unchanged during 1999 as compared to 1998, decreasing slightly in amount and as a percent of revenues. Salaries and related decreased approximately 10%, or $36,000, as a result of elimination of certain executive salaries, which was in effect for all of 1999 and a portion of 1998. Marketing, general and administrative costs decreased $206,000 in 1999 due to $80,000 of stock-based compensation expense recorded in 1998 relating to certain repriced stock options, $55,000 of such expense reversed in 1999 as a result of declines in the market price of the Company's common stock, and due to reduced corporate related costs as a result of reduced merger and investment related activity. The loss from operations decreased to $135,000 in 1999 as compared to $409,000 in 1998.

In 1999, the Company entered into a Settlement Agreement and Mutual Release with Internet Sports Network, Inc. ("ISN") terminating an Agreement and Plan of Merger between the parties. In connection with the Settlement Agreement, the Company received approximately $320,000 cash and delivered shares of ISN common stock to ISN such that the Company retained ownership of 150,000 shares of ISN common stock (the "ISN Stock"). The Company's investment in ISN Stock had a cost of $60,000 when purchased in mid-1998, which approximated its estimated fair value during periods preceding the settlement. The recorded value of the 475,000 ISN shares delivered to ISN pursuant to the Settlement Agreement of $190,000 and costs incurred of $69,000 relating to the merger were removed from investments in equity securities and other assets, respectively. Cash received exceeded the recorded value of ISN related assets, exclusive of the remaining recorded value of the retained shares, by $60,000 and is included in other income in the accompanying consolidated statement of operations as gain on settlement.

Other income, net increased to $78,000 of net income in 1999 from $11,000 of net expense during 1998, primarily the result of the $60,000 gain on termination of merger settlement.

The Company continues to record a valuation allowance for the full amount of deferred income taxes, which would otherwise be recorded for tax benefits relating to operating losses, as realization of such deferred assets cannot be determined to be more likely than not.

         2000 Compared to 1999

Revenues increased slightly from $589,000 in 1999 to $590,000 in 2000. Revenues remained flat, due primarily to increased time spent developing a market for truckside advertising, which resulted in less marketing and sales time for the existing products.

Total expenses decreased to $703,000 from $724,000 during the year ended December 31, 2000, as compared to the prior year. Direct costs decreased to $170,000 from $197,000 primarily due to decreased depreciation expense in 2000 as more equipment became fully depreciated. Salaries and related remained relatively unchanged, increasing to $343,000 from $337,000, as did marketing, general and administrative, which remained at $190,000 for each year.

Other income, net decreased to $61,000 for the year ended December 31, 2000 from $78,000 of income for 1999, primarily the result of the $60,000 gain on termination of merger settlement in 1999, and a reduction of provision for disputed liabilities of $105,000 offset by an unrealized loss on equity securities in 2000 in the amount of $58,000.

Financial Condition, Liquidity and Capital Resources

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of such legal matters will not have a material adverse impact on the Company's financial position, results of operations or cash flows. (See Legal Proceedings.)

Operating activities provided cash of $7,000 during 2000 as compared to using cash of $12,000 during 1999. Cash used by operating activities was, for the most part, due to net losses for such years, such losses having decreased significantly as compared to preceding years. Cash was also provided during 2000 by a prepayment for services to be provided, which resulted in an increase of $153,000 in deferred revenue. Investing activities provided $246,000 of cash in 1999, primarily from the merger settlement, as compared to using cash of $32,000 for capital expenditures in 2000.

The Transit Network is currently re-installing the Company's information system on new DART buses that are periodically being added to replace older buses, as well as in new DART trains that are being added to their fleet. The Company is funding these (re)installations primarily from existing cash and cash equivalents. The Company's contract with DART is due to expire in October 2001 and DART is required to rebid the Contract. There can be no assurance that the Company will be the successful bidder for the new contract.

At December 31, 2000, the Company's principal current assets consisted primarily of approximately $347,000 of cash and cash equivalents, most of which was invested in short-term, interest-bearing investments with banks, and $73,000 of net accounts receivable. The Company's total liabilities of $572,000 consisted of $251,000 of deferred revenue (a significant increase over previous years due to additional deferred revenue from a truckside advertising client), $102,000 in accounts payable and accrued payroll and related liabilities, other accrued liabilities of $45,000, and $174,000 of notes payable.

The Company has incurred net losses for several years, including approximately $2 million and $3 million during 1996 and 1997, and $322,000 during 1998. It was in 1998 that the Company's securities were delisted from the Nasdaq SmallCap Market as a result of non-compliance with tangible net worth continued listing requirements. As noted in an explanatory paragraph in the Report of Independent Certified Public Accountants on the Company's consolidated financial statements, these conditions raised substantial doubt about the Company's ability to continue as a going concern.

The Company has taken actions to reduce negative cash flows, including disposing of portions of the business, such as the 1998 sale of the internet services segment, reducing general and administrative expenses, and minimizing capital expenditures. While losses from operations have decreased significantly to

$135,000 in 1999 and $113,000 in 2000, the Company has not yet consistently generated positive cash flows from operations. The Company has pursued merger possibilities and continues to do so. The ability of the Company to generate positive cash flows from operations and net income, is dependent on, among other things, market conditions, the receptiveness of the advertising community to the Company's recently-introduced advertising products, the recovery of recorded assets, cost control, and the Company's ability to raise capital under acceptable terms. While the Company has had some successes in certain of these endeavors in the past, there can be no assurance that its efforts will be successful in the future. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

         Notes to Financial Statements                             F-7 to F-12

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

                        DIRECTORS AND EXECUTIVE OFFICERS

         Information regarding the executive officers and directors of the Company as of December 31, 2000 is as follows:

Name                          Age         Position with the Company
----                          ---         -------------------------
Donald B. Scott, Jr.          45          President and Chairman of the Board

James F. Biagi, Jr.           44          Secretary and Director

Robert F. Hussey              51          Director

Richard J. Boeglin            43          Vice President, Finance and Operations
                                          Chief Financial Officer

Susan E. Hassel               54          Vice President, Sales

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

         Richard J. Boeglin has served as Vice President of Finance and Operations and the Chief Financial Officer since April 1995. He has been with the Company since 1991. He has fourteen years of management experience, including direct management of transit system design, development and installation. From 1987 to 1991, Mr. Boeglin worked in the outdoor advertising industry.

         Susan E. Hassel has served as Vice President of Sales since she started with the Company in April 1992. She has sixteen years of sales and marketing experience. From 1985 until 1991, Ms. Hassel was the Director of Sales and Marketing for The Relocation Center, a relocation counseling company in Dallas, Texas.


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

Item 10.          Executive Compensation.

The following table sets forth certain information regarding cash and non-cash compensation paid by the Company during each of the Company's last three fiscal years to the Company's Chief Executive Officer and the other most highly compensated executive officer of the Company whose annual compensation exceeded $100,000 during the fiscal year ended December 31, 2000 (the "Named Persons").

                                                     Annual Compensation          Long-Term Compensation
                                                                                            Awards
Name and                                                                                 Securities
Principal Position                      Year            Salary           Bonus        Underlying Options
------------------                      ----            ------           -----        -------------------

Donald B. Scott, Chairman               2000            $    -0-        $ 10,000           44,723
  of the Board and President            1999                 -0-          20,000           20,000
                                        1998              38,000             -0-             -0-


Susan E. Hassel, V.P. Sales             2000            $125,697         $   -0-              559
                                        1999             125,561             -0-            8,943
                                        1998             121,929             -0-             -0-
----------------


With respect to the Named Persons, by extending previously-issued options, the Company's Board of Directors awarded the Company's President and Chairman of the Board 44,723 options, and the Company's V.P. Sales, 559 options. In addition, the Company's President and Chairman of the Board was awarded $10,000 for year 2000 services. No options were exercised by the Named Persons during 2000. The following table sets forth information with respect to unexercised options held by the Named Persons at December 31, 2000.



                                      Number of
                                      Securities            Value of
                                      Underlying           Unexercised
                                      Unexercised         In-the-Money
                                      Options at             Options
                                      Fiscal                At Fisal
                Name                  Year-End (1)          Year-End (1)(2)
                                               ---                   ---

Donald B. Scott, President            176,408             $
                                                               -0-
Susan E. Hassel, V.P. Sales            26,738             $    -0-

-----------------
(1) All options were exercisable on December 31, 2000. The value of unexercised options is based on an estimated fair market value of the Company's Common Stock on December 31, 2000, of $.16 per share.
(2) Options to officers and directors were repriced to $.125 per share in February, 2001.

                            COMPENSATION OF DIRECTORS

         As compensation for serving in 2000, directors were awarded $10,000 each. In addition, by extending previously-issued options, Messrs. Scott and Biagi were awarded 44,723 options and 27,952 options, respectively, to purchase the Company's common stock at an exercise price of $.25 per share, exercisable until March 9, 2001. In February 2001, the Company repriced options for its officers and directors to $.125 per share.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of December 31, 2000, by
(i) each person or entity who beneficially owns 5% or more of the Common Stock,
(ii) each director, (iii) the Named Persons, and (iv) all officers and directors of the Company as a group. Unless otherwise noted, the persons and entities named below have sole voting and investment power with respect to such shares.

Name of                                 Total Beneficial Ownership              Percent of Class Beneficially
Beneficial Owner                            (including options)                 Owned as of December 31, 2000
----------------                            -------------------                 -----------------------------

Whiterock, Inc.                                328,500 (1)                       11.5%
Donald B. Scott, Jr., Chairman of
   the Board and President                     185,209 (2)                        6.5%
James F. Biagi, Jr., Secretary and Director    144,946 (3)                        5.1%
Robert F. Hussey, Director                     172,000 (4)                        6.0%
Susan E. Hassel, V.P. Sales                     27,857 (5)                        1.0%
All Executive Officers and Directors           594,047 (6)                       20.9%
  as a group (5 persons)

-----------------------
    (1) According to a Schedule 13d filed with the Securities and Exchange Commission, Whiterock, Inc. is a Texas corporation, principally engaged in the business of investments, of which Mr. Kevan Casey is founder, president and chairman of the board.
    (2) Includes options to purchase 174,366 shares exercisable within 60 days.
    (3) Includes options to purchase 119,133 shares exercisable within 60 days.
    (4) Includes options to purchase 150,000 shares exercisable within 60 days.
    (5) Includes options to purchase 26,738 shares exercisable within 60 days.
    (6) Includes options to purchase 532,594 shares exercisable within 60 days.



Item 12. Certain Relationships and Related Transactions.

         During the period June 1996 through July 1997, through advances and the payment of personal expenses, the Company's president and CEO, Donald B. Scott, owed the Company approximately $42,000. The Company has been accruing interest at various rates on this amount over the years. The Company's Board of Directors awarded Mr. Scott $20,000 for services performed as a director in 1999, of which $10,000 was used to reduce his note with the Company. As of December 31, 2000, the balance of Mr. Scott's receivable was $40,000.


         In April 1999 the Company advanced one of its directors, Robert F. Hussey, $100,000 pursuant to a promissory note bearing interest at the rate of 8% per year. The original note was to mature in September 1999, and has been subsequently extended. The new maturity date is December 31, 2001. This note is collateralized by shares of ISN stock and shares of Company common stock owned by Mr. Hussey, as well as Mr. Hussey's options to purchase the Company's common stock. The Company's Board of Directors awarded Mr. Hussey $35,000 for services performed as a director in 1999, of which $25,000 was used to reduce his note with the Company. As of December 31, 2000, the balance of Mr. Hussey's receivable was $88,000.

         The Company believes that the foregoing transactions with its officers and directors were on terms no less favorable than could have been obtained from independent third parties. All future transactions with such persons will also be on terms no less favorable than could be obtained from independent third parties.

Item 13.     Exhibits and Reports on Form 8-K.

         (a) Exhibits - Consent of Independent Certified Public Accountants dated March 15, 2001.

                                     EXHIBIT


               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Digital Data Networks, Inc.
Dallas, Texas

We hereby consent to the incorporation by reference in the Company's Form S-8 of our report dated March 15, 2001 relating to the consolidated financial statements of Digital Data Networks, Inc. appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Our report contains an explanatory paragraph regarding the Company's ability to continue as a going concern.





BDO Seidman, LLP
Seattle, Washington
March 15, 2001

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               DIGITAL DATA NETWORKS, INC.
                               (Registrant)


                               By:    /s/  Donald B. Scott
                                    ----------------------
                                    Donald B. Scott, Chairman of the Board
                                    (Principal Executive Officer)


                               Date:  March 28, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                 Capacity                            Date


/s/  Donald B. Scott       Chairman of the Board,              March 28, 2001
----------------------
Donald B. Scott            President, Director,
                           (Principal Executive Officer)

/s/  James F. Biagi, Jr.   Secretary and Director              March 28, 2001
------------------------
James F. Biagi, Jr.


/s/  Robert  F. Hussey     Director                            March 28, 2001
------------------------
Robert F. Hussey


/s/  Richard J. Boeglin    Vice President, Finance and         March 28, 2001
------------------------   Operations (Principal Financial
Richard J. Boeglin         and Accounting Officer)

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

Notes to Financial Statements                                 F-7 to F-12

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Digital Data Networks, Inc.


         We have audited the accompanying consolidated balance sheets of Digital Data Networks, Inc. and its subsidiaries ("the Company"), as of December 31, 1999 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Data Networks, Inc. and its subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations and has experienced negative cash flows from operations. Additionally, the Company's contract with Dallas Area Rapid Transit ("DART") is due to expire in October 2001 and DART is required to rebid the contract. There can be no assurance that the Company will be the successful bidder of the new contract. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



BDO Seidman, LLP
Seattle, Washington



March 15, 2001

                           DIGITAL DATA NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                          December 31,
                                                                                  ---------------------------

                                                                                      1999              2000
                                                                                      ----              ----
Current assets
  Cash and cash equivalents                                                       $    372          $    347
  Trade accounts receivable, net of allowance
     for doubtful accounts of $8                                                        56                73
  Prepaid expenses and other current assets                                              3                63
  Receivables from officer and director, net of reserves (Note 8)                       81                87
                                                                                  --------          --------
     Total current assets                                                              512               570
Equipment, net (Notes 4 and 5)                                                          28                44
Investments in equity securities (Note 3)                                              150                 2
Other assets                                                                             2                 1
                                                                                  --------          --------

Total assets                                                                      $    692          $    617
                                                                                  ========          ========


Current liabilities
  Accounts payable                                                                $     49          $     81
  Accrued payroll and related                                                           20                21
  Deferred revenue                                                                      98               251
  Other accrued liabilities                                                            151                45
  Notes payable (Note 5)                                                                 -               174
                                                                                  --------          --------   ---
     Total current liabilities                                                         318               572
Long-term notes payable (Note 5)                                                       166                 -
                                                                                  --------          --------
     Total liabilities                                                                 484               572
                                                                                  --------          --------   ---

Commitments and contingencies (Notes 2, 10, and 11)

Stockholders' equity
  Preferred stock, no par value, 1,000,000 shares authorized,
     no shares issued or outstanding                                                     -                 -
  Common stock, no par value, 10,000,000 shares authorized,
    2,314,597 shares issued and outstanding (Note 7)                                13,418            13,397
  Treasury stock, at cost, 30,000 shares                                                (7)               (7)
  Unrealized appreciation on equity securities available
    for sale (Note 3)                                                                   90                 -
  Accumulated deficit                                                              (13,293)          (13,345)
                                                                                  --------          --------
     Total stockholders' equity                                                        208                45
                                                                                  --------          --------

     Total liabilities and stockholders' equity                                   $    692          $    617
                                                                                  ========          ========








                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in Thousands, Except Per Share Data)

                                                              Year Ended December 31,
                                                             --------------------------
                                                                1999             2000
                                                              --------         --------

Revenues                                                      $   589          $   590
                                                              --------          -------

Expenses:
   Direct operating costs                                         197              170
   Salaries and related                                           337              343
   Marketing, general and administrative                          190              190
                                                              --------         --------

      Total expenses                                              724              703
                                                              --------         --------

Loss from operations                                             (135)            (113)
                                                              --------         --------

Other income (expense):
   Interest expense                                               (10)              (8)
   Investment income                                               28               22
   Unrealized loss on equity securities                             -              (58)
   Reduction of provision for disputed liabilities                  -              105
   Gain on merger termination settlement (Note 3)                  60                -
                                                              --------         --------


      Total other income (expense), net                            78               61
                                                              --------         --------

Net loss                                                      $   (57)         $   (52)
                                                              ========         ========

Net loss per share - basic and diluted                        $ (0.02)         $ (0.02)
                                                              ========         ========

Weighted average shares outstanding                             2,284            2,284
                                                              ========         ========





















                 See accompanying notes to financial statements
                                      F-4

                           DIGITAL DATA NETWORKS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in Thousands)

                                                                            Unrealized
                                                                            Appreciation
                                                                            on Equity
                                                                            Securities
                                  Common Stock        Treasury Stock        Available      Accumulated
                               Shares    Amount      Shares    Amount        For Sale       Deficit       Total
                               ------   --------     ------    ------        --------      ----------     -----

Balance, January 1, 1999       2,314    $ 13,473        30     $  (7)        $    -        $(13,236)      $  230


Net loss                           -           -         -          -             -             (57)         (57)
Unrealized appreciation
on equity securities               -           -         -          -            90               -           90
available for sale
Total comprehensive income         -           -         -          -             -               -           33

Stock-based compensation           -         (55)        -          -             -               -          (55)
                               ------   ---------    ------    -------       -------       ----------     ------

Balance, December 31, 1999     2,314      13,418        30        (7)            90         (13,293)         208

Net loss                           -           -         -          -             -             (52)         (52)
Decrease in unrealized
 appreciation on equity
 securities available for          -           -         -          -           (90)              -          (90)
 sale
Total comprehensive income         -           -         -          -             -               -         (142)
Stock-based compensation           -         (21)        -          -             -               -          (21)
                               ------   ---------    ------    -------       -------       ----------     ------


Balance, December 31, 2000     2,314    $ 13,397        30     $  (7)        $    -        $(13,345)      $   45
                               ======   =========    ======    =======       =======       ==========     ======
























                 See accompanying notes to financial statements
                                      F-5

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in Thousands)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                                    1999           2000
Cash flows from operating activities                                                ----           ----
Net Loss                                                                         $      (57)    $     (52)
   Adjustments to reconcile net loss to net cash
     used by operating activities
       Depreciation and amortization                                                     74            16
       Unrealized loss on equity securities                                               -            58
       Reduction of provision for disputed liabilities                                    -          (105)
       Gain on merger termination settlement                                            (60)            -
       Compensatory option expense                                                      (55)          (21)
       Increase in accounts receivable                                                  (18)          (17)
       Decrease (increase) in prepaid expenses and other current assets                  43           (60)
       Increase in accounts payable and other current liabilities                        48            32
       Increase in deferred revenue                                                      30           153
       Other                                                                            (17)            3
                                                                                  ----------     ---------
Net cash provided (used) by operating activities                                        (12)            7
                                                                                  ----------     ---------

Cash flows from investing activities
   Purchases of equipment                                                                 -          (32)
   Advances on notes receivable to director                                            (100)           -
   Proceeds from terminated merger settlement                                           319            -
   Receipt of payments on notes receivable                                               27            -
                                                                                  ----------    ---------
Net cash provided (used)  by investing activities                                       246          (32)
                                                                                  ----------     --------

Cash flows from financing activities
   Debt principal payments                                                              (13)           -
                                                                                  ----------     --------
Net cash used by financing activities                                                   (13)           -
                                                                                  ----------     --------

Net increase (decrease) in cash and cash equivalents                                    221          (25)

Cash and cash equivalents
   Beginning of year                                                                    151          372
                                                                                  ----------     ---------

   End of year                                                                   $      372     $    347
                                                                                  ==========     =========













                 See accompanying notes to financial statements
                                      F-6

                           DIGITAL DATA NETWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 1  Description of Business and Summary of Significant Accounting Policies

Digital Data Networks, Inc. ("the Company" or "DDN"), a wireless, passenger communication and advertising company, is principally engaged in the operation of a "digital information network", a network of computerized electronics message displays that deliver current news, information and advertising to riders on-board public transit vehicles. The digital information network consists of a series of electronic information displays utilizing digital radio transmission technology. The Company, incorporated in 1988, operates a digital information network in operation in Dallas, Texas under the name The Transit Network.

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

Investments in Equity Securities - The Company's investments in equity securities are stated at estimated market value and considered available for sale. Unrealized gain (loss) on equity securities available for sale are recorded as a separate component of stockholders' equity, unless unrealized losses resulting from declines in market value are considered other than temporary. If declines in market value are considered to be other than temporary, then the unrealized loss is recognized as a loss in the statement of operations.

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

Fair Value of Financial Instruments - Carrying amounts reported in the balance sheet for cash and cash equivalents, trade accounts receivable, notes receivable, other current assets, accounts payable and other accrued expenses approximate fair value because of their immediate or short-term nature. The carrying amount reported in the balance sheet for investments in equity securities approximates fair value because they are stated at estimated market value based upon recent transactions in such securities. The fair value of long-term debt approximates its carrying value because of its near-term maturity date.

Revenue Recognition - The Company records revenue over the contractual period which services are provided. To the extent payment is received in advance of the contractual period expiration, such prepaid amounts are recorded as deferred revenue until services are provided.

Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of

Note 1 Description of Business and Summary of Significant Accounting Policies (continued)

grant over the amount an employee must pay to acquire the stock. If stock options are repriced, the effects of changes in the stock price are recognized as compensation expense in accordance with accounting for variable stock option plans. Had the Company accounted for stock-based compensation at fair value in accordance with SFAS 123, the pro forma financial statement effect on net loss would have been insignificantly different from actual amounts.

Net Loss Per Share - Basic "Earnings Per Share" ("EPS") is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As the Company's stock options and warrants for approximately 2.6 million shares of Company common stock at December 31, 1999 and 2000 are antidilutive, only basic EPS is presented. These securities could potentially dilute future EPS calculations.

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

Comprehensive Income - Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of the net loss for the year and the increase or decrease in unrealized appreciation on equity securities available for sale, and is presented in the consolidated statement of stockholders' equity.

Note 2  Financial Condition, Liquidity and Going Concern

While losses from operations have decreased to $135,000 in 1999 and $113,000 in 2000, the Company has not yet consistently generated positive cash flows from operations. The Company has incurred net losses for several years, including approximately $2 million and $3 million in 1996 and 1997 and $322,000 in 1998. It was in 1998 that the Company's securities were delisted from the Nasdaq SmallCap Market as a result of non-compliance with tangible net worth requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's contract with DART expires on October 15, 2001. If DART wishes to continue having a digital information network on its vehicles, as the Company believes it does, DART must solicit new proposals for this project and allow any and all interested parties to submit a bid. While the Company intends to seek to continue to provide services to DART and enter into a new contract to do so, there can be no guarantee that the Company will be the successful bidder.

The Company has taken actions to reduce negative cash flows, including disposing of portions of the business, such as the 1998 sale of the internet services segment, reducing general and administrative expenses, and minimizing capital expenditures. The Company has pursued merger possibilities and continues to do so. The ability of the Company to generate positive cash flows from operations and net income, is dependent, among other things, on market conditions, the yet-to-be-determined receptiveness by the advertising community to the Company's recently-introduced advertising products, the recovery of recorded assets, cost control, and the Company's ability to raise capital under acceptable terms. While the Company has had some successes in these endeavors in the past, there can be no assurance that its efforts will be successful in the future. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3  Terminated Merger Settlement

In 1999, the Company entered into a Settlement Agreement and Mutual Release with Internet Sports Network, Inc. ("ISN") terminating an Agreement and Plan of Merger between the parties. In connection with the Settlement Agreement, the Company received approximately $320,000 cash and delivered shares of ISN common stock to ISN such that the Company retained ownership of 150,000 shares of ISN common stock (the "ISN Stock"). The recorded value of the 475,000 ISN shares delivered to ISN pursuant to the Settlement Agreement of $190,000 and costs incurred of $69,000 relating to the merger were removed from investments in equity securities and other assets, respectively. Cash received exceeded the recorded value of ISN related assets, exclusive of the remaining recorded value of the retained shares, by $60,000 and is included in other income in the accompanying consolidated statement of operations as gain on settlement.

The Company's investment in ISN Stock had a cost of $60,000 when purchased in mid-1998, which approximated its estimated fair value during period preceding the settlement. ISN Stock is included in investments in equity securities at its estimated fair value of approximately $150,000 and $2,000 at December 31, 1999 and 2000, respectively. At December 31, 1999, the unrealized appreciation on these available-for-sale securities is included as a separate component of stockholders' equity. At December 31, 2000, the unrealized loss is recognized as a loss in the statement of operations, as the decline in market value is considered to be other than temporary.

Note 4  Equipment

Equipment consists of the following (in thousands):
                                                                December 31,
                                                                ------------
                                                              1999       2000
                                                              ----       ----
Equipment installed in public transit vehicles              $ 1,485    $ 1,510
Office equipment and other                                       32         15
                                                            -------    -------
                                                              1,517      1,525
Accumulated depreciation                                     (1,489)    (1,481)
                                                            --------    -------
Equipment, net                                              $    28    $    44
                                                            ========   =======


Note 5  Note Payable and Long-Term Debt

The Company's long-term debt consists of a promissory note payable to Dallas Area Rapid Transit ("DART"). The note bears interest at 5% per annum, is secured by equipment installed on DART pubic transit vehicles, and is due in full, including accrued interest, in October 2001.


Note 6  Software License and Supply Agreement

Pursuant to terms of a 1993 agreement, as amended, the Company's Transit Network Division licenses substantially all of its computer software, which is an essential element of the digital information network, from an electronics supplier and software development company. The fully-paid license provides the Company with exclusive rights to such software in metropolitan areas of the United States and Canada with populations over 100,000 and nonexclusive rights elsewhere in the world.


Note 7  Common Stock and Stock Options

In February 1996, the Company closed its initial public stock and warrant offering and received net cash proceeds of approximately $5.8 million, after deduction for underwriters commissions and certain other offering related costs. The Company issued 1,322,500 shares of its common stock and 1,840,000 of its common stock purchase warrants. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $6 per share during the five years commencing upon issuance. All of the 1,840,000 warrants expired, unexercised, on February 13, 2001.

During 1994, the Company adopted a Combined Incentive and Non-Qualified Stock Option Plan (the "1994 Plan") which permits the issuance of options to acquire shares of Company common stock. The 1994 Plan permits grants of incentive stock options to employees and of non-qualified stock options to employees, directors, consultants or independent contractors of the Company. The exercise price of incentive stock options shall not be less than the fair market value of Company common stock at the date of grant. The exercise price of non-qualified stock options may be greater or less than the fair market value of Company common stock at the date of grant. The duration of options shall be established by the Board of Directors, and shall not exceed ten years. During 1996, the Company adopted a Combined Incentive and Non-Qualified Stock Option Plan (the "1996 Plan") with provisions similar to the 1994 Plan. The 1994 Plan and 1996 Plan reserve approximately 112,000 shares and 250,000 shares, respectively, of common stock for grant and provides that terms of each award be determined by the Board of Directors. Prior to 1998, the Company granted approximately 323,000 options under the 1994 and 1996 Plans.

During 1999, the Company granted to employees and directors approximately 118,000 options to purchase common stock at an exercise price of $.50 per share, expiring in 2009. During 2000, the Company repriced 90,000 options granted to directors having an exercise price of $.50 to $.30 per share, and extended the life of approximately 74,000 options granted to officers and directors having an exercise price of $.25 per share for one year to March 2001. No options have been exercised. As a result of decreases in the excess of estimated fair value of Company common stock over the exercise price for repriced options, which approximated $25,000 at December 31, 1999 and nil at December 31 2000, the Company recognized expense reversals of $55,000 and $25,000 during 1999 and 2000.

All stock options granted had an exercise price not less than the fair market value of the Company's common stock on the date of grant. The following summarizes stock option activity during the two years ended December 31, 2000 and represent exercise prices as adjusted for repricings (thousands of shares):

                                                                    Exercise Price      Weighted Average
                                                   Shares              Per Share         Exercise Price
                                                ----------          ---------------      -----------------
  Outstanding at December 31, 1998                    714           $0.09 to $19.68        $   4.75


  Granted or extended                                 118           $ .50                  $   0.50
  Expired or extended                                 (44)          $1.75 to $19.68        $   4.93
                                                ----------          ---------------

  Outstanding at December 31, 1999                    788           $0.09 to $ 9.93        $   4.59


  Repriced or extended                                173           $0.25 to $ 0.30        $   0.28
  Expired, repriced or extended                      (184)          $0.25 to $ 8.94        $   0.80
                                                ------------        ---------------


  Outstanding at December 31, 2000                    777           $0.09 to $ 9.93        $   1.15
                                                ==============      ===============


Information relating to outstanding and exercisable stock options at December 31, 2000, summarized by exercise price are as follows (thousands of shares):
                                                  Weighted Average
                                          -------------------------------------

            Range of                      Remaining Life
      Exercise Price          Shares         in Years         Exercise Price
   ------------------         ------      --------------      --------------
   $  0.09 to $  0.30           676               1.6              $  0.25
   $  0.89 to $  1.75            17               1.2                 1.47
   $  4.47 to $  6.71            29               1.3                 5.41
   $  8.94 to $  9.93            55               2.7                 9.78
                              ------

                                777                 -              $  1.15
                              ======

Note 8  Related Party Transactions

Prior to 1998, the Company made cash advances to its President, who is also one of the Company's directors, which approximated $42,000. The Company has continued to request repayments on amounts due, although none have been made to date. During 1998, the entire amount of the receivable was reserved. During 1999, the Company's Board of Directors authorized a $10,000 reduction in this receivable in consideration for consulting services provided. Since the receivable had been fully reserved in 1998, no net additional expense was recognized in 1999. At December 31, 2000, the total receivable, which is fully reserved, approximated $42,000, including accrued interest.

Included in receivables from officer and directors at December 31, 1999 and 2000 is $81,000 and $88,000 respectively, due from one of the Company's directors pursuant to terms of an 8% promissory note, which had an original principal balance of $100,000. The note's maturity date has been extended and is now due December 31, 2001. The note is collateralized by shares of ISN and Company common stock owned by the director and the director's options to purchase Company common stock. During 1999, the Company's Board of Directors authorized a $25,000 reduction in the note receivable in consideration for consulting services, which has been recorded as consulting expense included in marketing, general and administrative expense.


Note 9  Income Taxes

At December 31, 1999 and 2000, the Company had deferred tax assets of approximately $2.7 million, principally arising from net operating loss carryforwards. As management of the Company cannot determine that it is more likely than not that the Company will receive the benefit of these assets, a valuation allowance equal to the deferred tax asset has been established.

As of December 31, 2000 the Company had net operating loss carryforwards available to reduce future taxable income of approximately $7.9 million, which begin to expire in 2006. As a result of changes in stockholder ownership, utilization of net operating loss carryforwards could be subject to annual limitation.


Note 10  Operating Lease Commitments

The Company leases an FM subcarrier for transmission to electronic display signs located on-board public transit vehicles. The FM subcarrier lease is pursuant to an agreement expiring December 2001, which requires annual payments of $30,000. Also, the Company leases an office facility under an operating lease with monthly payments of approximately $2,600 expiring in November 2001. Future annual minimum lease payments for all leases approximate $59,000 for 2001. Rent expense for 1999 and 2000 was $60,000 and $61,000, respectively.


Note 11  Commitments and Contingencies

In 1998, the Company settled litigation between the Company and the former stockholder of hip Communications pertaining to the Company's 1996 acquisition of that company. In 1999, an action in damages for breach of settlement agreement was commenced against the Company. As part of that settlement agreement, the Company was required to transfer the "hip.com" domain name to the former shareholder. The Company has not transferred the domain name and no longer has registration rights to such domain name. The Company has contacted the party which has such registration rights and is attempting to reacquire the hip.com domain name. The Company is also exploring the viability of disputing the current ownership of the hip.com domain name under the Internet Corporation for Assigned Names and Numbers's Uniform Names and Dispute Resolution Policy. Due to the early stage of this litigation and, as no amounts were named in this action, the Company is unable to determine the consequences, monetary or otherwise, which might result from the outcome of this uncertainty.

In 1997, the Company entered into a letter of intent with Advanced Communication and Information Services ("ACIS") to acquire all of the capital stock of ACIS in exchange for DDN common shares. Pursuant to the letter of intent, the Company forwarded ACIS approximately $1 million cash under terms of promissory notes. Subsequently, ACIS issued to the Company 1,000,000 shares of ACIS common stock and withdrew from the letter of intent. ACIS defaulted on repayment of amounts owed, and in April 1998, the Company received a judgment from the King County Superior Court in the State of Washington against ACIS in the principal amount of $1.35 million. Collection efforts with respect to this judgment have not resulted in any recovery, nonetheless, the Company continues to monitor various collection actions. There can be no assurance that the Company will recover any, all, or part of this judgment. The entire amount of the receivable was reserved during 1997.

The Company has a contract, which expires in October 2001, to provide services with the Dallas Area Rapid Transit authority ("DART") that includes a provision for a 4% royalty payable to DART on certain gross advertising receipts.

During the year ended December 31, 2000, the Company received no communications from former vendors regarding previously recorded disputed liabilities, and since it had been more than three years from invoice dates and more than a year of no follow-up communications from vendors contesting the Company's dispute, the Company reduced amounts previously provided for these liabilities by $105,000 in the fourth quarter. The reduction of previously provided liabilities is included in other income.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of other various legal proceedings will not have a material adverse impact on the Company's financial position, results of operations or cash flows.


Note 12  Segment, Geographic and Significant Customer Information

Revenues from major customers exceeding 10% of total revenue for 1999 included two customers, Dallas County Community College District ("DCCCD") and Aegis Communications, accounting for approximately 17% and 11% of consolidated revenues, respectively. During 2000, revenues from major customers exceeding 10% of total revenue included DCCCD, which accounted for approximately 17% of consolidated revenues.