Form 10QSB
period 2001-03-31
DIGITAL DATA NETWORKS INC
filed 2001-05-11
CIK 949371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of April 15, 2001, 2,357,272 shares of Common Stock were outstanding.

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

                           DIGITAL DATA NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                 December 31,        March 31,
                                                                                      2000              2001
                                                                                      ----              ----
Current assets
  Cash and cash equivalents                                                        $   347           $   214
  Trade accounts receivable, net of allowances
     for doubtful accounts of $8                                                        73                81
  Prepaid expenses and other current assets                                             63                33
  Receivables from officer and director, net of reserves                                87                89
                                                                                   --------          --------
     Total current assets                                                              570               417
Equipment, net                                                                          44               120
Investments in equity securities                                                         2                 2
Other assets                                                                             1                 1
                                                                                   --------          --------

Total assets                                                                       $   617           $   540
                                                                                   ========          ========

Current liabilities
  Accounts payable                                                                 $    81           $    38
  Accrued payroll and related                                                           21                23
  Unearned income                                                                      251               222
  Other accrued liabilities                                                             45                45
  Notes payable                                                                        174               175
                                                                                   --------          --------
     Total current liabilities                                                         572               503
                                                                                   --------          --------


Commitments and contingencies (Note 3)

Stockholders' equity
  Preferred stock, no par value, 1,000,000 shares authorized,
     no shares issued or outstanding                                                     -                 -
  Common stock, no par value, 10,000,000 shares authorized,
    2,284,597 and 2,357,272 shares issued and outstanding                           13,390            13,399
  Accumulated deficit                                                              (13,345)          (13,362)
                                                                                   --------          --------
     Total stockholders' equity                                                         45                37
                                                                                   --------          --------

     Total liabilities and stockholders' equity                                    $   617           $   540
                                                                                   ========          ========












                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in Thousands, Except Per Share Data)


                                                                                Three Months Ended March 31,
                                                                                     2000           2001
                                                                                     ----           ----
Revenues                                                                           $   143          $   221
                                                                                   --------         --------

Expenses
   Direct operating costs                                                               38              111
   Salaries and related                                                                 80               91
   Marketing, general and administrative                                                53               38
                                                                                   --------         --------

      Total expenses                                                                   171              240
                                                                                   --------         --------

Loss from operations                                                                   (28)             (19)
                                                                                   --------         --------

Other income (expense)
   Interest expense                                                                     (2)              (2)
   Interest income                                                                       6                4
                                                                                   --------         --------


      Total other income (expense), net                                                  4                2
                                                                                   --------         --------

Net loss                                                                           $   (24)         $   (17)
                                                                                   ========         ========

Net loss per share - basic and diluted                                             $ (0.01)         $ (0.01)
                                                                                   ========         ========

Weighted average shares outstanding                                                  2,284            2,305
                                                                                   ========         ========
























                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in Thousands)





                                                          Common Stock             Accumulated
                                                      Shares            Amount        Deficit              Total
                                                      ------            ------        -------              -----

Balance, December 31, 2000                             2,284          $ 13,390       $ (13,345)            $  45

Net Loss                                                   -                 -             (17)              (17)
Exercise of stock options                                 73                 9                                 9
                                                       ------         ---------      ----------            ------


Balance, March 31, 2001                                2,357          $ 13,399       $ (13,362)            $  37
                                                       =====          =========      ==========            ======


































                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                                      Three Months Ended March 31,
                                                                                         2000            2001
                                                                                         ----            ----

Cash flows from operating activities
Net Loss                                                                               $   (24)        $  (17)
   Adjustments to reconcile net loss to net cash
     used by operating activities
       Depreciation and amortization                                                         3              4
       Decrease in accounts payable and accrued liabilities                                (23)           (41)
       Other                                                                               (19)            (8)
                                                                                       --------        -------
Net cash used by operating activities                                                      (63)           (62)
                                                                                       --------        -------

Cash flows from investing activities
   Purchases of equipment                                                                    -            (80)
                                                                                       --------        -------
Net cash used by investing activities                                                        -            (80)
                                                                                       --------        -------

Cash flows from financing activities
   Proceeds from exercise of stock options                                                   -              9
                                                                                       --------        -------
Net cash provided by financing activities                                                    -              9
                                                                                       --------        -------

Net decrease in cash and cash equivalents                                                  (63)          (133)

Cash and cash equivalents
   Beginning of Period                                                                     372            347
                                                                                       --------        -------

   End of Period                                                                       $   309         $  214
                                                                                       ========        =======



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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 2000 Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year.

Note 2  Financial Condition, Liquidity and Going Concern

The Company has incurred net losses since inception, and while losses from operations have continued to decrease the last several years, the Company continues to experience losses and negative cash flows from operations. In 1998, the Company was notified that its securities were delisted from the Nasdaq SmallCap Market as a result of non-compliance with tangible net worth continued listing requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company has taken actions to reduce negative cash flows, including disposing of portions of the business, such as the sale of the internet services segment, and reducing general and administrative expenses. The Company has pursued merger possibilities and continues to do so. The ability of the Company to generate positive cash flows from operations and net income, is dependent, among other things, on market conditions, the yet-to-be-determined receptiveness by the advertising community to the Company's recently-introduced advertising products, the recovery of recorded assets, cost control, and the Company's ability to raise capital under acceptable terms. While the Company has had some successes in these endeavors in the past, there can be no assurance that its efforts will be successful in the future. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3  Commitments and Contingencies

In 1998, the Company settled litigation between the Company and the former stockholder of hip Communications pertaining to the Company's 1996 acquisition of that company. As part of that settlement agreement, the Company was required to transfer the "hip.com" domain name to the former stockholder. The Company failed to transfer the domain name and no longer has registration rights to such domain name. As a result, in 1999 the former stockholder filed an action against the Company for damages for breach of settlement agreement. The Company has contacted the party which holds the registration rights to the hip.com domain name and is attempting to reacquire it. The Company is also exploring the viability of disputing the current ownership of the

Note 3  Commitments and Contingencies

hip.com domain name under the Internet Corporation for Assigned Names and Numbers's Uniform Names and Dispute Resolution Policy. In March 2001, a Notice of Motion was filed in the Supreme Court of British Columbia that the plaintiff will make an application for an order for judgement in this action. Filed with this notice of motion was a valuation report which estimated, based on ranges of estimated values, the fair market value of the domain name as of dates in 1998 and 2000 to be approximately $200,000 and $700,000. This valuation report noted, among other things, that valuations are subjective, not precise, that others may place a different value on the asset, and that the underlying data from which the estimates of value were based was not available for review, thus reducing confidence of conclusions reached. This motion has not yet been heard by the Court and the Company is unable at this time to determine the consequences, monetary or otherwise, which might result from the outcome of this action.

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

Item 2. Management's Discussion and Analysis or Plan of Operations

                              Safe Harbor Statement

Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, are made throughout this Management's Discussion and Analysis or Plan of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "estimates" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated herein. These factors include, but are not limited to, those set forth in Item 6 entitled Management's Discussion and Analysis or Plan of Operations in the Company's Form 10-KSB for the year ended December 31, 2000.
                              --------------------

         The following discussion and analysis should be read in conjunction with the Company's interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB and with the Company's consolidated annual financial statements and management's discussion and analysis included in the Company's Annual Report on Form 10-KSB.

Results of Operations

         Revenues increased from $143,000 to $221,000 during the three months ended March 31, 2001, as compared to the prior year period, primarily due to new advertising products, the Marquee Headliner and truckside.

         Total expenses increased from $171,000 to $240,000 during the three months ended March 31, 2001, as compared to the prior year period. Direct operating costs increased significantly from $38,000 to $111,000 primarily due to expenses related to the new truckside advertising product, as production and installation expenses account for approximately 80% of truckside revenue. Salaries and related and marketing, general and administrative expenses were relatively comparable to prior year amounts.

         As a result of the increase in revenues more than offsetting the increase in expenses, the net loss decreased to $17,000 from $24,000 for the three months ended March 31, 2001 as compared to the prior year period.

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

         Net cash used by operating activities for the three months ended March 31, 2001 was $62,000, a $1,000 decrease as compared to the $63,000 used during the comparative prior year period.

         Capital expenditures were $80,000 during the three months ended March 31, 2001. The Company is currently installing its information system on new trains that have recently been added to DART's fleet, as well as re-installing its system on new buses that are periodically being added to DART's fleet to replace older buses. The Company is funding these installation costs from existing cash.

         At March 31, 2001, the Company's principal current assets consisted primarily of $214,000 of cash, most of which was invested in short-term, interest-bearing investments with banks, $81,000 of accounts receivable and $33,000 of prepaid expenses. The Company's principal current liabilities consisted of $61,000 in accounts payable and accrued payroll and related liabilities, $222,000 of unearned income (which will be recognized during the next twelve months), and $175,000 of notes payable.

         The Company has incurred net losses from inception, and while losses from operations have continued to decrease the last several years, the Company continues to experience losses and negative cash flows from operations. In 1998, the Company's securities were delisted from the Nasdaq SmallCap Market as a result of non-compliance with tangible net worth continued listing requirements. These are among conditions which raise substantial doubt about the Company's ability to continue as a going concern.

         The Company has taken actions to reduce negative cash flows, including disposing of portions of the business, such as the sale of the internet services segment, and reducing general and administrative expenses. The ability of the Company to generate positive cash flows from operations and net income, is dependent on, among other things, overall market conditions, the yet-to-be-determined receptiveness by the advertising community to the Company's recently-introduced advertising products, the recovery of recorded assets, cost control, and the Company's ability to raise capital under acceptable terms. While the Company has had some successes in certain of these endeavors in the past, there can be no assurance that its efforts will be successful in the future. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

         The Company believes that it does not have any material exposure to interest or commodity risks. The Company does not own any derivative instruments and does not engage in any hedging transactions.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

         An action in damages for breach of settlement agreement has been commenced against the Company in connection with the April 1998 settlement agreement with the former stockholder of hip Communications. As part of that settlement agreement, the Company was required to transfer the "hip.com" domain name to the former stockholder. The Company failed to transfer the domain name and no longer has registration rights to such domain name. As a result, in 1999 the former stockholder filed an action against the Company in the Supreme Court of British Columbia for damages for breach of settlement agreement. The Company has contacted the party which holds the registration rights to the hip.com domain name and is attempting to reacquire it, but to date it has not been successful in these efforts. The Company is also exploring the viability of disputing the current ownership of the hip.com domain name under the Internet Corporation for Assigned Names and Numbers's Uniform Name Dispute Resolution Policy. In March 2001, a Notice of Motion was filed in the Supreme Court of British Columbia that the plaintiff will make an application for an order for judgement in this action. Filed with this notice of motion was a valuation report which estimated, based on ranges of estimated values, the fair market value of the domain name as of dates in 1998 and 2000 to be approximately $200,000 and $700,000. This valuation report noted, among other things, that valuations are subjective, not precise, that others may place a different value on the asset, and that the underlying data from which the estimates of value were based was not available for review, thus reducing confidence of conclusions reached. This motion has not yet been heard by the Court and the Company is unable at this time to determine the consequences, monetary or otherwise, which might result from the outcome of this action.

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



                                  Digital Data Networks, Inc.
                                  (Registrant)


Date:     May 11, 2001            By:    /s/   Donald B. Scott, Jr.
                                  ------------------------------
                                  Donald B. Scott, Jr., President



Date:     May 11, 2001            By:    /s/   Richard J. Boeglin
                                  ----------------------------
                                  Richard J. Boeglin
                                  Vice President, Finance & Operations