Form 10QSB
period 2001-06-30
DIGITAL DATA NETWORKS INC
filed 2001-08-14
CIK 949371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001.

         [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________to_______________

                         Commission file number: 0-27704

                           DIGITAL DATA NETWORKS, INC.
        (Exact name of small business issuer as specified in its charter)


Washington                                                 91-1426372
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                             Identification No.)

3102 Maple Avenue, Suite 230
Dallas, Texas  75201                                       (214) 969-7200
(Address of principal executive offices)            (Issuer's telephone number)


As of August 1, 2001, 2,358,390 shares of Common Stock were outstanding.

                                      INDEX

                                                                            Page

PART I.       FINANCIAL INFORMATION

   Item 1.      Consolidated Financial Statements                              3

   Item 2.      Management's Discussion and Analysis of Financial              9
                Condition and Results of Operations

   Item 3.      Quantitative and Qualitative Disclosure about Market Risk     11

PART II.        OTHER INFORMATION

   Item 1.      Legal Proceedings                                             12

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

(a) There are no issues requiring disclosure for these items and they have therefore been omitted.

                          PART I. FINANCIAL INFORMATION
                    Item 1. Consolidated Financial Statements

                           DIGITAL DATA NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                December 31,        June 30,
                                                                                   2000               2001
                                                                                 (audited)        (unaudited)
                                                                                 ---------        -----------
ASSETS
  Current assets:
    Cash and cash equivalents                                                    $     347        $      120
    Trade accounts receivable, net of allowances
       for doubtful accounts of $8                                                      73                72
    Prepaid expenses and other current assets                                           63                56
    Receivables from officer and director, net of reserves of $5                        87                91
                                                                                 ---------        ----------
       Total current assets                                                            570               339
  Equipment, net of accumulated depreciation                                            44               110
  Investments in equity securities                                                       2                 -
  Other assets                                                                           1                 1
                                                                                 ---------        ----------

  Total assets                                                                   $     617        $      450
                                                                                 =========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                             $      81        $       26
    Accrued payroll and related                                                         21                21
    Unearned income                                                                    251               134
    Other accrued liabilities                                                           45                45
    Notes payable                                                                      174               177
                                                                                 ---------        ----------
       Total current liabilities                                                       572               403
                                                                                 ---------        ----------


  Commitments and contingencies (Note 3)

  Stockholders' equity:
    Preferred stock, no par value, 1,000,000 shares authorized,
       No shares issued or outstanding                                                   -                 -
    Common stock, no par value, 10,000,000 shares authorized,
      2,284,597 and 2,358,390 shares issued and outstanding                         13,390            13,399
    Accumulated deficit                                                            (13,345)          (13,352)
                                                                                 ---------        ----------
       Total stockholders' equity                                                       45                47
                                                                                 ---------        ----------

       Total liabilities and stockholders' equity                                $     617        $      450
                                                                                 =========        ==========








                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in Thousands, Except Per Share Data)


                                                      Three Months                  Six Months
                                                     Ended June 30,               Ended June 30,
                                                     --------------               --------------
                                                 2000            2001            2000            2001
                                               --------      ---------      ----------       ---------



   Revenues                                   $     143      $     221      $     286        $   442
                                              ---------      ---------      ---------        --------

   Expenses:
     Direct operating costs                          36             81             74            194
     Salaries and related                            84             89            164            180
     Marketing, general and administrative           41             42             94             78
                                              ---------      ---------      ---------        --------

       Total expenses                               161            212            332            452
                                              ---------      ---------      ---------        --------

   Income (loss) from operations                    (18)             9            (46)           (10)
                                              ---------      ---------      ---------        --------

   Other income (expense):
     Interest expense                                (2)            (2)            (4)            (4)
     Interest income                                  6              5             12              9
     Unrealized loss on equity securities             -             (2)             -             (2)
                                              ---------      ---------      ---------        --------

       Total other income (expense), net              4              1              8              3
                                              ---------      ---------      ---------        --------

   Net income (loss)                          $     (14)     $      10      $     (38)       $    (7)
                                              =========      =========      =========        ========


   Net loss per share - basic and diluted     $  (0.01)      $   (0.00)     $   (0.02)       $  (0.00)
                                              =========      =========      =========        ========


    Weighted average shares outstanding           2,284          2,358          2,284           2,332
                                              =========      =========      =========        ========



















                 See accompanying notes to financial statements
                                       4

                           DIGITAL DATA NETWORKS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars and Shares in Thousands)





                                                                                                        Total
                                                             Common Stock          Accumulated       Stockholders'
                                                        Shares          Amount       Deficit            Equity


Balance, December 31, 2000                              2,284          $ 13,390    $ (13,345)         $  45

Net Loss                                                    -                 -           (7)            (7)
Exercise of stock options                                  74                 9            -              9
                                                        ------         --------    ----------         ------


Balance, June 30, 2001                                  2,358          $ 13,399    $ (13,352)         $  47
                                                        ======         ========    ==========         ======




































                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                                   Six Months Ended June 30,
                                                                                         2000            2001
                                                                                         ----            ----

Cash flows from operating activities:
Net Loss                                                                               $  (38)         $  (7)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                                                        7             14
       Decrease in accounts payable and accrued liabilities                               (27)           (55)
       Decrease in unearned income                                                        (37)          (117)
       Other                                                                                -              9
                                                                                       -------         ------
Net cash used by operating activities                                                     (95)          (156)
                                                                                       -------         ------

Cash flows from investing activities:
   Purchases of equipment                                                                   -            (80)
                                                                                       -------         ------
Net cash used by investing activities                                                       -            (80)
                                                                                       -------         ------

Cash flows from financing activities:
   Proceeds from exercise of stock options                                                  -              9
                                                                                       -------         ------
Net cash provided by financing activities                                                   -              9
                                                                                       -------         ------

Net decrease in cash and cash equivalents                                                 (95)          (227)

Cash and cash equivalents
   Beginning of Period                                                                    372            347
                                                                                       -------         ------

   End of Period                                                                       $  277          $ 120
                                                                                       =======         ======



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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 2000 Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year.

Note 2 Financial Condition, Liquidity and Going Concern

The Company continues to experience net losses and negative cash flows from operations. It also has an accumulated deficit at June 30, 2001 of $13,352,000 and a negative working capital position. The Company's contract to provide services with DART is due to expire in October 2001 and DART is required to re-bid the contract. The Company's lease of a FM subcarrier signal is due to expire in December 2001. While the Company intends to respond to the bid and try to renegotiate its FM subcarrier lease, there can be no assurance that the Company will be able to negotiate terms as favorable as its current contract and lease. In addition, the Company has been unable to secure debt or equity financing to fund operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

As discussed in Note 3, the Company maintains a contract to provide services for DART, which expires on October 15, 2001. If DART wishes to continue having a digital information network on its vehicles, as the Company believes it does, DART must solicit new proposals for this project via a Request for Proposal ("RFP"), and allow any and all interested parties to submit a bid. DART has indicated to the Company that they will issue this RFP within ninety (90) days of the current contract's expiration date. While the Company intends to respond to this bid and hopes to enter into a new contract in order to continue providing services to DART, there can be no guarantee that the Company will be the successful bidder.

The Company leases a FM subcarrier signal from a radio station, which it uses to transmit its program. This subcarrier lease expires on December 15, 2001, and the Company has been notified by the radio station that it will not continue leasing its subcarrier signal to the Company after the current lease expires. If the Company leases a subcarrier signal from a different radio station, it will require a substantial capital investment, since the Company will have to individually modify the receivers in every DART bus or train which has the Company's digital information network installed in it. The Company is attempting to negotiate a renewal lease with the radio station it currently leases its subcarrier from, but there can be no guarantee that it will be successful. Whether the Company leases its subcarrier from the current radio station or a new one, the Company may have to pay substantially more for this subcarrier lease than it currently pays.

The Company has taken actions to improve cash flows, including reducing general and administrative expenses. In addition, the Company has pursued merger possibilities and continues to do so. The ability of the Company to generate positive cash flows from operations and net income, is dependent, among other things, on market conditions, the yet-to-be-determined receptiveness by the advertising community to the Company's recently-introduced advertising products, the recovery of recorded assets, cost control, and the Company's ability to raise capital under acceptable terms. While the Company has had some successes in these endeavors in the past, there can be no assurance that its efforts will be successful in the future. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3  Commitments and Contingencies

In 1998, the Company settled litigation between the Company and the former stockholder of hip Communications pertaining to the Company's 1996 acquisition of that company. As part of that settlement agreement, the Company was required to transfer the "hip.com" domain name to the former stockholder. The Company failed to transfer the domain name and no longer has registration rights to such domain name. As a result, in 1999 the former stockholder filed an action against the Company for damages for breach of settlement agreement. The Company has contacted the party which holds the registration rights to the hip.com domain name and is attempting to reacquire it. The Company is also exploring the viability of disputing the current ownership of the hip.com domain name under the Internet Corporation for Assigned Names and Numbers's Uniform Names and Dispute Resolution Policy. In March 2001, a Notice of Motion was filed in the Supreme Court of British Columbia that the plaintiff will make an application for an order for judgement in this action. Filed with this notice of motion was a valuation report which estimated, based on ranges of estimated values, the fair market value of the domain name as of dates in 1998 and 2000 to be approximately $200,000 and $700,000. This valuation report noted, among other things, that valuations are subjective, not precise, that others may place a different value on the asset, and that the underlying data from which the estimates of value were based was not available for review, thus reducing confidence of conclusions reached. This motion has not yet been heard by the Court and the Company is unable at this time to determine the consequences, monetary or otherwise, which might result from the outcome of this action. The Company has made various attempts to settle this and no progress has been made to date. In the event of litigation, the Company is unable to quantify the outcome of this action. The Company is continuing to try and reach a settlement with the plaintiff prior to the trial date, which has been scheduled for November 20, 2001.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              Safe Harbor Statement

Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, are made throughout this Management's Discussion and Analysis or Plan of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "estimates" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated herein. These factors include, but are not limited to, those set forth in Item 6 entitled Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-KSB for the year ended December 31, 2000.
                              --------------------

         The following discussion and analysis should be read in conjunction with the Company's interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB and with the Company's annual consolidated financial statements and management's discussion and analysis included in the Company's Annual Report on Form 10-KSB.

Results of Operations

         Revenues increased from $143,000 to $221,000 for the three month period ended June 30, 2001 as compared to the prior year period, due primarily to the sales of new advertising products, the Marquee Headliner and truckside. Revenue from the Marquee Headliner represented $71,000 for this three-month period, while truckside revenue accounted for $36,000 during this same period, offsetting a decline of approximately $21,000 from electronic information system revenue. The overall increase in revenues for this three month period contributed to a 54% increase in revenues, from $286,000 to $442,000, for the six month period ended June 30, 2001.

         Total expenses for the three month period ended June 30, 2001 increased from $161,000 to $212,000 as compared to the prior year period, while total expenses for the six month period increased from $332,000 to $452,000, primarily due to $45,000 and $120,000 increases, respectively, in direct costs. Direct operating costs increased significantly primarily due to: a) expenses related to the new truckside advertising product, as production and installation expenses account for approximately 80% of truckside revenue; and b) expenses related to the installation of its electronic information system on new DART trains. For the six month period ending June 30, 2001, salaries and related increased from $164,000 to $180,000, primarily the result of sales commissions being paid on higher revenues. Marketing, general and administrative expenses decreased from $94,000 to $78,000, primarily due to reduced legal and accounting expenditures.

         The three month period ended June 30, 2001 resulted in net income of $10,000 which helped decrease the net loss for the six month period ended June 30, 2001 to $7,000, as compared to a net loss of $38,000 for the prior year period.

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

         Net cash used by operating activities for the six months ended June 30, 2001 was $156,000, a $61,000 increase as compared to the $95,000 used during the comparative prior year period.

         Capital expenditures were $80,000 during the six months ended June 30, 2001. The Company is currently installing its electronic information system on new trains that have recently been added to DART's fleet, as well as re-installing its system on new buses that are periodically being added to DART's fleet to replace older buses. The Company is funding these installation costs from existing cash.

         At June 30, 2001, the Company's principal current assets consisted primarily of $120,000 of cash, most of which was invested in short-term, interest-bearing investments with banks, $72,000 of accounts receivable and $56,000 of prepaid expenses. The Company's principal current liabilities consisted of $47,000 in accounts payable and accrued payroll and related liabilities, $134,000 of unearned income (which will be recognized during the next twelve months), and $177,000 of notes payable.

         The Company continues to experience net losses and negative cash flows from operations. It also has an accumulated deficit at June 30, 2001 of $13,352,000 and a negative working capital position. In addition, the Company has been unable to secure debt or equity financing to fund operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         As discussed in Note 3, the Company maintains a contract to provide services to DART, which expires on October 15, 2001. If DART wishes to continue having a digital information network on its vehicles, as the Company believes it does, DART must solicit new proposals for this project via a Request for Proposal ("RFP"), and allow any and all interested parties to submit a bid. DART has indicated to the Company that they will issue this RFP within ninety (90) days of the current contract's expiration date. While the Company intends to respond to this bid and hopes to enter into a new contract in order to continue providing services to DART, there can be no guarantee that the Company will be the successful bidder.

         The Company leases a FM subcarrier signal from a radio station, which it uses to transmit its program. This subcarrier lease expires on December 15, 2001, and the Company has been notified by the radio station that it will not continue leasing its subcarrier signal to the Company after the current lease expires. If the Company leases a subcarrier signal from a different radio station, it will require a substantial capital investment, since the Company will have to individually modify the receivers in every DART bus or train which has the Company's digital information network installed in it. The Company is attempting to negotiate a renewal lease with the radio station it currently leases its subcarrier from, but there can be no guarantee that it will be successful. Whether the Company leases its subcarrier from the current radio station or a new one, the Company may have to pay substantially more for this subcarrier lease than it currently pays.

         The Company has taken actions to improve cash flows, including reducing general and administrative expenses. The ability of the Company to generate positive cash flows from operations and net income, is dependent on, among other things, overall market conditions, the yet-to-be-determined receptiveness by the advertising community to the Company's recently-introduced advertising products, the recovery of recorded assets, cost control, and the Company's ability to raise capital under acceptable terms. While the Company has had some successes in certain of these endeavors in the past, there can be no assurance that its efforts will be successful in the future. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

         The Company believes that it does not have any material exposure to interest or commodity risks. The Company does not own any derivative instruments and does not engage in any hedging transactions.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

         An action in damages for breach of settlement agreement has been commenced against the Company in connection with the April 1998 settlement agreement with the former stockholder of hip Communications. As part of that settlement agreement, the Company was required to transfer the "hip.com" domain name to the former stockholder. The Company failed to transfer the domain name and no longer has registration rights to such domain name. As a result, in 1999 the former stockholder filed an action against the Company in the Supreme Court of British Columbia for damages for breach of settlement agreement. The Company has contacted the party which holds the registration rights to the hip.com domain name and is attempting to reacquire it, but to date it has not been successful in these efforts. The Company is also exploring the viability of disputing the current ownership of the hip.com domain name under the Internet Corporation for Assigned Names and Numbers's Uniform Name Dispute Resolution Policy. In March 2001, a Notice of Motion was filed in the Supreme Court of British Columbia that the plaintiff will make an application for an order for judgement in this action. Filed with this notice of motion was a valuation report which estimated, based on ranges of estimated values, the fair market value of the domain name as of dates in 1998 and 2000 to be approximately $200,000 and $700,000. This valuation report noted, among other things, that valuations are subjective, not precise, that others may place a different value on the asset, and that the underlying data from which the estimates of value were based was not available for review, thus reducing confidence of conclusions reached. This motion has not yet been heard by the Court and the Company is unable at this time to determine the consequences, monetary or otherwise, which might result from the outcome of this action. The Company has made various attempts to settle this and no progress has been made to date. In the event of litigation, the Company is unable to quantify the outcome of this action. The Company is continuing to try and reach a settlement with the plaintiff prior to the trial date, which has been scheduled for November 20, 2001.

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



                                  Digital Data Networks, Inc.
                                  (Registrant)


Date:     August 14, 2001         By:    /s/   Donald B. Scott, Jr.
                                  ---------------------------------
                                  Donald B. Scott, Jr., President



Date:     August 14, 2001         By:    /s/   Richard J. Boeglin
                                  -------------------------------
                                  Richard J. Boeglin
                                  Vice President, Finance & Operations