Form 10QSB
period 2001-09-30
DIGITAL DATA NETWORKS INC
filed 2001-11-14
CIK 949371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001.

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


As of November 10, 2001, 2,458,390 shares of Common Stock were outstanding.

                                      INDEX

                                                                           Page
    PART I. FINANCIAL INFORMATION

        Item  1.      Consolidated Financial Statements                      3

        Item  2.      Management's Discussion and Analysis of Financial
                      Condition and 9 Results of Operations                  9

        Item  3.      Quantitative and Qualitative Disclosure
                      about Market Risk                                     11

    PART II. OTHER INFORMATION

        Item  1.      Legal Proceedings                                     12

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

                          PART I. FINANCIAL INFORMATION
                    Item 1. Consolidated Financial Statements

                           DIGITAL DATA NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                 December 31,     September 30,
                                                                                    2000              2001
                                                                                 (audited)        (unaudited)
                                                                                 ---------        -----------
ASSETS
  Current assets:
    Cash and cash equivalents                                                     $    347          $    189
    Trade accounts receivable, net of allowances
       for doubtful accounts of $8                                                      73                50
    Prepaid expenses and other current assets                                           63                25
    Receivables from officer and director, net of reserves of $5                        87                93
                                                                                  --------          --------
       Total current assets                                                            570               357
  Equipment, net of accumulated depreciation                                            44                57
  Investments in equity securities                                                       2                 -
  Other assets                                                                           1                 1
                                                                                  --------          --------

  Total assets                                                                    $    617          $    415
                                                                                  ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Current liabilities:
    Accounts payable                                                              $     81          $     50
    Accrued payroll and related                                                         21                29
    Unearned income                                                                    251               155
    Other accrued liabilities                                                           45                45
    Notes payable                                                                      174               178
                                                                                  --------          --------
       Total current liabilities                                                       572               457
                                                                                  --------          --------


  Commitments and contingencies (Note 3)

  Stockholders' equity (deficit):
    Preferred stock, no par value, 1,000,000 shares authorized,
       No shares issued or outstanding                                                   -                 -
    Common stock, no par value, 10,000,000 shares authorized,
      2,284,597 and 2,358,390 shares issued and outstanding                         13,390            13,399
    Accumulated deficit                                                            (13,345)          (13,441)
                                                                                  --------          --------
       Total stockholders' equity (deficit)                                             45               (42)
                                                                                  --------          --------

       Total liabilities and stockholders' equity (deficit)                       $    617          $    415
                                                                                  ========          ========










                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in Thousands, Except Per Share Data)

                                                      Three Months                  Nine Months
                                                     Ended Sept. 30,              Ended Sept. 30,
                                                     ---------------              ---------------
                                                 2000            2001           2000             2001
                                               --------      ---------      ----------       -------------



   Revenues                                    $     126      $     208      $     412        $   650
                                               ---------      ---------      ---------        -------

   Expenses:
     Direct operating costs                           28            155            102            347
     Salaries and related                             82             94            246            274
     Marketing, general and administrative            45             30            139            110
                                               ---------      ---------      ---------        -------

       Total expenses                                155            279            487            731
                                               --------       ---------      ---------        -------

   Income (loss) from operations                     (29)           (71)           (75)           (81)
                                               ---------      ---------      ---------        -------

   Other income (expense):
     Interest expense                                 (2)            (1)            (5)            (5)
     Interest income                                   4              3             15             12
     Provision for litigation settlement               -            (20)             -            (20)
     Unrealized loss on equity securities              -              -              -             (2)
                                               ---------      ---------      ---------        -------

       Total other income (expense), net               2            (18)            10            (15)
                                               ---------      ---------      ---------        -------

   Net income (loss)                           $     (27)     $     (89)     $     (65)       $   (96)
                                               =========      =========      =========        =======


   Net loss per share - basic and diluted      $  (0.01)      $   (0.04)     $   (0.03)       $ (0.04)
                                               =========      =========      =========        =======


    Weighted average shares outstanding            2,284          2,358          2,284          2,340
                                               =========      =========      =========        =======



















                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)
                        (Dollars and Shares in Thousands)



                                                                                            Total
                                                 Common Stock            Accumulated     Stockholders'
                                            Shares         Amount            Deficit     Equity (Defict)
                                            ------         ------        ----------      ---------------


Balance, December 31, 2000                  2,284       $ 13,390          $ (13,345)      $   45

Net Loss                                        -              -                (96)         (96)
Exercise of stock options                      74              9                  -            9
                                            ------      --------          ---------       ------
Balance, September 30, 2001                 2,358       $ 13,399          $ (13,441)      $  (42)
                                            =====       ========          =========       ======





































                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                                    Nine Months Ended Sept.30,
                                                                                    --------------------------
                                                                                         2000            2001
                                                                                         ----            ----

Cash flows from operating activities:
Net Loss                                                                               $   (65)        $  (96)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                                                        10             66
       Decrease in accounts receivable                                                      15             23
       Decrease (increase) in prepaid expenses and other current assets                    (14)            38
       Decrease in accounts payable and accrued liabilities                                (22)           (31)
       Decrease in unearned income                                                         (67)           (96)
       Other                                                                                 2              8
                                                                                       -------         ------
Net cash used by operating activities                                                     (141)           (88)
                                                                                       -------         ------

Cash flows from investing activities:
   Purchases of equipment                                                                  (16)           (80)
                                                                                       -------         ------
Net cash used by investing activities                                                      (16)           (80)
                                                                                       -------         ------

Cash flows from financing activities:
   Proceeds from exercise of stock options                                                   -              9
                                                                                       -------         ------
Net cash provided by financing activities                                                    -              9
                                                                                       -------         ------

Net decrease in cash and cash equivalents                                                 (157)          (159)

Cash and cash equivalents
   Beginning of Period                                                                     372            347
                                                                                       -------         ------

   End of Period                                                                       $   215         $  188
                                                                                       =======         ======




                 See accompanying notes to financial statements

                           Digital Data Networks, Inc.
                          NOTES TO FINANCIAL STATEMENTS

Note 1  Description of Business

Digital Data Networks, Inc. ("the Company" or DDN"), a wireless, passenger communication and advertising company, is principally engaged in the operation of a "digital information network", a network of computerized electronic message displays that delivers current news, information and advertising to riders on-board public transit vehicles. The digital information network consists of a series of electronic information displays utilizing digital radio transmission technology. The Company, incorporated in 1988, operates a digital information network in Dallas, Texas under the name The Transit Network.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 2000 Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year.

Note 2  Financial Condition, Liquidity and Going Concern

The Company continues to experience net losses and negative cash flows from operations. It also has an accumulated deficit at September 30, 2001 of $13,441,000 and a negative working capital position. The Company's contract to provide services to DART is due to expire in October 2002 and DART is planning to re-bid the contract. While the Company intends to respond to DART's bid, there can be no assurance that the Company will be able to negotiate terms as favorable as its current contract. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

As discussed in Note 3, the Company maintains a contract to provide services for DART, which was recently extended for one year and which now expires in October 2002. If DART wishes to continue having a digital information network on its vehicles, as the Company believes it does, DART must solicit new proposals for this project via a Request for Proposal ("RFP"), and allow any and all interested parties to submit a bid. While the Company intends to respond to this bid and hopes to enter into a new contract in order to continue providing services to DART, there can be no guarantee that the Company will be the successful bidder.

The Company leases a FM subcarrier signal which it uses to transmit its program, pursuant to terms of a lease which expires in December 2001. The Company is in the process of finalizing a new subcarrier lease which utilizes a different frequency which will require a capital investment of approximately $60,000, since the Company will have to individually modify the receivers in every DART bus or train which has the Company's digital information network installed in it.

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

Note 3  Commitments and Contingencies

In 1998, the Company settled litigation between the Company and the former stockholder of hip Communications pertaining to the Company's 1996 acquisition of that company. As part of that settlement agreement, the Company was required to transfer the "hip.com" domain name to the former stockholder. The Company failed to transfer the domain name and no longer has registration rights to such domain name. As a result, in 1999 the former stockholder filed an action against the Company for damages for breach of settlement agreement. The Company has contacted the party which holds the registration rights to the hip.com domain name and attempted to reacquire it, but was unsuccessful. In October 2001, the Company and former stockholder entered into a new settlement agreement, whereby plaintiff received $25,000 and 100,000 shares of the Company's stock, and in exchange, the former stockholder terminated its pending legal action and agreed to take no further legal action in this matter. As a result of this new settlement agreement, the Company recorded an additional provision for litigation settlement of $20,000 during the three months ended September 30, 2001.

The extension of the Company's contract with DART, in addition to extending the term for one year, also provided for the refinancing of the Company's note payable to DART. The note payable was due October 15, 2001 and provided for interest at 18% per annum after the maturity date. Terms of the note payable were revised to extend the due date to October 15, 2002, require monthly principal payments of $5,000 commencing in October 2001, and provide for interest at 12% per annum. The contract also includes a provision for a 4% royalty payable to DART on certain gross advertising receipts.

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


Results of Operations

         Revenues increased from $126,000 to $208,000 for the three months ended September 30, 2001 as compared to the prior year period, due primarily to the sales of new advertising products, the Marquee Headliner and truckside. There were no revenues from the Marquee Headliner or truckside advertising for the three month period ended September 30, 2000. Revenue from the Marquee Headliner represented $71,000 for this three month period, while truckside revenue accounted for $36,000 during this same period. Revenue from the electronic information system accounted for $101,000, a $25,000 decrease over the prior year period, the result of lower demand for this product. The overall increase in revenues for this three month period is consistent with prior quarters in fiscal 2001 and contributed to a 58% increase in revenues, from $412,000 to $650,000, for the nine months ended September 30, 2001.

         Total expenses for the three months ended September 30, 2001 increased from $155,000 to $279,000 as compared to the prior year period, while total expenses for the nine month period increased from $487,000 to $731,000, primarily due to a $245,000 increase in direct costs. Direct operating costs increased significantly primarily due to: a) expenses related to the new truckside advertising product, as production and installation expenses account for approximately 80% of truckside revenue; and b) expenses related to the installation of electronic information systems on new DART trains. For the nine month period ending September 30, 2001, salaries and related increased from $246,000 to $274,000, primarily the result of sales commissions being paid on higher revenues. Marketing, general and administrative expenses decreased during the nine months ended September 30, 2001 as compared to the prior year period from $139,000 to $110,000, primarily due to reduced legal and accounting expenditures approximating $15,000.

         As a result of litigation settlement, the Company recorded a provision for litigation settlement of $20,000 during the three months ended September 30, 2001.

         The three month period ended September 30, 2001 resulted in net loss of $89,000 which increased the net loss for the nine month period ended September 30, 2001 to $96,000, as compared to a net loss of $65,000 for the prior year period.

         The Company continues to record a valuation allowance for the full amount of deferred income taxes, which would otherwise be recorded for tax benefits relating to operating losses, as realization of such deferred assets cannot be determined to be more likely than not.

Financial Condition, Liquidity and Capital Resources

         Net cash used by operating activities for the nine months ended September 30, 2001 was $88,000, a $53,000 decrease as compared to the $141,000 used during the comparative prior year period.

         Capital expenditures were $80,000 during the nine months ended September 30, 2001. The Company is currently installing its electronic information system on new trains that have recently been added to DART's fleet, as well as re-installing its system on new buses that are periodically being added to DART's fleet to replace older buses. The Company is funding these installation costs from existing cash. The equipment installed is held as collateral on the note due to DART and is being amortized over the remaining term of the contract.

         At September 30, 2001, the Company's principal current assets consisted primarily of $189,000 of cash, most of which was invested in short-term, interest-bearing investments with banks, $93,000 of receivables from one of the Company's directors, $50,000 of accounts receivable and $25,000 of prepaid expenses. The Company's principal current liabilities consisted of $79,000 in accounts payable and accrued payroll and related liabilities, $155,000 of unearned income (which will be recognized during the next twelve months), and $178,000 of notes payable.

         The Company continues to experience net losses and negative cash flows from operations. It also has an accumulated deficit at September 30, 2001 of $13,441,000 and a negative working capital position. The Company's contract to provide services to DART is due to expire in October 2002 and DART is planning to re-bid the contract. While the Company intends to respond to DART's bid, there can be no assurance that the Company will be able to negotiate terms as favorable as its current contract. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         As discussed in Note 3, the Company maintains a contract to provide services for DART, which was recently extended for one year and which now expires in October 2002. If DART wishes to continue having a digital information network on its vehicles, as the Company believes it does, DART must solicit new proposals for this project via a Request for Proposal ("RFP"), and allow any and all interested parties to submit a bid. While the Company intends to respond to this bid and hopes to enter into a new contract in order to continue providing services to DART, there can be no guarantee that the Company will be the successful bidder.

         The Company leases a FM subcarrier signal which it uses to transmit its program, pursuant to terms of a lease which expires in December 2001. The Company is in the process of finalizing a new subcarrier lease which utilizes a different frequency which will require a capital investment of approximately $60,000, since the Company will have to individually modify the receivers in every DART bus or train which has the Company's digital information network installed in it.

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

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

         An action in damages for breach of settlement agreement commenced against the Company in connection with the April 1998 settlement agreement with the former stockholder of hip Communications. As part of that settlement agreement, the Company was required to transfer the "hip.com" domain name to the former stockholder. The Company failed to transfer the domain name and no longer has registration rights to such domain name. As a result, in 1999 the former stockholder filed an action against the Company in the Supreme Court of British Columbia for damages for breach of settlement agreement. The Company has contacted the party which holds the registration rights to the hip.com domain name and attempted to reacquire it, but was not successful in these efforts. In October 2001, the Company and former stockholder entered into a new settlement agreement, whereby plaintiff received $25,000 and 100,000 shares of the Company's stock, and in exchange, the former stockholder terminated its pending legal action and agreed to take no further legal action in this matter.

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



                                   Digital Data Networks, Inc.
                                  (Registrant)


Date:     November 14, 2001        By:    /s/   Donald B. Scott, Jr.
                                   ------------------------------
                                   Donald B. Scott, Jr., President



Date:     November 14, 2001        By:    /s/   Richard J. Boeglin
                                   ----------------------------
                                   Richard J. Boeglin
                                   Vice President, Finance & Operations