Form 10KSB
period 2001-12-31
DIGITAL DATA NETWORKS INC
filed 2002-04-01
CIK 949371

DIGITAL DATA NETWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended December 31, 2001.

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

Securities registered under Section 12(g) of the Exchange Act:
                                                     Common Stock, no par value
                                                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year were $835,000.

The aggregate market value of the voting stock held by non-affiliates of the issuer on February 28, 2002 was approximately $144,525.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 28, 2002, 2,458,390 shares of Common Stock were outstanding.

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

         In February 1996, the Company completed an initial public offering, and received net cash proceeds of approximately $5.8 million. The Company's Common Stock is reported on the OTC Electronic Bulletin Board under the trading symbol "DIDA".

         DDN generates advertising revenue in the out-of-home advertising industry, primarily through its Transit Network operation, which operates a digital information network. The Transit Network's digital information network is a network of computerized electronic displays that delivers information, both text and graphics, to riders on-board public transit vehicles, utilizing an FM subcarrier signal to transmit the data. The Transit Network currently operates its digital information network on the Dallas Area Rapid Transit ("DART") bus and rail system, having begun operations in 1991. The Company's contract with DART expires on October 15, 2002. If DART decides it wants to continue having a digital information network on its vehicles, as the Company believes it will, DART must solicit new proposals for this project. There can be no guarantee that the Company will be the successful bidder.

         In 2000, the Company entered into an agency relationship, whereby the Company also sells truckside advertising. Under its arrangement, the Company is responsible for selling the advertising, for which the Company receives a commission calculated as a percentage of the revenue, which varies.

         The Company continues to experience net losses and negative cash flows from operations and has an accumulated deficit at December 31, 2001 of $13,556,000 and a negative working capital position. The Company has pursued merger possibilities and continues to do so, but there can be no assurance that the Company will be successful finding a merger candidate.

The Transit Network's Digital Information Network

         Background

         The Transit Network's digital information network is a network of computerized electronic displays that delivers news, information and advertising to riders on-board public transit vehicles. The network consists of specialized electronic LED displays, transmission protocol, and control software. The system also requires an agreement with a local FM radio station for the use of an FM subcarrier signal.

         The electronic display utilized on the DART vehicles is approximately six inches high by twenty-six inches in length, strategically located to enhance its visibility inside the vehicle. The software for the digital information network is licensed from Sunrise Systems. See "--Digital Information Network Technology" and "--Software License."

         News briefs, weather, trivia questions, sports reports, transit authority information and other features are continuously presented, interspersed with advertising messages. The program sequence runs approximately 12-15 minutes, generally assuring that the full program cycle is viewed more than once during an average commute, which lasts approximately 30 minutes according to United States Department of Transportation statistics. Programs are normally updated twice a day, changing content to reflect late-developing news and sports stories, new information from the transit authority, and often times, new advertising messages. By accessing the Internet, the Company is able to obtain current programming information on news, weather, sports and entertainment, and can monitor stories throughout the day, allowing for news stories to be changed more frequently if the events of the day warrant such updates. Advertising copy is usually supplied by the advertiser, while public service and transit information announcements are provided by the transit authority.

         The digital information network has other important capabilities, including the ability to (i) target specific buses and routes with different programming and (ii) display information in Spanish and other foreign languages. The network allows certain messages to be displayed system-wide, on selected vehicles, or on vehicles in selected geographical areas. In addition to regular programming, special programming can be custom-tailored for specific events. This ability to target vehicles and selected geographical areas is a feature of the system that can be sold to advertisers desiring to reach specific riders. Targeting of individual buses which have been chartered for one-day special events is also available on the system.

         Digital Information Network Technology

         The digital information network consists of specialized electronic LED displays, transmission protocol, and control software. The software allows a programmer to enter information and entertainment data into a personal computer. The program is updated via a modem connected between the programming site and the transmitting location. It is then broadcast through an FM subcarrier signal and received by a small antenna located on each vehicle. The digital information is then transferred into buffer memory inside the LED display. As the program then being displayed completes its cycle, the new data automatically replaces the old data without any interruption. The entire broadcast cycle - from in-house computer, to transmitter, to transit vehicle, to its on-screen appearance, can be completed in just minutes. The Company is responsible for repairing or replacing its electronic displays that are defective or damaged after installation, and contracts with a third party to provide monthly maintenance and repair services on all installed message displays.

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

         Dallas Area Rapid Transit

         In a 2000 industry survey, DART ranked 21st in the North American bus transit market, with approximately 822 vehicles. The Company entered into a contract with DART in October 1990, which granted the Company exclusive rights to install and operate its digital information network on-board DART's buses for a period of five years. Installation of the DART system was completed in August 1993. The Company and DART entered into a new contract in 1995 for an additional three years. In 1997, the Company and DART modified their contract, whereby the Company was granted approval to install its electronic information system on DART's forty (40) light rail vehicles, the installation of which was completed in July 1998. During 2000, DART received an additional fifty-five (55) trains, and the Company has recently completed the installation of its system on these vehicles.

         When the Company and DART modified their contract in 1997, they simultaneously extended it through October 2001. That date was subsequently extended an additional year until October 2002. Under the existing contract, the Company pays DART 4% of its gross advertising receipts. In addition, DART has reserved a permanent position on the digital information network program for its exclusive use, as well as limited access to advertising space for its own printed material. The Company must reserve up to 30% of available space on interior advertising panels and one message block on the digital information network during each cycle of messages for DART'S use and public service announcements. Advertising revenues from the interior advertising panels account for less than five percent of total advertising revenues and the reservation of advertising space to DART does not materially affect the Company's total advertising revenues. Maintenance of the digital information network is subcontracted to an independent party. Each vehicle is inspected monthly to ensure that the hardware is functioning properly and the program is accurately displayed. Defective hardware is sent to a third party vendor for repair or replacement.

         The Company's contract with DART expires on October 15, 2002. If DART wishes to continue having a digital information network on its vehicles, as the Company believes it does, DART must solicit new proposals for this project and allow any and all interested parties to submit a bid. There can be no guarantee that the Company will be the successful bidder.

         Advertiser Participation

         In the DART market, where The Transit Network depends on the sale of advertising to generate revenues, its clients consist primarily of local colleges, hospitals and other consumer products and service companies, as well as regional and local offices of national companies.

         Competition for Advertisers

         The advertising industry is intensely competitive. The Company competes for advertising dollars with all advertising and promotional channels, including television, radio, magazines, newspapers, outdoor and direct mailings. Management believes that its primary competition is radio and newspapers, which charge rates significantly higher than those charged by the Company. The Company believes that the primary basis for competition in the advertising industry is price and value, although other factors such as market coverage, audience demographics, and time and cost of production are also of importance.

         Manufacturing, Supply and Installation

         The Company does not manufacture its hardware, but contracts with third parties to produce the equipment. Sunrise Systems assembled The Transit Network's original hardware from components and subassemblies manufactured by others. Currently, Sunrise Systems does not provide any production of equipment to the Company. While the Company believes that most of such components and subassemblies are available from multiple sources, there can be no assurance that the Company will be able to obtain commitments from qualified manufacturers to provide the components and subassemblies within the Company's time and cost estimates. The Company incorporates both system and application software, most of which has been licensed from Sunrise Systems. See "-Software License."

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


Employees

         As of January 31, 2002, the Company had five employees, of whom four were employed full-time, and one part-time.


Item 2.     Properties.

         The Company leases approximately 1,370 square feet in Dallas for approximately $2,600 per month pursuant to a lease that terminates on November 30, 2002.


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

         An action in damages for breach of settlement agreement commenced against the Company in connection with the April 1998 settlement agreement with the former shareholder of hip Communications. As part of that settlement agreement, the Company was required to transfer the "hip.com" domain name to the former shareholder. The Company failed to transfer the domain name and no longer has registration rights to such domain name. As a result, in 1999 the former shareholder filed an action against the Company in the Supreme Court of British Columbia for damages for breach of settlement agreement. The Company contacted the party which holds the registration rights to the hip.com domain name and attempted to reacquire it, but was not successful in those efforts. In October 2001, the Company and former shareholder entered into a new settlement agreement, whereby plaintiff received $25,000 and 100,000 shares of the Company's stock, and in exchange, the former shareholder terminated its pending legal action and agreed to take no further legal action in this matter.


         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of such other legal matters will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the fourth quarter of 2001.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         (a) Since May 1998, the Company's Common Stock (symbol "DIDA") has been reported on the OTC Electronic Bulletin Board. The following table sets forth the high and low closing prices.

                     Period                     High              Low
                 2000:
                 1st Quarter               $    1.02           $  0.16
                 2nd Quarter                    0.69              0.16
                 3rd Quarter                    0.41              0.16
                 4th Quarter                    0.31              0.05
                 2001:
                 1st Quarter               $    0.19           $  0.09
                 2nd Quarter                    0.49              0.05
                 3rd Quarter                    0.15              0.04
                 4th Quarter                    0.10              0.04




         The above prices represent inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.


         (b) As of February 19, 2002, the Company had approximately 194 shareholders of record.

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

Background

In February 1996, the Company closed its initial public offering and received net cash proceeds of approximately $5.8 million from the issuance of approximately 1.3 million shares of common stock. Subsequent to its public offering, the Company acquired three internet-related businesses, and in 1998, disposed of such businesses.

The Company currently generates advertising revenue in the out-of-home advertising industry, primarily through its Transit Network operation, which operates a digital information network. The Transit Network's digital information network is a network of computerized electronic displays that delivers information, both text and graphics, to riders on-board public transit vehicles, utilizing an FM subcarrier signal to transmit the data. The Transit Network currently operates its digital information network on the DART bus and rail system, having begun operations in 1991. The Company's contract with DART expires on October 15, 2002. If DART wishes to continue having a digital information network on its vehicles, as the Company believes it does, DART must solicit new proposals for this project and allow any and all interested parties to submit a bid. While the Company intends to seek to continue to provide services to DART and enter into a new contract to do so, there can be no guarantee that the Company will be the successful bidder.

In 2000, the Company entered into an agency relationship, whereby the Company sells truckside advertising. Under its arrangement, the Company is responsible for selling the advertising and paying a percentage of the revenue to a third party. Additionally, the Company has credit risk, risk of loss, and is fully responsible for delivery and performance. Accordingly, the Company has recorded this revenue as gross instead of net.

Results of Operations

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

         2001 Compared to 2000

Revenues increased from $590,000 in 2000 to $835,000 in 2001, or approximately 42%, due primarily to the sales of new advertising products, the Marquee Headliner and truckside. Revenues from the Marquee Headliner and truckside in 2001 accounted for $286,000 and $135,000 respectively, compared to $38,000 and $8,000, respectively, in the prior year. Revenues from transit advertising declined from $544,000 in 2000 to $413,000 in 2001, the result of lower demand for this product.

Total expenses increased to $1,031,000 from $703,000 during the year ended December 31, 2001, as compared to the prior year, primarily due to a $307,000 increase in direct costs. Direct costs increased significantly as a result of:
a) expenses related to the new truckside advertising product, as production and installation expenses account for approximately 80% of truckside revenue; and b) expenses related to the installation of electronic information systems on new DART trains. Salaries and related remained relatively unchanged, increasing to $362,000 from $343,000, as did marketing, general and administrative, which increased from $190,000 to $192,000.

Other income (expense) was $15,000 of expense in 2001, primarily the result of an additional $20,000 provision for litigation settlement. Other income (expense) was $61,000 of income in 2000, primarily the result of a reduction of provision for disputed liabilities of $105,000, offset by a $58,000 unrealized loss on equity securities.

Financial Condition, Liquidity and Capital Resources

Operating activities used cash in the amount of $235,000 in 2001 as compared to providing cash of $7,000 during 2000. Cash used by operating activities in 2001 was primarily the result of the Company's net loss of $211,000 and decrease in deferred revenue of $127,000. Investing activities used $80,000 of cash for capital expenditures in 2001 as compared to using cash of $32,000 in 2000.

The Transit Network has recently completed installing its information system on new trains that have been added to DART's fleet, and is in the final stages of re-installing its system on new DART buses that are periodically being added to replace older buses. In addition, the Company has had to lease an FM subcarrier signal from a different radio station, requiring the Company to replace crystals on most of its equipment. The Company is funding this recrystalization project and (re)installations primarily from existing cash and cash equivalents. The Company's contract with DART is due to expire in October 2002 and DART is expected to rebid the Contract. There can be no assurance that the Company will be the successful bidder for the new contract.

At December 31, 2001, the Company's principal current assets consisted of $26,000 of cash and cash equivalents, $93,000 of net accounts receivable, $51,000 of prepaid expenses and $95,000 of receivables from officer and director. The Company's total liabilities of $458,000 consisted of $124,000 of deferred revenue, $122,000 of accounts payable and accrued payroll and related liabilities, other accrued liabilities of $45,000, and $167,000 of notes payable.

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

The Company continues to experience net losses and negative cash flows from operations and has an accumulated deficit at December 31, 2001 of $13,556,000 and a negative working capital position. The Company has pursued merger possibilities and continues to do so. The ability of the Company to generate positive cash flows from operations and net income, is dependent, among other things, on market conditions, the recovery of recorded assets, cost control, identifying and securing additional revenue sources, and the Company's ability to raise capital under acceptable terms. While the Company has had some successes in certain of these endeavors in the past, there can be no assurance that its efforts will be successful in the future. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

      Consolidated Statement of Stockholders' Equity (Deficit)             F-5

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.


                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
                 Compliance With Section 16(a) of the Exchange Act.

                        DIRECTORS AND EXECUTIVE OFFICERS

       Information regarding the executive officers and directors of the Company as of December 31, 2001 is as follows:

Name                       Age          Position with the Company

Donald B. Scott, Jr.       47           President and Chairman of the Board

James F. Biagi, Jr.        45           Secretary and Director

Robert F. Hussey           52           Director

Richard J. Boeglin         44           Vice President, Finance and Operations
                                        Chief Financial Officer

Susan E. Hassel            55           Vice President, Sales

________________


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

        Robert F. Hussey has served as a director of the Company since November 1997. Mr. Hussey was President and CEO of MetroVision of North America, Inc., a niche cable television company, from February 1991 until April 1997, when the company was sold. Mr. Hussey has been a director of Vennworks since May 1993, Nur Macroprinters Ltd. since December 1997, New World Power since April 2000, Digital Lightwave since August 2000, and H.C. Wainwright & Co. since July 2001.

        Richard J. Boeglin has served as Vice President of Finance and Operations and the Chief Financial Officer since April 1995. He has been with the Company since 1991. He has fifteen years of management experience, including direct management of transit system design, development and installation. From 1987 to 1991, Mr. Boeglin worked in the outdoor advertising industry.

        Susan E. Hassel has served as Vice President of Sales since she started with the Company in April 1992. She has seventeen years of sales and marketing experience. From 1985 until 1991, Ms. Hassel was the Director of Sales and Marketing for The Relocation Center, a relocation counseling company in Dallas, Texas.


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

Item 10.          Executive Compensation.

The following table sets forth certain information regarding cash and non-cash compensation paid by the Company during each of the Company's last three fiscal years to the Company's Chief Executive Officer and the other most highly compensated executive officers of the Company whose annual compensation exceeded $100,000 during the fiscal year ended December 31, 2001 (the "Named Persons").

                                   Annual Compensation   Long-Term Compensation
                                                                Awards
Name and                                                                        Securities
Principal Position                      Year      Salary      Bonus        Underlying Options

Donald B. Scott, Chairman               2001     $  -0-       $10,000         -0-
  of the Board and President            2000        -0-        10,000        44,723
                                        1999        -0-        20,000        20,000

Richard J. Boeglin, V.P.,               2001     $104,667     $ -0-          20,000
  Finance and Operations                2000       98,446       -0-             559
                                        1999       96,000       -0-          21,798

Susan E. Hassel, V.P. Sales             2001     $139,088     $ -0-          20,000
                                        2000      125,697       -0-             559
                                        1999      125,561       -0-          11,179

________________


The following table sets forth information with respect to options exercised and held by the Named Persons at December 31, 2001 and during the year then ended.

                                                                                           Number of
                                                                                           Securities            Value of
                                                                                           Underlying           Unexercised
                                                                                          Unexercised          In-the-Money
                                                 Shares                                    Options at             Options
                                                Acquired               Value                 Fiscal         At Fiscal Year-End
                Name                          On Exercise             Realized            Year-End (1)            (1)(2)


Donald B. Scott, President                     44,723                  $    -0-              69,643              $    -0-

Richard J. Boeglin, V.P.,                         559                                        41,798              $    200
  Finance and Operations                                               $    -0-

Susan E. Hassel, V.P., Sales                      559                  $    -0-              31,179              $    200

(1) All options were exercisable on December 31, 2001. The value of unexercised options is based on an estimated fair market value of the Company's Common Stock on December 31, 2001, of $.08 per share.
(2) Certain options to officers and directors were repriced to $.125 per share in February 2001.



                            COMPENSATION OF DIRECTORS

         As compensation for serving in 2001, Mr. Hussey was awarded $25,000, and Messrs. Scott and Biagi were awarded $10,000 each. Mr. Biagi was paid in November 2001, and Messrs. Scott and Hussey were paid in February 2002 by reducing their notes payable to the Company. In addition during 2001, the Company issued 50,000 options each to Messrs. Hussey and Biagi, as well as repriced certain options for its officers and directors to $.125 per share.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of December 31, 2001, by
(i) each person or entity who beneficially owns 5% or more of the Common Stock,
(ii) each director, (iii) the Named Persons, and (iv) all officers and directors of the Company as a group. Unless otherwise noted, the persons and entities named below have sole voting and investment power with respect to such shares.

Name of                                         Total Beneficial Ownership        Percent of Class Beneficially
Beneficial Owner                                  (including options)             Owned as of December 31, 2001

Whiterock, Inc.                                       248,500 (1)                           8.6%
Donald B. Scott, Jr., Chairman of
   the Board and President                            125,209 (2)                           4.3%
James F. Biagi, Jr., Secretary and Director           154,946 (3)                           5.3%
Robert F. Hussey, Director                            232,000 (4)                           8.0%
Richard J. Boeglin, V.P., Finance and                  44,035 (5)                           1.5%
   Operations
Susan E. Hassel, V.P. Sales                            32,857 (6)                           1.1%
All Executive Officers and Directors                  589,047 (7)                          20.3%
  as a group (5 persons)

_______________________
(1) According to a Schedule 13d filed with the Securities and Exchange Commission, Whiterock, Inc. is a Texas corporation, principally engaged in the business of investments, of which Mr. Kevan Casey is founder, president and chairman of the board.
(2)       Includes options to purchase 69,643 shares exercisable within 60 days.
(3) Includes options to purchase 101,181 shares exercisable within 60 days.
(4) Includes options to purchase 200,000 shares exercisable within 60 days.
(5)       Includes options to purchase 41,798 shares exercisable within 60 days.
(6)       Includes options to purchase 31,179 shares exercisable within 60 days.
(7) Includes options to purchase 443,801 shares exercisable within 60 days.

Item 12. Certain Relationships and Related Transactions.

         During the period June 1996 through July 1997, through advances and the payment of personal expenses, the Company's president and CEO, Donald B. Scott, owed the Company approximately $42,000. The Company has been accruing interest at various rates on this amount over the years. The Company's Board of Directors awarded Mr. Scott $20,000 for services performed as a director in 1999 (of which $10,000 was used to reduce his note with the Company), $10,000 was awarded for services performed as a director in 2000, and $10,000 was awarded for services performed as a director in 2001 (which was used to reduce his note with the Company). As of December 31, 2001, the balance of Mr. Scott's receivable was $35,454, including accrued interest, which is fully reserved.


         In April 1999 the Company advanced one of its directors, Robert F. Hussey, $100,000 pursuant to a promissory note bearing interest at the rate of 8% per year. The original note was to mature in September 1999, and has been subsequently extended. The new maturity date is December 31, 2002, and the current rate of interest is 5% per year. This note is collateralized by shares of Company common stock owned by Mr. Hussey, as well as Mr. Hussey's options to purchase the Company's common stock. The Company's Board of Directors awarded Mr. Hussey $35,000 for services performed as a director in 1999 (of which $25,000 was used to reduce his note with the Company), $10,000 was awarded for services performed as a director in 2000, and $25,000 was awarded for services performed as a director in 2001 (which was used to reduce his note with the Company). As of December 31, 2001, the balance of Mr. Hussey's receivable was $94,856, including accrued interest.

         The Company believes that the foregoing transactions with its officers and directors were on terms no less favorable than could have been obtained from independent third parties. All future transactions with such persons will also be on terms no less favorable than could be obtained from independent third parties.

Item 13.     Exhibits and Reports on Form 8-K.

         (a) Exhibits - Consent of Independent Certified Public Accountants dated March 12, 2002.

         (b) Reports on Form 8K - No Form 8-K was filed by the Company during the fourth quarter of 2001.

                                     EXHIBIT


               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Digital Data Networks, Inc.
Dallas, Texas

We hereby consent to the incorporation by reference in the Company's Form S-8 of our report dated March 12, 2002 relating to the consolidated financial statements of Digital Data Networks, Inc. appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Our report contains an explanatory paragraph regarding the Company's ability to continue as a going concern.





BDO Seidman, LLP
Seattle, Washington
March 12, 2002

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Digital Data Networks, Inc.
                                  (Registrant)


                             By: /s/ Donald B. Scott
                                 Donald B. Scott, Chairman of the Board
                                 (Principal Executive Officer)


                             Date:  March 12, 2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                  Capacity                            Date


/s/  Donald B. Scott        Chairman of the Board,              March 12, 2002
Donald B. Scott             President, Director,
                            (Principal Executive Officer)

/s/  James F. Biagi, Jr.    Secretary and Director              March 12, 2002
James F. Biagi, Jr.


/s/  Robert  F. Hussey      Director                            March 12, 2002
Robert F. Hussey


/s/  Richard J. Boeglin     Vice President, Finance and         March 12, 2002
Richard J. Boeglin          Operations (Principal Financial
                            and Accounting Officer)

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

Consolidated Statement of Stockholders' Equity (Deficit)                   F-5

Consolidated Statements of Cash Flows                                      F-6

Notes to Financial Statements                                      F-7 to F-12

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Digital Data Networks, Inc.


         We have audited the accompanying consolidated balance sheets of Digital Data Networks, Inc. and its subsidiaries ("the Company"), as of December 31, 2000 and 2001 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Data Networks, Inc. and its subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations and has experienced negative cash flows from operations. Additionally, the Company's contract with Dallas Area Rapid Transit ("DART") is due to expire in October 2002 and DART is required to rebid the contract. There can be no assurance that the Company will be the successful bidder of the new contract. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



BDO Seidman, LLP
Seattle, Washington



March 12, 2002

                           DIGITAL DATA NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                           December 31,
                                                                                  -----------------------------
                                                                                      2000              2001
                                                                                      ----              ----
Current assets
  Cash and cash equivalents                                                       $    347          $     26
  Trade accounts receivable, net of allowance
     for doubtful accounts of $8                                                        73                93
  Prepaid expenses and other current assets                                             63                51
  Receivables from officer and director, net of reserves (Note 8)                       87                95
                                                                                  --------          --------
     Total current assets                                                              570               265

Equipment, net (Notes 4 and 5)                                                          44                39
Other assets                                                                             3                 1
                                                                                  --------          --------

Total assets                                                                      $    617          $    305
                                                                                  ========          ========


Current liabilities
  Accounts payable                                                                $     81          $    100
  Accrued payroll and related                                                           21                22
  Deferred revenue                                                                     251               124
  Other accrued liabilities                                                             45                45
  Notes payable (Note 5)                                                               174               167
                                                                                  --------          --------
     Total current liabilities                                                         572               458
                                                                                  --------          --------

Commitments and contingencies (Notes 2, 10, and 11)

Stockholders' equity (deficit)
  Preferred stock, no par value, 1,000,000 shares authorized,
     no shares issued or outstanding                                                     -                 -
  Common stock, no par value, 10,000,000 shares authorized,
    2,284,597 and 2,458,390 shares issued and outstanding                           13,390            13,403
  Accumulated deficit                                                              (13,345)          (13,556)
                                                                                  --------          --------
     Total stockholders' equity (deficit)                                               45              (153)
                                                                                  --------          --------
     Total liabilities and stockholders' equity (deficit)                         $    617          $    305
                                                                                  ========          ========

















                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in Thousands, Except Per Share Data)

                                                                      Year Ended December 31,
                                                                 ----------------------------------
                                                                         2000             2001
                                                                         ----             ----
Revenues                                                              $   590          $   835
                                                                      -------          -------
Expenses:
   Direct operating costs                                                 170              477
   Salaries and related                                                   343              362
   Marketing, general and administrative                                  190              192
                                                                      -------          -------
      Total expenses                                                      703            1,031
                                                                      -------          -------
Loss from operations                                                     (113)            (196)
                                                                      -------          -------
Other income (expense):
   Interest expense                                                        (8)              (8)
   Investment income                                                       22               15
   Unrealized loss on equity securities                                   (58)              (2)
   Provision for litigation settlement                                      -              (20)
   Reduction of provision for disputed liabilities                        105
                                                                      -------          -------
      Total other income (expense), net                                    61              (15)
                                                                      -------          -------
Net loss                                                              $   (52)         $  (211)
                                                                      =======          =======
Net loss per share - basic and diluted                                $ (0.02)         $ (0.09)
                                                                      =======          =======
Weighted average shares outstanding                                     2,284            2,369
                                                                      =======          =======


















                 See accompanying notes to financial statements
                                      F-4

                           DIGITAL DATA NETWORKS, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in Thousands)

                                                                  Unrealized
                                                                 Appreciation
                                                                  on Equity
                                                                  Securities
                                             Common Stock         Available      Accumulated
                                        Shares       Amount        For Sale      Deficit        Total
                                        ------       ------      ------------    -----------    ------
Balance, January 1, 2000                 2,284     $ 13,411       $   90        $ (13,293)      $  208

Net loss                                     -            -            -              (52)         (52)
Decrease in unrealized
   appreciation on equity
   securities available for sale             -            -          (90)               -          (90)
Total comprehensive income                   -            -            -                -         (142)
Stock-based compensation                     -          (21)           -                -          (21)
                                         -----     --------       ------        ---------       ------

Balance, December 31, 2000               2,284       13,390            -          (13,345)          45


Exercise of stock options                   74            9            -                -            9
Shares issued in settlement of
  litigation (Note 11)                     100            4            -                -            4
Net loss                                     -            -            -             (211)        (211)
                                         -----     --------       ------        ---------       ------

Balance, December 31, 2001               2,458     $ 13,403       $    -        $ (13,556)      $ (153)
                                         =====     ========       ======        =========       ======
























                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in Thousands)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                Year Ended December 31,
                                                                              --------------------------
                                                                                      2000        2001
                                                                                     ------      ------
Cash flows from operating activities
Net Loss                                                                             $   (52)    $  (211)
   Adjustments to reconcile net loss to net cash
     provided (used) by operating activities
       Depreciation and amortization                                                      16          85
       Unrealized loss on equity securities                                               58           2
       Reduction of provision for disputed liabilities                                  (105)          -
       Compensatory option expense                                                       (21)          -
       Increase in accounts receivable                                                   (17)        (20)
       Decrease (increase) in prepaid expenses and other current assets                  (60)         12
       Increase in accounts payable and other current liabilities                         32          20
       Increase (decrease) in deferred revenue                                           153        (127)
       Other                                                                               3           4
                                                                                     -------     -------
Net cash provided (used) by operating activities                                           7        (235)
                                                                                     -------     -------
Cash flows from investing activities
   Purchases of equipment
                                                                                         (32)        (80)
Net cash used  by investing activities                                               -------     -------
                                                                                         (32)        (80)
                                                                                     -------     -------
Cash flows from financing activities
   Proceeds from exercise of stock options                                                 -           9
   Debt principal payments                                                                 -         (15)
                                                                                     -------     -------
Net cash used by financing activities                                                      -          (6)
                                                                                     -------     -------
Net decrease in cash and cash equivalents                                                (25)       (321)

Cash and cash equivalents
   Beginning of year                                                                     372         347
                                                                                     -------     -------
   End of year                                                                       $   347     $    26
                                                                                     =======     =======













                 See accompanying notes to financial statements
                                      F-6

                           DIGITAL DATA NETWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 1  Description of Business and Summary of Significant Accounting Policies

Digital Data Networks, Inc. ("the Company" or "DDN"), a wireless, passenger communication and advertising company, is principally engaged in the operation of a "digital information network", a network of computerized electronics message displays that deliver current news, information and advertising to riders on-board public transit vehicles. The digital information network consists of a series of electronic information displays utilizing digital radio transmission technology. The Company, incorporated in 1988, operates a digital information network in Dallas, Texas under the name The Transit Network. Through an arrangement with a third party, the Company also derives additional revenue from selling truckside advertising.

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

Equipment - Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, typically three years, or remaining contract term, whichever is shorter.

Impairment of Long-Lived Assets - The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", as superceded by SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets". The Company evaluates its long-lived assets for financial impairment and continues to evaluate them as events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flows from an asset is less than its carrying value. In that event, a loss is recognized for the amount by which the carrying value exceeds the fair value of the long-lived asset. The Company has not recognized any impairment losses.

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

Fair Value of Financial Instruments - Carrying amounts reported in the balance sheet for cash and cash equivalents, trade accounts receivable, notes receivable, other current assets, accounts payable and other accrued expenses approximate fair value because of their immediate or short-term nature. The carrying amount reported in the balance sheet for investments in equity securities approximates fair value because they are stated at estimated market value based upon recent transactions in such securities. The fair value of debt approximates its carrying value because of its near-term maturity date.

Revenue Recognition - The Company records revenue over the contractual period which services are provided. To the extent payment is received in advance of the contractual period expiration, such prepaid amounts are recorded as deferred revenue until services are provided.

Note 1 Description of Business and Summary of Significant Accounting Policies (continued)

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

Net Loss Per Share - Basic "Earnings Per Share" ("EPS") is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As the Company's stock options and warrants for approximately 2.6 million shares and 662,000 shares of Company common stock at December 31, 2000 and 2001, respectively, are antidilutive, only basic EPS is presented. These shares could potentially dilute future EPS calculations.

Accounting Estimates - Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenues and expenses during reported periods. Actual results could differ from those estimates.

Comprehensive Income - Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of the net loss for the year and the decrease in unrealized appreciation on equity securities available for sale, and is presented in the consolidated statement of stockholders' equity.


Note 2  Financial Condition, Liquidity and Going Concern

The Company continues to experience net losses and negative cash flows from operations, and has an accumulated deficit at December 31, 2001 of $13,556,000 and a negative working capital position. As discussed in Note 5, the Company has a contract to provide services with the Dallas Area Rapid Transit ("DART"), which was extended for one year and which now expires in October 2002. If DART wishes to continue having a digital information network on its vehicles, as the Company believes it does, DART must solicit new proposals for this project via a Request for Proposal ("RFP"), and allow any and all interested parties to submit a bid. While the Company intends to respond to this RFP and hopes to enter into a new contract in order to continue providing services to DART, there can be no guarantee that the Company will be the successful bidder or that a new contract would have terms similar to its current contract. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to generate positive cash flows from operations and net income, is dependent, among other things, on market conditions, the recovery of recorded assets, cost control, identifying and securing additional revenue sources, and the Company's ability to raise capital under acceptable terms. The Company has pursued merger possibilities and continues to do so. While the Company has had some successes in these endeavors in the past, there can be no assurance that its efforts will be successful in the future. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3  Investment in Equity Securities

The Company's investments in equity securities are stated at estimated fair value, which was $2,000 and $0 at December 31, 2000 and 2001, respectively. At January 1, 2000, the unrealized appreciation on these available-for-sale securities is included as a separate component of stockholders' equity. At December 31, 2000 and 2001, the unrealized loss is recognized as a loss in the statement of operations, as the decline in market value is considered to be other than temporary.

Note 4  Equipment

Equipment consists of the following (in thousands):
                                                                                      December 31,
                                                                                      ------------
                                                                                     2000         2001
                                                                                   -------      --------
Equipment installed in public transit vehicles                                     $ 1,510      $ 1,581
Office equipment and other                                                              15           24
                                                                                   -------      -------
                                                                                     1,525        1,605
Accumulated depreciation                                                            (1,481)      (1,566)
                                                                                   -------      -------
Equipment, net                                                                     $    44      $    39
                                                                                   =======      =======

Note 5  Contract with DART and Note Payable

The Company has a contract to provide services with DART, which was to expire in October 2001 and was extended for one year, that includes a provision for a 4% royalty payable to DART on certain gross advertising receipts. The extension of the contract provided for the refinancing of the Company's note payable to DART. Prior to its original October 15, 2001 due date, the note provided for interest at 5% and at 18% after the maturity date. Terms of the note were revised to extend the due date to October 15, 2002, require monthly payments of $5,000 commencing in October 2001, and provide for interest at 12% per annum. The Company's equipment installed on DART public transit vehicles is pledged as collateral for the note.

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

Note 7  Common Stock and Stock Options

In February 1996, the Company closed its initial public stock and warrant offering and received net cash proceeds of approximately $5.8 million, after deduction for underwriters commissions and certain other offering related costs. The Company issued 1,322,500 shares of its common stock and 1,840,000 of its common stock purchase warrants. Each warrant entitled the holder to purchase one share of the Company's common stock at an exercise price of $6 per share during the five years commencing upon issuance. All of these warrants expired, unexercised, in February 2001.

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

During 2001, the Company repriced all options granted to officers and directors from $.25 to $.125 per share. During 2000, the Company repriced 90,000 options granted to directors having an exercise price of $.50 to $.30 per share, and extended the life of approximately 74,000 options granted to officers and directors having an exercise price of $.25 per share for one year to March 2001.

As a result of decreases in the excess of estimated fair value of Company common stock over the exercise price for repriced options, which approximated $25,000 at January 1, 2000 and $0 at December 31 2000, the Company recognized an expense reversal of $25,000 during 2000.

All stock options granted had an exercise price not less than the fair market value of the Company's common stock on the date of grant. The following summarizes stock option activity during the two years ended December 31, 2001 and represent exercise prices as adjusted for repricings (thousands of shares):

                                                       Exercise Price      Weighted Average
                                            Shares       Per Share           Exercise Price
                                          --------     --------------      ----------------
   Outstanding at January 1, 2000           788        $0.09 to $9.93         $      4.59

   Repriced or extended                     173        $0.25 to $0.30         $      0.28
   Expired, repriced or extended           (184)       $0.25 to $8.94         $      0.80
                                           ----        --------------         -----------

   Outstanding at December 31, 2000         777        $0.09 to $9.93         $      1.15


   Exercised                                (74)       $      0.125           $      0.125
   Granted                                  140        $      0.07            $      0.07
   Repriced                                 304        $      0.125           $      0.125
   Expired or repriced                     (485)       $0.25 to $5.00         $      0.34
                                           ----        --------------         ------------
   Outstanding at December 31, 2001         662        $0.07 to $9.93         $      1.16
                                           ====        ==============         ============

Information relating to outstanding and exercisable stock options at December 31, 2001, summarized by exercise price are as follows (thousands of shares):

                                                                      Weighted Average
                                                            ----------------------------------
          Range of                                          Remaining Life
      Exercise Price                        Shares             in Years         Exercise Price
   -------------------                    --------          --------------      --------------
   $  0.07 to $  0.125                      462               3.6              $  0.11
   $  0.25 to $  0.27                       123               1.0                 0.25
   $  4.47 to $  9.93                        77               1.5                 8.89
                                            ---
                                            662                                $  1.16

Note 8  Related Party Transactions

Prior to 1998, the Company made cash advances to its President, who is also one of the Company's directors, which approximated $42,000. The Company has continued to request repayments on amounts due, although none have been made to date. During 1998, the entire amount of the receivable was reserved. During 1999 and 2001, the Company's Board of Directors authorized a $10,000 reduction in this receivable in consideration for consulting services provided. Since the receivable had been fully reserved in 1998, no net additional expense was recognized.

Included in receivables from officer and directors at December 31, 2000 and 2001 is $87,000 and $95,000 respectively, due from one of the Company's directors pursuant to terms of a 5% promissory note, which had an original principal balance of $100,000. The note's maturity date has been extended and is now due December 31, 2002. The note is collateralized by shares of Company common stock owned by the director and the director's options to purchase Company common stock. During 2001, the Company's Board of Directors authorized a $25,000 reduction in the note receivable in consideration for consulting services, which has been recorded as consulting expense included in marketing, general and administrative expense, and accrued and included in accounts payable at December 31, 2001. In 2002, the Company paid the consulting fees to the Director and the proceeds were returned to the Company and reduced the note receivable.


Note 9  Income Taxes

At December 31, 2000 and 2001, the Company had deferred tax assets of approximately $2.7 million, principally arising from net operating loss carryforwards. As management of the Company cannot determine that it is more likely than not that the Company will receive the benefit of these assets, a valuation allowance equal to the deferred tax asset has been established.

As of December 31, 2001 the Company had net operating loss carryforwards available to reduce future taxable income of approximately $8 million, which begin to expire in 2006. As a result of potential changes in stockholder ownership, utilization of net operating loss carryforwards could be subject to annual limitation.


Note 10  Operating Lease Commitments

The Company leases an FM subcarrier for transmission to electronic display signs located on-board public transit vehicles. At December 31, 2001, the FM subcarrier lease is pursuant to an agreement expiring November 2002, which requires monthly payments of $4,000. Also, the Company leases an office facility under an operating lease with monthly payments of approximately $2,600 expiring in November 2002. At December 31, 2001, future annual minimum lease payments for all leases approximate $73,000. Rent expense for 2000 and 2001 was $31,000 and $30,000, respectively.


Note 11  Commitments and Contingencies

In 1998, the Company settled litigation between the Company and the former stockholder of hip Communications pertaining to the Company's 1996 acquisition of that company. As part of that settlement agreement, the Company was required to transfer the "hip.com" domain name to the former stockholder. The Company failed to transfer the domain name and no longer has registration rights to such domain name. As a result, in 1999 the former stockholder filed an action against the Company for damages for breach of settlement agreement. In October 2001, the Company and former stockholder entered into a new settlement agreement, whereby the Company paid the former stockholder $25,000 and 100,000 shares of the Company's stock, and in exchange, the former stockholder terminated its pending legal action and agreed to take no further legal action in this matter. As a result of this new settlement agreement, the Company recorded an additional provision for litigation settlement of $20,000 during the year ended December 31, 2001.

During the year ended December 31, 2000, the Company received no communications from former vendors regarding previously recorded disputed liabilities, and since it had been more than three years from invoice dates and more than a year of no follow-up communications from vendors contesting the Company's dispute, the Company reduced amounts previously provided for these liabilities by $105,000 in the fourth quarter. The reduction of previously provided liabilities is included in other income for the year ended December 31, 2000.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of other various legal proceedings will not have a material adverse impact on the Company's financial position, results of operations or cash flows.


Note 12  Segment, Geographic and Significant Customer Information

Revenues from major customers exceeding 10% of total revenue for 2000 included Dallas County Community College District, accounting for approximately 17% of consolidated revenues. During 2001, revenues from major customers exceeding 10% of total revenue included three customers, Parkland Hospital, Methodist Hospital and Dallas County Community College District, which accounted for approximately 38%, 13% and 12% of consolidated revenues, respectively.