Form 10QSB
period 2002-03-31
DIGITAL DATA NETWORKS INC
filed 2002-05-15
CIK 949371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002.

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



As of April 30, 2002, 2,452,641 shares of Common Stock were outstanding.

                                      INDEX

                                                                        Page

PART I. FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements                          3

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        9

     Item 3. Quantitative and Qualitative Disclosure about              10
             Market Risk

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                          (a)

     Item 2. Changes in Securities                                      (a)

     Item 3. Defaults Upon Senior Securities                            (a)

     Item 4. Submission of Matters to a Vote of Security Holders        (a)

     Item 5. Other Information (a)

     Item 6. Exhibits and Reports on Form 8-K                           (a)

SIGNATURES                                                              11


----------------------------------------------------------------------------

(a) There are no issues requiring disclosure for these items and they have therefore been omitted.

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                           DIGITAL DATA NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                 December 31,       March 31,
                                                                                   2001                2002
                                                                                 (audited)          (unaudited)
                                                                                -----------         ---------

  Current assets:
    Cash and cash equivalents                                                   $       26          $      1
    Trade accounts receivable, net of allowances
       for doubtful accounts of $8                                                      93                38
    Prepaid expenses and other current assets                                           51                55
    Receivables from officer and director, net of reserves of $36                       95                71
                                                                                ----------          --------
       Total current assets                                                            265               165
  Equipment, net of accumulated depreciation                                            39                31
  Other assets                                                                           1                 1
                                                                                ----------          --------

  Total assets                                                                  $      305          $    197
                                                                                ==========          ========

  Current liabilities:
    Accounts payable                                                            $      100          $     88
    Accrued payroll and related                                                         22                16
    Unearned income                                                                    124                83
    Other accrued liabilities                                                           45                45
    Notes payable                                                                      167               155
                                                                                ----------          --------
       Total current liabilities                                                       458               387
                                                                                ----------          --------
  Commitments and contingencies (Note 3)

  Stockholders' deficit:
     Preferred stock, no par value, 1,000,000 shares authorized,
       no shares issued or outstanding                                                   -                 -
    Common stock, no par value, 10,000,000 shares authorized,
      2,458,390 and 2,452,641 shares issued and outstanding                         13,403            13,402
    Accumulated deficit                                                            (13,556)          (13,592)
                                                                                ----------          --------
       Total stockholders' deficit                                                    (153)             (190)
                                                                                ----------          --------

       Total liabilities and stockholders' deficit                              $      305          $    197
                                                                                ==========          ========












                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in Thousands, Except Per Share Data)

                                                                                 Three Months Ended March 31,
                                                                                -----------------------------
                                                                                     2001         2002
                                                                                   -------       ------
Revenues                                                                           $   221       $  140
                                                                                   -------       ------

Expenses:
   Direct operating costs                                                              111           58
   Salaries and related                                                                 91           83
   Marketing, general and administrative                                                38           33
                                                                                   -------       ------

      Total expenses                                                                   240          174
                                                                                   -------       ------

Loss from operations                                                                   (19)         (34)
                                                                                   -------       ------

Other income (expense):
   Interest expense                                                                     (2)          (3)
   Interest income                                                                       4            1
                                                                                   -------       ------

      Total other income (expense), net                                                  2           (2)
                                                                                   -------       ------

Net Loss                                                                           $   (17)      $  (36)
                                                                                   =======       ======

Net loss per share - basic and diluted                                             $ (0.01)      $(0.02)
                                                                                   =======       ======

Weighted average shares outstanding                                                  2,305        2,455
                                                                                   =======       ======
























                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)
                                 (In Thousands)






                                                            Common Stock             Accumulated
                                                      Shares            Amount          Deficit          Total
                                                      ------            ------          -------          ------

Balance, December 31, 2001                             2,458          $ 13,403       $ (13,556)          $ (153)

Cancellation of shares in exchange for
   note receivable                                        (6)               (1)              -               (1)

Net loss                                                   -                 -             (36)             (36)
                                                       -----          --------       ---------           ------

Balance, March 31, 2002                                2,452          $ 13,402       $ (13,592)          $ (190)
                                                       =====          ========       =========           ======


































                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                                    Three Months Ended March 31,
                                                                                         2001            2002
                                                                                         ----            ----

Cash flows from operating activities
Net Loss                                                                               $  (17)         $ (36)
   Adjustments to reconcile net loss to net cash
     used by operating activities
       Depreciation and amortization                                                        4              8
       Decrease (increase) in accounts receivable                                          (8)            55
       Decrease in accounts payable and accrued liabilities                               (41)           (18)
       Decrease in unearned revenue                                                       (29)           (41)
       Other                                                                               29             22
                                                                                       ------          -----
Net cash used in operating activities                                                     (62)           (10)
                                                                                       ------          -----

Cash flows from investing activities
   Purchases of equipment                                                                 (80)             -
                                                                                       ------          -----
Net cash used in investing activities                                                     (80)             -
                                                                                       ------          -----

Cash flows from financing activities
   Proceeds from exercise of stock options                                                  9              -
   Debt principal payments                                                                  -            (15)
                                                                                       ------          -----
Net cash provided (used) by financing activities                                            9            (15)
                                                                                       ------          -----

Net decrease in cash and cash equivalents                                                (133)           (25)

Cash and cash equivalents
   Beginning of Period                                                                    347             26
                                                                                       ------          -----

   End of Period                                                                       $  214          $   1
                                                                                       ======          =====




















          See accompanying notes to consolidated financial statements

                           Digital Data Networks, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1  Description of Business

Digital Data Networks, Inc. ("the Company" or DDN"), a wireless, passenger communication and advertising company, is principally engaged in the operation of a "digital information network", a network of computerized electronic message displays that deliver current news, information and advertising to riders on-board public transit vehicles. The digital information network consists of a series of electronic information displays utilizing digital radio transmission technology. The Company, incorporated in 1988, operates a digital information network in Dallas, Texas under the name The Transit Network. Through an arrangement with a third party, the Company also derives revenue from selling truckside advertising.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 2001 Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year.

Note 2  Financial Condition, Liquidity and Going Concern

The Company continues to experience net losses and negative cash flows from operations, and has an accumulated deficit at March 31, 2002 of approximately $13.6 million and a negative working capital position. The Company has a contract to provide services with the Dallas Area Rapid Transit ("DART"), which was extended for one year and which now expires in October 2002. If DART wishes to continue having a digital information network on its vehicles, as the Company believes it does, DART must solicit new proposals for this project via a Request for Proposal ("RFP"), and allow any and all interested parties to submit a bid. While the Company intends to respond to this RFP and hopes to enter into a new contract in order to continue providing services to DART, there can be no assurance that the Company will be the successful bidder or that a new contract would have terms similar to the current contract. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

At May 10, 2002, the Company has cash balances of approximately $47,000. The Company believes that its cash reserves and cash flows from operations may be adequate to fund its operations through June 2002. If additional revenue sources or cash infusions are not realized, the Company may need to dramatically change its business plan, sell or merge its business, or face bankruptcy. In addition, the issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders.

Note 3  Revenue Recognition

In accordance with the guidance provided in EITF 99-19, "Reporting Revenue Gross as Principal Versus Net as an Agent," the Company recognizes some revenue gross as a principal and other revenue net as an agent. For each revenue source, the Company has analyzed the features of the applicable arrangements and the presence or absence of indicators of net versus gross reporting in those arrangements.

All revenue included in the December 31, 2001 Annual Report was recognized on a gross basis as the Company was the primary obligor in the transaction. In January 2002, the Company changed its contract terms for truckside advertising, whereas a third party became the primary obligor in the transaction. The Company now only receives a commission from the third party as the Company is acting as the agent in the transaction. Accordingly, truckside advertising revenues are now recognized on a net basis as commissions in accordance with EITF 99-19.

Note 4  Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of such legal proceedings will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The following discussion and analysis should be read in conjunction with the Company's interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB (the "Quarterly Report") and with the Company's consolidated annual financial statements and management's discussion and analysis included in the Company's December 31, 2001 Annual Report on Form 10-KSB (the "Annual Report"). This Quarterly Report and the Annual Report include forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "estimates" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated herein.



Results of Operations

         Revenues decreased from $221,000 to $140,000 during the three months ended March 31, 2002, as compared to the prior year period. Transit advertising decreased $48,000, due to decreased demand and because the Marquee Headliner product was not providing revenue for a two-month period while production and installation was being completed for a new advertiser. Truckside advertising declined $33,000, as the Company is devoting substantially all of its revenue-generating efforts to transit advertising.

         Total expenses decreased from $240,000 to $174,000 during the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. Direct operating costs decreased significantly from $111,000 to $58,000, primarily due to decreased truckside advertising costs resulting from decreased truckside advertising revenues. Salaries and related decreased $8,000, primarily due to lower commissionable revenue, and marketing, general and administrative expenses did not change significantly, decreasing from $38,000 to $33,000 compared to the prior year period.

         As a result of the decrease in revenues exceeding the decrease in expenses, the net loss increased to $36,000 for the three months ended March 31, 2002 as compared to $17,000 for the same period of the prior year.

         The Company continues to record a valuation allowance for the full amount of deferred income taxes, which would otherwise be recorded for tax benefits relating to operating losses, as realization of such deferred tax assets cannot be determined to be more likely than not.

Financial Condition, Liquidity and Capital Resources

         Net cash used in operating activities for the three months ended March 31, 2002 was $10,000, a $52,000 decrease as compared to the $62,000 used during the comparative prior year period. The decrease in cash used in operating activities resulted primarily from reduced decreases in accounts payable and other accrued liabilities during 2002 as compared to the prior year period. Investing activities used $80,000 of cash for capital expenditures in 2001 as compared to no capital expenditures in 2002. Financing activities used cash of $15,000 in 2002 for payments on the DART note payable as compared to no debt payments made in 2001.

         At March 31, 2002, the Company's principal current assets consisted primarily of $38,000 of accounts receivable, $71,000 of receivables from officers and directors, and $55,000 of prepaid expenses. The Company's principal liabilities consisted of $104,000 in accounts payable and accrued payroll and related liabilities, $83,000 of unearned income, and $155,000 of notes payable.

         The Company continues to experience net losses and negative cash flows from operations, and has an accumulated deficit at March 31, 2002 of approximately $13.6 million and a negative working capital position. The Company has a contract to provide services with the Dallas Area Rapid Transit ("DART"), which was extended for one year and which now expires in October 2002. If DART wishes to continue having a digital information network on its vehicles, as the Company believes it does, DART must solicit new proposals for this project via a Request for Proposal ("RFP"), and allow any and all interested parties to submit a bid. While the Company intends to respond to this RFP and hopes to enter into a new contract in order to continue providing services to DART, there can be no assurance that the Company will be the successful bidder or that a new contract would have terms similar to the current contract. As noted in an explanatory paragraph in the report of Independent Certified Public Accountants on the Company's annual audited consolidated financial statements included in the Annual Report, these conditions raise substantial doubt about the Company's ability to continue as a going concern.

         The ability of the Company to generate positive cash flows from operations and net income, is dependent, among other things, on market conditions, the recovery of recorded assets, cost control, maintaining existing revenue-producing activities, identifying and securing additional revenue sources, and the Company's ability to raise capital under acceptable terms. The Company has pursued merger possibilities and continues to do so. While the Company has had some successes in these endeavors in the past, there can be no assurance that its efforts will be successful in the future. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At May 10, 2002, the Company has cash balances of approximately $47,000. The Company believes that its cash reserves and cash flows from operations may be adequate to fund its operations through June 2002. If additional revenue sources or cash infusions are not realized, the Company may need to dramatically change its business plan, sell or merge its business, or face bankruptcy. In addition, the issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders.


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



                                   Digital Data Networks, Inc.
                                  (Registrant)


Date:     May 14, 2002             By:    /s/   Donald B. Scott, Jr.
                                   ------------------------------
                                   Donald B. Scott, Jr., President



Date:     May 14, 2002             By:    /s/   Richard J. Boeglin
                                   ----------------------------
                                   Richard J. Boeglin
                                   Vice President, Finance & Operations