Form 10QSB
period 2002-06-30
DIGITAL DATA NETWORKS INC
filed 2002-08-14
CIK 949371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002.

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


As of August 9, 2002, 2,652,641 shares of Common Stock were outstanding.

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

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                           DIGITAL DATA NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                 December 31,             June 30,
                                                                                    2001               2002
                                                                                 (audited)      (unaudited)
                                                                                 ---------      -----------
  Current assets:
    Cash and cash equivalents                                                      $    26           $     9
    Trade accounts receivable, net of allowances
       for doubtful accounts of $8                                                      93                 7
    Prepaid expenses and other current assets                                           51                43
    Receivables from officer and director, net of reserves of $36                       95                67
                                                                                    ------           -------
       Total current assets                                                            265               126
  Equipment, net of accumulated depreciation                                            39                24
  Other assets                                                                           1                 1
                                                                                    ------           -------

  Total assets                                                                     $   305           $   151
                                                                                    ======            ======

  Current liabilities:
    Accounts payable                                                               $   100           $    45
    Accrued payroll and related                                                         22                16
    Unearned income                                                                    124               109
    Other accrued liabilities                                                           45                58
    Notes payable                                                                      167               143
                                                                                    -----            -------
       Total current liabilities                                                       458               371
                                                                                    ------           -------


  Commitments and contingencies (Note 4)

  Stockholders' deficit:
    Preferred stock, no par value, 1,000,000 shares authorized,
       no shares issued or outstanding                                                   -                 -
    Common stock, no par value, 10,000,000 shares authorized,
      2,458,390 and 2,452,641 shares issued and outstanding                         13,403            13,402
    Accumulated deficit                                                            (13,556)          (13,622)
                                                                                    ------           -------
       Total stockholders' deficit                                                   (153)              (220)
                                                                                    ------           ------

       Total liabilities and stockholders' deficit                                 $   305           $   151
                                                                                    ======            ======










                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in Thousands, Except Per Share Data)


                                                      Three Months                  Six Months
                                                     Ended June 30,               Ended June 30,
                                                     --------------               --------------
                                                 2001            2002            2001            2002
                                               --------      ---------      ----------       -------------



   Revenues                                   $     221      $     170      $     442        $   310
                                               --------       --------       --------         ------

   Expenses:
     Direct operating costs                          81             61            194            120
     Salaries and related                            89             91            180            174
     Marketing, general and administrative           42             45             78             77
                                               --------       --------       --------         ------

       Total expenses                               212            197            452            371
                                               --------       --------       --------         ------

   Income (loss) from operations                      9            (27)           (10)           (61)
                                               --------       --------       --------         ------

   Other income (expense):
     Interest expense                                (2)            (4)            (4)            (7)
     Interest income                                  5              1              9              2
     Unrealized loss on equity securities            (2)             -             (2)             -
                                               ---------      --------       --------         ------

       Total other income (expense), net              1             (3)             3             (5)
                                               --------       --------       --------         ------

   Net income (loss)                          $      10      $     (30)     $      (7)       $   (66)
                                               ========       ========       ========         ======

   Net income (loss) per share -
        basic and diluted                     $    0.00      $   (0.01)     $    0.00        $ (0.03)
                                               ========       ========       ========         ======

    Weighted average shares outstanding           2,358         2,453           2,332          2,454
                                               ========       ========       ========         ======



















                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)
                                 (In Thousands)






                                                              Common Stock                     Accumulated
                                                        Shares          Amount          Deficit          Total


Balance, December 31, 2001                             2,458          $ 13,403       $ (13,556)          $ (153)

Cancellation of shares in exchange for
   Note receivable                                        (6)               (1)              -               (1)

Net Loss                                                   -                 -             (66)             (66)
                                                       -----           -------        --------            -----

Balance, June 30, 2002                                 2,452          $ 13,402       $ (13,622)          $ (220)
                                                       =====           =======        ========            =====



































                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                      Six Months Ended June 30,
                                                                                         2001            2002
                                                                                         ----            ----

Cash flows from operating activities:
Net Loss                                                                                $   (7)        $  (66)
   Adjustments to reconcile net loss to net cash
     used by operating activities
       Depreciation and amortization                                                        14             15
       Decrease in accounts receivable                                                       1             86
       Decrease in prepaid expenses and other current assets                                 7              8
       Decrease in accounts payable and accrued liabilities                                (55)           (48)
       Decrease in unearned income                                                        (117)           (15)
       Other                                                                                 1             29
                                                                                         -----         ------
Net cash provided (used) in operating activities                                          (156)             9
                                                                                         -----         ------

Cash flows from investing activities
   Purchases of equipment                                                                  (80)             -
                                                                                         -----          -----
Net cash used in investing activities                                                      (80)             -
                                                                                         -----          -----

Cash flows from financing activities
   Debt principal payments                                                                   -            (24)
   Proceeds from exercise of stock options                                                   9              -
                                                                                         -----          -----
Net cash provided (used) by financing activities                                             9            (24)
                                                                                         -----          -----

Net decrease in cash and cash equivalents                                                 (227)           (17)

Cash and cash equivalents
   Beginning of Period                                                                     347             26
                                                                                         -----          -----

   End of Period                                                                        $  120         $    9
                                                                                         =====          =====

-------------------------------------------------------------------------------------------------------------
Non-cash financing activity
   Cancellation of shares in exchange for notes receivable                              $    -         $    6

See accompanying notes to financial statements

                           Digital Data Networks, Inc.
                          NOTES TO FINANCIAL STATEMENTS

Note 1  Description of Business

Digital Data Networks, Inc. ("the Company" or DDN"), a wireless, passenger communication and advertising company, is principally engaged in the operation of a "digital information network", a network of computerized electronic message displays that deliver current news, information and advertising to riders on-board public transit vehicles. The digital information network consists of a series of electronic information displays utilizing digital radio transmission technology. The Company, incorporated in 1988, operates a digital information network in Dallas, Texas under the name The Transit Network. Through an agreement with a third party, the Company also derives revenue from previously sold truckside advertising.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 2001 Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year.

Note 2  Financial Condition, Liquidity and Going Concern

The Company continues to experience net losses and negative cash flows from operations, and has an accumulated deficit at June 30, 2002 of approximately $13.6 million and a negative working capital position. The Company has a contract to provide services with the Dallas Area Rapid Transit ("DART"), which was extended for one year and which now expires in October 2002. If DART wishes to continue having a digital information network on its vehicles, as the Company believes it does, it can extend the Company's contract again or solicit new proposals for this project via a Request for Proposal ("RFP") and allow any and all interested parties to submit a bid. There is no guarantee that DART will extend the Company's contract. While the Company intends to respond to any RFP and hopes to enter into a new contract in order to continue providing services to DART, there can be no assurance that the Company would be the successful bidder or that a new contract would have terms similar to the current contract. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company believes that its existing cash and cash flows from operations, supplemented by cash received from the sale of its common stock and collection of related party notes receivable, should be adequate to fund its operations through the end of the year. If additional revenue sources or cash infusions are not realized, the Company may need to change its business plan, sell or merge its business, or consider other alternatives.

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

All revenue included in the December 31, 2001 Annual Report was recognized on a gross basis as the Company was the primary obligor in the transaction. For contracts entered into in 2002, a third party became the primary obligor in some transactions, resulting in the Company receiving a commission from the third party as the Company is acting as the agent in those transactions. Accordingly, truckside advertising revenues are now recognized on a net basis as commissions in accordance with EITF 99-19.

Note 4  Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of such legal proceedings will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

Note 5  Subsequent Event

The Company is in the process of seeking to sell a total of 1,250,000 shares of its common stock at an offering price of $0.08 per share. Subsequent to June 30, 2002, the Company issued 200,000 shares of its common stock through private placements under Section 4(2) of the Securities Act of 1933 in exchange for cash of $16,000 from one accredited investor.

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


Results of Operations

         Revenues decreased from $221,000 to $170,000 for the three-month period ended June 30, 2002 as compared to the prior year period. Transit advertising decreased $18,000, due to a decline of $35,000 from electronic information system revenue, which was partially offset by an increase of $17,000 from Marquee Headliner revenue. Truckside advertising decreased approximately $33,000, due to the fact that the Company has been devoting substantially all of its revenue-generating efforts to transit advertising in 2002. For the six-month period ended June 30, 2002, transit advertising and truckside advertising each declined by $66,000, contributing to an overall decrease in revenues from $442,000 to $310,000.

         Total expenses for the three-month period ended June 30, 2002 decreased from $212,000 to $197,000 as compared to the prior year period, while total expenses for the six-month period decreased from $452,000 to $371,000, primarily due to $28,000 and $94,000 decreases, respectively, in direct costs. Direct operating costs decreased significantly primarily due to a substantial decline in truckside advertising revenues, of which approximately 80% was required for production and installation. For the six-month period ending June 30, 2002, salaries and related decreased from $180,000 to $174,000, primarily the result of sales commissions being paid on lower revenues, and, marketing, general and administrative expenses decreased from $78,000 to $77,000, primarily due to reduced legal and accounting expenditures.

         As a result of the decrease in revenues exceeding the decrease in expenses, the net loss increased to $30,000 for the three months ended June 30, 2002, from net income of $10,000 for the comparative prior year period, and to $66,000 for the six months ended June 30, 2002 as compared to $7,000 for the prior year period.

         The Company continues to record a valuation allowance for the full amount of deferred income taxes, which would otherwise be recorded for tax benefits relating to operating losses, as realization of such deferred assets cannot be determined to be more likely than not.

Financial Condition, Liquidity and Capital Resources

         Net cash provided by operating activities for the six months ended June 30, 2002 was $9,000, a $165,000 increase as compared to the $156,000 used during the comparative prior year period. The decrease in cash used in operating activities resulted primarily from a larger decrease in accounts receivable and smaller decrease in deferred revenue during the 2002 year period as compared to 2001. Investing activities used $80,000 of cash for capital expenditures in 2001 as compared to no capital expenditures in 2002. Financing activities used cash of $24,000 in 2002 for payments on the DART note payable as compared to no debt payments made in the prior year period.

         The Company continues to experience net losses and negative cash flows from operations, and has an accumulated deficit at June 30, 2002 of approximately $13.6 million and a negative working capital position. The Company has a contract to provide services with the Dallas Area Rapid Transit ("DART"), which was extended for one year and which now expires in October 2002. If DART wishes to continue having a digital information network on its vehicles, as the Company believes it does, it can extend the Company's contract again or solicit new proposals for this project via a Request for Proposal ("RFP") and allow any and all interested parties to submit a bid. There is no guarantee that DART will extend the Company's contract. While the Company intends to respond to any RFP and hopes to enter into a new contract in order to continue providing services to DART, there can be no assurance that the Company would be the successful bidder or that a new contract would have terms similar to the current contract. As noted in an explanatory paragraph in the report of Independent Certified Public Accountants on the Company's annual audited consolidated financial statements included in the Annual Report, these conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

         The Company believes that its existing cash and cash flows from operations, supplemented by cash received from the sale of its common stock and collection of related party notes receivable, should be adequate to fund its operations through the end of the year. If additional revenue sources or cash infusions are not realized, the Company may need to change its business plan, sell or merge its business, or consider other alternatives.

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

         The Company believes that it does not have any material exposure to interest or commodity risks. The Company does not own any derivative instruments and does not engage in any hedging transactions.

PART II.  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 99.1 - Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         (b) Exhibit 99.2 - Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         (c) Reports on Form 8-K - On August 7, 2002, the Company filed a Current Report on Form 8-K having an August 6, 2002 date of report. Pursuant to a unanimous consent dated July 8, 2002, the board of directors of the Company authorized the Company to offer, issue and sell in a private offering ("Offering") a maximum of 1,250,000 shares of common stock ("Shares") at an offering price of $0.08 per share for working capital and general corporate purposes.

             The Offering was made in conformity with Section 4(2) under the Securities Act of 1933, as amended (the "Act") and Rule 506 thereunder. Under the Offering, a single investor subscribed for the purchase of 200,000 shares, payable in the amounts of $8,000 on July 19, 2002 and $8,000 on August 6, 2002. As of the date of this report, no other shares have been sold. The registrant claims the exemption from registration afforded by Section 4(2) of the Act. No underwriter was involved in the transaction, the purchaser took the shares for investment and not with a view to distribution and the certificate for the shares, when issued, will bear a restrictive legend stating that the shares may not be sold in the absence of an effective registration statement or an opinion of counsel that registration is not required.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  Digital Data Networks, Inc.
                                  (Registrant)


Date:     August 9, 2002          By:    /s/   Donald B. Scott, Jr.
                                  ------------------------------
                                  Donald B. Scott, Jr., President



Date:     August 9, 2002          By:    /s/   Richard J. Boeglin
                                  ----------------------------
                                  Richard J. Boeglin
                                  Vice President, Finance & Operations