Form 10QSB
period 2002-09-30
DIGITAL DATA NETWORKS INC
filed 2002-11-14
CIK 949371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002.

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


As of November 5, 2002, 2,753,822 shares of Common Stock were outstanding.

                                      INDEX

                                                                        Page

PART I. FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements                            3

   Item 2. Management's Discussion and Analysis of Financial            9
                Condition and Results of Operations

   Item 3. Controls and Procedures                                      10

   Item 4. Quantitative and Qualitative Disclosure about Market Risk    10

PART II.       OTHER INFORMATION

   Item 1. Legal Proceedings                                            (a)

   Item 2. Changes in Securities                                        (a)

   Item 3. Defaults Upon Senior Securities                              (a)

   Item 4. Submission of Matters to a Vote of Security Holders          (a)

   Item 5. Other Information                                            (a)

   Item 6. Exhibits and Reports on Form 8-K                             11

SIGNATURES                                                              12

CERTIFICATIONS                                                          13


----------------------------------------------------------------------------

(a) There are no issues requiring disclosure for these items and they have therefore been omitted.

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                           DIGITAL DATA NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                 December 31,      September 30,
                                                                                    2001               2002
                                                                                 (audited)         (unaudited)
                                                                                 ---------         -----------
  Current assets:
    Cash and cash equivalents                                                    $      26         $      92
    Trade accounts receivable, net of allowances
       for doubtful accounts of $8                                                      93                 9
    Prepaid expenses and other current assets                                           51                22
    Receivables from officer and director, net of reserves of $36                       95                68
                                                                                 ---------         ---------
       Total current assets                                                            265               191
  Equipment, net of accumulated depreciation                                            39                22
  Other assets                                                                           1                 1
                                                                                 ---------         ---------

  Total assets                                                                   $     305         $     214
                                                                                 =========         =========

  Current liabilities:
    Accounts payable                                                             $     100         $      53
    Accrued payroll and related                                                         22                28
    Unearned income                                                                    124               141
    Other accrued liabilities                                                           45                83
    Current portion of notes payable                                                   167                44
                                                                                 ---------         ---------
       Total current liabilities                                                       458               349
  Notes payable, less current portion                                                    -                87
                                                                                 ---------         ---------
  Total liabilities                                                                    458               436
                                                                                 ---------         ---------

  Stockholders' deficit:
    Preferred stock, no par value, 1,000,000 shares authorized,
       no shares issued or outstanding                                                   -                 -
    Common stock, no par value, 10,000,000 shares authorized,
      2,458,390 and 2,652,641 shares issued and outstanding                         13,403            13,418
    Accumulated deficit                                                            (13,556)          (13,640)
                                                                                 ---------         ---------
       Total stockholders' deficit                                                    (153)             (222)
                                                                                 ---------         ---------

       Total liabilities and stockholders' deficit                               $     305         $     214
                                                                                 =========         =========











                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in Thousands, Except Per Share Data)


                                                      Three Months                  Nine Months
                                                     Ended Sept. 30,              Ended Sept. 30,
                                                     ---------------              ---------------
                                                 2001            2002            2001            2002
                                               --------      ---------      ----------       -------------



   Revenues                                    $    208      $     187      $     650        $   498
                                               ---------     ---------      ---------        -------

   Expenses:
     Direct operating costs                         155             63            347            183
     Salaries and related                            94             95            274            269
     Marketing, general and administrative           30             45            110            123
                                               --------      ---------      ---------        -------

       Total expenses                               279            203            731            575
                                               --------      ---------      ---------        -------

   Income (loss) from operations                    (71)           (16)           (81)           (77)
                                               --------      ---------      ---------        -------

   Other income (expense):
     Interest expense                                (1)            (3)            (5)           (10)
     Interest income                                  3              1             12              3
     Provision for litigation settlement            (20)             -            (20)             -
     Unrealized loss on equity securities             -              -             (2)             -
                                               --------      ---------      ---------        -------

       Total other income (expense), net            (18)            (2)           (15)            (7)
                                               --------      ---------      ---------        -------

   Net loss                                    $    (89)     $     (18)     $     (96)       $   (84)
                                               ========      =========      =========        =======


   Net loss per share - basic and diluted      $  (0.04)     $   (0.01)     $   (0.04)       $ (0.03)
                                               ========      =========      =========        =======


    Weighted average shares outstanding           2,358          2,586          2,340          2,494
                                               ========      =========      =========        =======

















                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)
                                 (In Thousands)






                                                             Common Stock            Accumulated
                                                        Shares          Amount          Deficit          Total
                                                       -------        --------       ----------         -------

Balance, December 31, 2001                             2,458          $ 13,403       $ (13,556)         $ (153)

Cancellation of shares in exchange for
   Note receivable                                        (6)               (1)              -              (1)

Issuance of common stock for cash                        200                16               -              16

Net Loss                                                   -                 -             (84)            (84)
                                                       ------         --------       ---------          ------

Balance, September 30, 2002                            2,652          $ 13,418       $ (13,640)         $ (222)
                                                       =====          ========       =========          ======































                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                                      Nine Months Ended Sept.30,
                                                                                         2001            2002
                                                                                         ----            ----

Cash flows from operating activities:
Net Loss                                                                                $  (96)        $  (84)
   Adjustments to reconcile net loss to net cash
     provided (used) by operating activities
       Depreciation and amortization                                                        66             17
       Decrease in accounts receivable                                                      23             84
       Decrease in prepaid expenses and other current assets                                38             36
       Decrease in accounts payable and accrued liabilities                                (31)           (10)
       Increase (decrease) in unearned income                                              (96)            17
       Other                                                                                 8             (4)
                                                                                        ------         ------
Net cash provided (used) in operating activities                                           (88)            56
                                                                                        ------          -----

Cash flows from investing activities
   Payments received on receivable from officer                                              -             30
   Purchases of equipment                                                                  (80)             -
                                                                                        ------          -----

Net cash provided (used) in investing activities                                           (80)            30
                                                                                        ------          -----
Cash flows from financing activities
   Debt principal payments                                                                   -            (36)
   Proceeds from sale of common stock                                                        -             16
   Proceeds from exercise of stock options                                                   9              -
                                                                                        ------         ------
Net cash provided (used) by financing activities                                             9            (20)
                                                                                        ------         ------

Net increase (decrease) in cash and cash equivalents                                      (159)            66

Cash and cash equivalents
   Beginning of Period                                                                     347             26
                                                                                        ------         ------

   End of Period                                                                        $  188         $   92
                                                                                        ======         ======

-------------------------------------------------------------------------------------------------------------

Non-cash financing activity:
  Cancellation of shares in exchange for notes receivable                               $    -         $    6
-------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements

                           Digital Data Networks, Inc.
                          NOTES TO FINANCIAL STATEMENTS

Note 1  Description of Business

Digital Data Networks, Inc. ("the Company" or DDN"), a wireless, passenger communication and advertising company, is principally engaged in the operation of a "digital information network", a network of computerized electronic message displays that deliver current news, information and advertising to riders on-board public transit vehicles. The digital information network consists of a series of electronic information displays utilizing digital radio transmission technology. The Company, incorporated in 1988, operates a digital information network in Dallas, Texas under the name The Transit Network, pursuant to a contract with Dallas Area Rapid Transit ("DART"). Through an agreement with a third party, the Company also derives revenue from previously sold truckside advertising.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 2001 Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year.

Note 2  Financial Condition, Liquidity and Going Concern

The Company continues to experience net losses, and has an accumulated deficit at September 30, 2002 of approximately $13.6 million and a negative working capital position. The ability of the Company to generate positive cash flows from operations and net income, is dependent, among other things, on market conditions, the recovery of recorded assets, cost control, identifying and securing additional revenue sources, and the Company's ability to raise capital under acceptable terms. The Company has pursued merger possibilities and continues to do so. While the Company has had some successes in these endeavors in the past, there can be no assurance that its efforts will be successful in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Company management believes that its existing cash and cash flows from operations, supplemented by cash received from the sale of its common stock and collection of related party notes receivable, will be adequate to fund its operations through 2003. If additional revenue sources or cash infusions are not realized, the Company may need to change its business plan, sell or merge its business, or consider other alternatives.

Note 3  Contract with DART and Note Payable

In October 2002, the Company entered into a supplemental agreement with DART which, among other things, extended the term of the contract to October 2005, and revised terms of the Company's note payable to DART such that the note payments have been reduced and extended to October 2005, at which time the note balance will be zero. The note continues to accrue interest at 12% per annum, and is payable in monthly installments of $4,067.

Note 4  Revenue Recognition

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

Note 5  Common Stock

During the three months ended September 30, 2002, the Company issued 200,000 shares of its common stock through private placements under Section 4(2) of the Securities Act of 1933 in exchange for cash of $16,000 from one accredited investor.

Note 6  Commitments and Contingencies

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


Results of Operations

         Revenues decreased from $208,000 to $187,000 for the three-month period ended September 30, 2002 as compared to the prior year period, primarily due to a $33,000 decline in truckside advertising, the result of the Company devoting substantially all of its revenue-generating efforts to transit advertising in 2002. Transit advertising increased $13,000, attributable to an increase of $27,000 from Marquee Headliner revenue, which was partially offset by a $14,000 decrease from electronic advertising revenue. For the nine-month period ended September 30, 2002, transit advertising and truckside advertising declined by $53,000 and $99,000, respectively, contributing to an overall decrease in revenues from $650,000 to $498,000. Transit advertising decreased $53,000, attributable to an increase of $34,000 from Marquee Headliner revenue, which was offset by an $87,000 decrease from electronic advertising revenue.

         Total expenses for the three-month period ended September 30, 2002 decreased from $279,000 to $203,000 as compared to the prior year period, while total expenses for the nine-month period decreased from $731,000 to $575,000, primarily due to $92,000 and $164,000 decreases, respectively, in direct costs. Direct operating costs decreased significantly primarily due to a substantial decline in truckside advertising revenues, of which approximately 80% was required for production and installation. For the nine-month period ending September 30, 2002, salaries and related decreased from $274,000 to $269,000 due to fewer employees compared to the prior year period. Marketing, general and administrative expenses increased from $110,000 to $123,000, primarily the result of accruing director compensation expense, which was partially offset by a reduction in legal and accounting expenditures.

         As a result of the decrease in expenses exceeding the decrease in revenues for the three months ended September 30, 2002, the net loss decreased to $18,000 compared to an $89,000 net loss for the comparative prior year period. For the nine months ended September 30, 2002, the net loss decreased to $84,000, compared to a net loss of $96,000 for the prior year period.

         The Company continues to record a valuation allowance for the full amount of deferred income taxes, which would otherwise be recorded for tax benefits relating to operating losses, as realization of such deferred assets cannot be determined to be more likely than not.

Financial Condition, Liquidity and Capital Resources

         Net cash provided by operating activities for the nine months ended September 30, 2002 was $56,000, a $144,000 increase as compared to the $88,000 used during the comparative prior year period. The decrease in cash used in operating activities resulted primarily from less depreciation expense in 2002, a larger decrease in accounts receivable and smaller decrease in deferred revenue during the 2002 year period as compared to 2001. Investing activities provided $30,000 in 2002 due to payments received on receivables from director as compared to a use of cash of $80,000 for capital expenditures in 2001. Financing activities provided cash of $16,000 from the sale of common stock in 2002 and used cash of $36,000 in 2002 for payments on the DART note payable as compared to no debt payments made in the prior year period.

         The Company continues to experience net losses, and has an accumulated deficit at September 30, 2002 of approximately $13.6 million and a negative working capital position. The ability of the Company to generate positive cash flows from operations and net income, is dependent, among other things, on market conditions, the recovery of recorded assets, cost control, identifying and securing additional revenue sources, and the Company's ability to raise capital under acceptable terms. The Company has pursued merger possibilities and continues to do so. While the Company has had some successes in these endeavors in the past, there can be no assurance that its efforts will be successful in the future. These financial statements do not include any adjustments that might result from the outcome of these uncertainties. As noted in an explanatory paragraph in the report of Independent Certified Public Accountants on the Company's annual audited consolidated financial statements included in the Annual Report, these conditions raise substantial doubt about the Company's ability to continue as a going concern.

         Company management believes that its existing cash and cash flows from operations, supplemented by cash received from the sale of its common stock and collection of related party notes receivable, will be adequate to fund its operations through 2003. If additional revenue sources or cash infusions are not realized, the Company may need to change its business plan, sell or merge its business, or consider other alternatives.

Item 3.   Controls and Procedures

         (a) The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of November 8, 2002, and they concluded that these controls and procedures are effective.
         (b) There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to November 8, 2002.

Item 4.   Quantitative and Qualitative Disclosure about Market Risk

         The Company believes that it does not have any material exposure to interest or commodity risks. The Company does not own any derivative instruments and does not engage in any hedging transactions.

PART II.  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit 99.1 - Certification by Chief Executive Officer.
(b)      Exhibit 99.2 - Certification by Chief Financial Officer.
(c) Reports on Form 8-K - On August 7, 2002, the Company filed a Current Report on Form 8-K having an August 6, 2002 date of report. Pursuant to a unanimous consent dated July 8, 2002, the board of directors of the Company authorized the Company to offer, issue and sell in a private offering ("Offering") a maximum of 1,250,000 shares of common stock ("Shares") at an offering price of $0.08 per share for working capital and general corporate purposes.

         The Offering was made in conformity with Section 4(2) under the Securities Act of 1933, as amended (the "Act") and Rule 506 thereunder. Under the Offering, a single investor subscribed for the purchase of 200,000 shares, payable in the amounts of $8,000 on July 19, 2002 and $8,000 on August 6, 2002. As of the date of this report, no other shares have been sold. The registrant claims the exemption from registration afforded by Section 4(2) of the Act. No underwriter was involved in the transaction, the purchaser took the shares for investment and not with a view to distribution and the certificate for the shares bears a restrictive legend stating that the shares may not be sold in the absence of an effective registration statement or an opinion of counsel that registration is not required.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   Digital Data Networks, Inc.
                                  (Registrant)


Date:     November 8, 2002         By:    /s/   Donald B. Scott, Jr.
                                   ------------------------------
                                   Donald B. Scott, Jr., President



Date:     November 8, 2002         By:    /s/   Richard J. Boeglin
                                   ----------------------------
                                   Richard J. Boeglin
                                   Vice President, Finance & Operations

                                 CERTIFICATIONS

I, Donald B. Scott, Jr., Chief Executive Officer of the Company, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of Digital Data Networks, Inc.;
2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant' auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                      By:/s/   Donald B. Scott, Jr.
                                      ------------------------------
                                      Donald B. Scott, Jr.
                                      President and Chief Executive Officer
                                      November 12, 2002

I, Richard J. Boeglin, Chief Financial Officer of the Company, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of Digital Data Networks, Inc.;
2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant' auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                       By:/s/   Richard J. Boeglin
                                       -------------------------------
                                       Richard J. Boeglin
                                       Vice President, Finance and Operations
                                       and Chief Financial Officer
                                       November 12, 2002

                                                              Exhibit 99.1


                   Certification Pursuant to 18 U.S.C. Section
           As Adopted to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with Form 10-QSB of Digital Data Networks, Inc. (the "Company") for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald B. Scott, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and
         2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                         By:/s/   Donald B. Scott, Jr.
                                         ------------------------------
                                         Donald B. Scott, Jr.
                                         President
                                         November 12, 2002

                                                             Exhibit 99.2


                   Certification Pursuant to 18 U.S.C. Section
           As Adopted to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with Form 10-QSB of Digital Data Networks, Inc. (the "Company") for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard J. Boeglin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and
         2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                         By:/s/   Richard J. Boeglin
                                         ---------------------------
                                         Richard J. Boeglin
                                         Vice President, Finance and Operations
                                         November 12, 2002