Form 10KSB
period 2002-12-31
DIGITAL DATA NETWORKS INC
filed 2003-03-31
CIK 949371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended December 31, 2002.

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

        For the transition period from ________________to_______________

                         Commission file number: 0-27704

                           DIGITAL DATA NETWORKS, INC.
                 (Name of small business issuer in its charter)


Washington                                               91-1426372
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

3102 Maple Avenue, Suite 230
Dallas, Texas                                           75201
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year were $698,000.

The aggregate market value of the voting stock held by non-affiliates of the issuer on March 24, 2003 was approximately $140,700.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 24, 2003, 3,096,442 shares of Common Stock were outstanding.

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

         DDN generates advertising revenue in the out-of-home advertising industry through its Transit Network operation, which sells advertising on its digital information network. The Transit Network's digital information network is a network of computerized electronic displays that delivers information, both text and graphics, to riders on-board public transit vehicles, utilizing an FM subcarrier signal to transmit the data. The Transit Network currently operates its digital information network on the Dallas Area Rapid Transit ("DART") bus and rail system, having begun operations in 1991. The Company's contract with DART expires in October 2005.

         The Company has experienced net losses and negative cash flows from operations and has an accumulated deficit at December 31, 2002 of approximately $13.7 million and a negative working capital position. The Company has pursued merger possibilities and continues to do so, but there can be no assurance that the Company will be successful finding a merger candidate.

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

         In addition to advertiser messages which are displayed on the digital information network, the Company has attached metal signs, approximately two inches high by twenty-six inches wide, to the electronic displays. The Company sells advertising on these metal signs (its "Marquee Headliner" product) using adhesive-backed decals which can be removed when an advertiser's contract has expired.

         Digital Information Network Technology

         The digital information network consists of specialized electronic LED displays, transmission protocol, and control software. The software allows a programmer to enter information and entertainment data into a personal computer. The program is updated via a modem connected between the programming site and the transmitting location. It is then broadcast through an FM subcarrier signal and received by a small antenna located on each vehicle. The digital information is then transferred into buffer memory inside the LED display. As the program then being displayed completes its cycle, the new data automatically replaces the old data without any interruption. The entire broadcast cycle - from in-house computer, to transmitter, to transit vehicle, to its on-screen appearance - can be completed in just minutes. The Company is responsible for repairing or replacing its electronic displays that are defective or damaged after installation, and contracts with a third party to provide monthly maintenance and repair services on all installed message displays.

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

         Dallas Area Rapid Transit

         In a 2002 industry survey, DART ranked 19th in the North American bus transit market, with approximately 898 vehicles. The Company entered into a contract with DART in October 1990, which granted the Company exclusive rights to install and operate its digital information network on-board DART's buses for a period of five years. Installation of the DART system was completed in August 1993. The Company and DART entered into a new contract in 1995 for an additional three years. In 1997, the Company and DART modified their contract, whereby the

Company was granted approval to install its electronic information system on DART's forty (40) light rail vehicles, the installation of which was completed in July 1998. During 2000, DART received an additional fifty-five (55) trains, which the Company also installed its system on.

         When the Company and DART modified their contract in 1997, they simultaneously extended it through October 2001. The contract was extended an additional year until October 2002, and extended again until October 2005. Under the existing contract, the Company pays DART 4% of its gross advertising receipts. In addition, DART has reserved a permanent position on the digital information network program for its exclusive use, as well as limited access to advertising space for its own printed material. The Company must reserve up to 30% of available space on interior advertising panels and one message block on the digital information network during each cycle of messages for DART'S use and public service announcements. Advertising revenues from the interior advertising panels account for less than five percent of total advertising revenues and the reservation of advertising space to DART does not materially affect the Company's total advertising revenues. Maintenance of the digital information network is subcontracted to an independent party. Each vehicle is inspected monthly to ensure that the hardware is functioning properly and the program is accurately displayed. Defective hardware is sent to a third party vendor for repair or replacement.

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

         Manufacturing, Supply and Installation

         The Company does not manufacture its hardware, but contracts with third parties to produce the equipment. Sunrise Systems assembled The Transit Network's original hardware from components and subassemblies manufactured by others. Currently, Sunrise Systems does not provide any production of equipment to the Company. The Company has not historically encountered difficulties obtaining components or subassemblies and, while it believes that most of such components and subassemblies are available from multiple sources, there can be no assurance that the Company will be able to obtain commitments from qualified manufacturers to provide the components and subassemblies within the Company's time and cost estimates. The Company incorporates both system and application software, most of which has been licensed from Sunrise Systems. See "-Software License."

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

Employees

         As of January 31, 2003, the Company had four employees, of whom three were employed full-time, and one part-time.

Item 2.     Properties.

         The Company leases approximately 1,370 square feet in Dallas for approximately $2,200 per month pursuant to a lease that terminates on October 31, 2005.

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

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of such matters will not have a material adverse impact on the Company's financial position, results of operations or cash flows.


Item 4.     Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

Item        5. Market for Registrant's Common Equity and Related Stockholder
            Matters.

         (a) Since May 1998, the Company's Common Stock (symbol "DIDA") has been reported on the OTC Electronic Bulletin Board. The following table sets forth the high and low closing prices.

                     Period                     High              Low
                     ------                     ----              ---
                 2001:
                 1st Quarter               $   0.19           $  0.09
                 2nd Quarter                   0.49              0.05
                 3rd Quarter                   0.15              0.04
                 4th Quarter                   0.10              0.04
                 2002:
                 1st Quarter               $   0.17           $  0.06
                 2nd Quarter                   0.18              0.08
                 3rd Quarter                   0.10              0.06
                 4th Quarter                   0.15              0.06

         The above prices represent inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.


         (b) As of January 31, 2003, the Company had approximately 252 shareholders of record.

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

The Company currently generates advertising revenue in the out-of-home advertising industry through its Transit Network operation, which sells advertising on its digital information network. The Transit Network's digital information network is a network of computerized electronic displays that delivers information, both text and graphics, to riders on-board public transit vehicles, utilizing an FM subcarrier signal to transmit the data. The Transit Network currently operates its digital information network on the DART bus and rail system, having begun operations in 1991. The Company's contract with DART expires in October 2005.

Commencing in 2000, the Company, through an arrangement with a third party, also derived revenue from selling truckside advertising. In 2002, the Company discontinued selling truckside advertising.

Results of Operations

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

Total expenses increased from $703,000 in 2000 to $1,031,000 in 2001, as compared to the prior year, primarily due to a $307,000 increase in direct costs. Direct costs increased significantly as a result of: a) expenses related to the new truckside advertising product, as production and installation expenses account for approximately 80% of truckside revenue; and b) expenses related to the installation of electronic information systems on new DART trains. Salaries and related remained relatively unchanged, increasing to $362,000 from $343,000, as did marketing, general and administrative, which increased from $190,000 to $192,000.

Other income (expense) was $15,000 of expense in 2001, primarily the result of an additional $20,000 provision for litigation settlement. Other income (expense) was $61,000 of income in 2000, primarily the result of a reduction of provision for disputed liabilities of $105,000, offset by a $58,000 unrealized loss on equity securities.

         2002 Compared to 2001

Revenues decreased from $835,000 in 2001 to $698,000 in 2002, due to a $124,000 decrease from truckside advertising and a $53,000 decrease in electronic advertising revenue offset by a $40,000 increase in Marquee Headliner revenues.

Total expenses decreased from $1,031,000 in 2001 to $840,000 in 2002. Direct costs decreased from $472,000 to $235,000 primarily due to a substantial decline in truckside advertising. Salaries and related remained relatively unchanged, decreasing from $362,000 to $359,000. Marketing, general and administrative increased from $197,000 to $246,000, primarily the result of recording a $69,000 reserve for uncollectibility of receivables from officer and director.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities for the year ended December 31, 2002 was $35,000, a $270,000 increase as compared to the $235,000 used during the prior year. The decrease in cash used in operating activities resulted primarily from a larger decrease in accounts receivable and smaller decrease in deferred revenue during 2002 as compared to 2001. Investing activities provided $30,000 in 2002 due to payments received on receivables from director as compared to a use of cash of $80,000 for capital expenditures in 2001. Financing activities provided cash of $54,000 from the sale of common stock in 2002 and used cash of $50,000 in 2002 for payments on the DART note payable as compared to $15,000 of debt payments made in 2001.

The Company has no current commitments or obligations for future capital expenditures. A summary of the Company's debt and lease obligations are as follows:

                                                  Obligations payable in
                                            Less than 1 year        1 to 3 years               Total
                                            ----------------        ------------               -----
                     Debt                   $   37,000              $  80,000             $  117,000
                     Leases                     80,000                148,000                228,000
                                                ------                -------                -------
                                            $  117,000              $ 228,000             $  345,000
                                             =========               ========             ==========

The Company has experienced net losses and negative cash flows from operations and has an accumulated deficit at December 31, 2002 of approximately $13.7 million and a negative working capital position. The ability of the Company to generate positive cash flows from operations and net income, is dependent, among other things, on market conditions, the recovery of recorded assets, cost control, identifying and securing additional revenue sources, and the Company's ability to raise capital under acceptable terms. The Company has pursued merger possibilities and continues to do so. While the Company has had some successes in certain of these endeavors in the past, there can be no assurance that its efforts will be successful in the future. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. As noted in an explanatory paragraph in the Report of Independent Certified Public Accountants on the Company's consolidated financial statements, these conditions raised substantial doubt about the Company's ability to continue as a going concern.

Company management believes that its existing cash and cash flows from operations, supplemented by cash received from the sale of its common stock, will be adequate to fund its operations through 2003. If additional revenue sources or cash infusions are not realized, the Company may need to change its business plan, sell or merge its business, or consider other alternatives.

CRITICAL ACCOUNTING POLICIES

The policies identified below are considered as relatively critical to the Company's business operations and the understanding of the Company's results of operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Financial Statements included in this Annual Report. Preparation of this Annual Report on Form 10-K requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services rendered; 3) the fee is fixed and determinable; and 4) collectibility is reasonably assured. Determination of criteria 3) and 4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. The Company has concluded that its revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 101.

Impairment of Long-Lived Assets

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002, when early application is permitted. The adoption of SFAS No. 143 will not have a material impact on the Company's results of operation or financial position.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's financial position or results of operation.

In November 2002, the FASB issued Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, an Interpretation of FASB Statement Nos. 5, 57 and 107 and Rescission of FASB Interpretation No. 34 ("Interpretation No. 45"). This interpretation expands on the existing accounting guidance and disclosure requirements for most guarantees. It requires that at the time a company issues a guarantee, the company must disclose that information in its interim and annual financial statements. The provisions for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not believe Interpretation No. 45 will have a material impact on its results of operation, financial position or cash flows.

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

         Notes to Financial Statements                              F-7 to F-11

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.


                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
                 Compliance With Section 16(a) of the Exchange Act.

                        DIRECTORS AND EXECUTIVE OFFICERS

         Information regarding the executive officers and directors of the Company as of December 31, 2002 is as follows:

Name                         Age        Position with the Company

Donald B. Scott, Jr.         48         President and Chairman of the Board
                                        Chief Executive Officer

James F. Biagi, Jr.          46         Secretary and Director

Robert F. Hussey             53         Director

Richard J. Boeglin           45         Vice President, Finance and Operations
                                        Chief Financial Officer

Susan E. Hassel              56         Vice President, Sales

----------------


         The names and a brief description of their business experience for at least the past five years of the directors and executive officers of the Company follows:

         Donald B. Scott, Jr. has served as President and a director of the Company since March 1993. In July 1996, Mr. Scott was also elected as the Company's Chairman of the Board and Chief Executive Officer. Mr. Scott served as the Company's Acting President from December 1992 through March 1993. Mr. Scott was previously a principal of Rutkowski, Erickson, Scott ("RES"), a consulting firm, from 1991 to July 1995. Prior to his association with RES, Mr. Scott was with Paine Webber in New York from 1987 to 1991.

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

         Richard J. Boeglin has served as Vice President of Finance and Operations and the Chief Financial Officer since April 1995. He has been with the Company since January 1992. He has sixteen years of management experience, including direct management of transit system design, development and installation. From 1987 to 1991, Mr. Boeglin worked in the outdoor advertising industry.

         Susan E. Hassel has served as Vice President of Sales since she started with the Company in April 1992. She has eighteen years of sales and marketing experience. From 1985 until 1991, Ms. Hassel was the Director of Sales and Marketing for The Relocation Center, a relocation counseling company in Dallas, Texas.


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

Item 10.          Executive Compensation.

The following table sets forth certain information regarding cash and non-cash compensation paid by the Company during each of the Company's last three fiscal years to the Company's Chief Executive Officer and the other most highly compensated executive officers of the Company whose annual compensation exceeded $100,000 during the fiscal year ended December 31, 2002 (the "Named Persons").

                                              Annual Compensation                  Long-Term Compensation
                                                                                            Awards
Name and                                                                                 Securities
Principal Position                      Year           Salary           Bonus        Underlying Options
------------------                      ----           ------           -----        -------------------

Donald B. Scott, President              2002          $  -0-        $  9,000                 -0-
                                        2001             -0-          10,000                 -0-
                                        2000             -0-          10,000                44,723

Richard J. Boeglin, V.P.,               2002          $103,539      $  5,500                 -0-
  Finance and Operations                2001           104,667         -0-                  20,000
                                        2000            98,446         -0-                     559

Susan E. Hassel, V.P. Sales             2002          $140,860      $  4,000                 -0-
                                        2001           139,088         -0-                  20,000
                                        2000           125,697         -0-                     559

----------------


The following table sets forth information with respect to options exercised and held by the Named Persons at December 31, 2002 and during the year then ended.



                                                                                           Number of
                                                                                           Securities
                                                                                           Underlying
                                                                                          Unexercised
                                                 Shares                                    Options at
                                                Acquired               Value                 Fiscal
                Name                          On Exercise             Realized            Year-End (1)


Donald B. Scott, President                      114,366                $    -0-               -0-

Richard J. Boeglin, V.P.,
  Finance and Operations                         42,357                $    -0-               -0-

Susan E. Hassel, V.P., Sales                     31,738                $    -0-               -0-


 ---------------
(1) All options held by the Named Persons were exercised during 2002.

                            COMPENSATION OF DIRECTORS

         As compensation for serving in 2002, Mr. Hussey was awarded $22,500, Mr. Biagi was awarded $10,000 and Mr. Scott was awarded $9,000. Mr. Biagi was paid in October 2002, Mr. Scott was paid in November 2002 and Mr. Hussey was paid $12,500 in December 2002 and $10,000 in January 2003.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of December 31, 2002, by
(i) each person or entity who beneficially owns 5% or more of the Common Stock,
(ii) each director, (iii) the Named Persons, and (iv) all officers and directors of the Company as a group. Unless otherwise noted, the persons and entities named below have sole voting and investment power with respect to such shares.


Name of                             Total Beneficial Ownership                         Percent of Class
Beneficial Owner                            (including options)                       Beneficially Owned
-----------------                           -------------------                       ------------------
Steven Adelstein                             500,000 (1)                                16.7%
Whiterock, Inc.                              248,500 (2)                                 8.3%
Donald B. Scott, Jr., Chairman of
   the Board and President                   125,209                                     4.2%
James F. Biagi, Jr., Secretary and Director  154,946                                     5.2%
Robert F. Hussey, Director                   232,000 (3)                                 7.7%
Richard J. Boeglin, V.P., Finance and         44,035                                     1.5%
   Operations
Susan E. Hassel, V.P. Sales                   32,857                                     1.1%
All Executive Officers and Directors         589,047 (3)                                19.7%
  as a group (5 persons)

-----------------------
(1)      Pursuant to a Schedule 13g filed with the Securities and Exchange
         Commission.
(2) According to a Schedule 13d filed with the Securities and Exchange Commission, Whiterock, Inc. is a Texas corporation, principally engaged in the business of investments, of which Mr. Kevan Casey is founder, president and chairman of the board.
(3) Includes options to purchase 100,000 shares exercisable within 60 days, which such options were exercised in January 2003.

Item 12. Certain Relationships and Related Transactions.

         During the period June 1996 through July 1997, through advances and the payment of personal expenses, the Company's president and CEO, Donald B. Scott, owed the Company approximately $42,000. The Company has been accruing interest at various rates on this amount over the years. The Company's Board of Directors awarded Mr. Scott $20,000 for services performed as a director in 1999 (of which $10,000 was used to reduce his note with the Company), $10,000 was awarded for services performed as a director in 2000, $10,000 was awarded for services performed as a director in 2001 (which was used to reduce his note with the Company), and $9,000 was awarded for services performed as a director in 2002. As of December 31, 2002, the balance of Mr. Scott's receivable was approximately $37,700, including accrued interest, which is fully reserved.

         In April 1999 the Company advanced one of its directors, Robert F. Hussey, $100,000 pursuant to a promissory note bearing interest at the rate of 8% per year. The original note was to mature in September 1999, and was extended to December 31, 2002. The Company's Board of Directors awarded Mr. Hussey $35,000 for services performed as a director in 1999 (of which $25,000 was used to reduce his note with the Company), $10,000 was awarded for services performed as a director in 2000, $25,000 was awarded for services performed as a director in 2001 (which was used to reduce his note with the Company), and $22,500 was awarded for services performed as a director in 2002. In April 2002, Mr. Hussey made a payment of $5,000. As of December 31, 2002, the balance of Mr. Hussey's receivable was $68,427, including accrued interest, which is fully reserved. In March 2003, pursuant to an arrangement with Mr. Hussey, the Company's board of directors awarded Mr. Hussey a $70,000 consulting fee (to be applied to Mr. Hussey's note, which had a balance at the time of this award of approximately $69,200) for his efforts in finding a reverse merger candidate for the Company and consummating the reverse merger transaction prior to September 30, 2003. If Mr. Hussey is not successful in finding a reverse merger candidate for the Company and/or a reverse merger transaction is not consummated by September 30, 2003, this $70,000 shall become due and payable to the Company on that date.

         The Company believes that the foregoing transactions with its officers and directors were on terms no less favorable than could have been obtained from independent third parties. All future transactions with such persons will also be on terms no less favorable than could be obtained from independent third parties.

Item 13.    Controls and Procedures

         (a) The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of March 28, 2003, and they concluded that these controls and procedures are effective.

         (b) There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to March 28, 2003.

Item 14.     Exhibits and Reports on Form 8-K.

         (a) Exhibits - 23.1 Consent of Independent Certified Public Accountants dated March 27, 2003.
                             99.1 Certification by Chief Executive Officer
                             99.2 Certification by Chief Financial Officer

         (b) Reports on Form 8K - No Form 8-K was filed by the Company during the fourth quarter of 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          DIGITAL DATA NETWORKS, INC.
                          (Registrant)


                          By:    /s/  Donald B. Scott
                                ---------------------
                                Donald B. Scott, Chairman of the Board,
                                President and Chief Executive Officer


                          Date:  March 28, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                Capacity                                    Date


/s/  Donald B. Scott      Chairman of the Board, President        March 28, 2003
-------------------------
Donald B. Scott           and Chief Executive Officer

/s/  James F. Biagi, Jr.  Secretary and Director                  March 28, 2003
-------------------------
James F. Biagi, Jr.


/s/  Robert  F. Hussey    Director                                March 28, 2003
-------------------------
Robert F. Hussey


/s/  Richard J. Boeglin   Vice President, Finance and             March 28, 2003
-------------------------
Richard J. Boeglin        Operations and Chief Financial Officer

                                 CERTIFICATIONS

I, Donald B. Scott, Jr., Chief Executive Officer of the Company, certify that:

1) I have reviewed this annual report on Form 10-KSB of Digital Data Networks, Inc.;
2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant' auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                   By:    /s/   Donald B. Scott, Jr.
                                          ------------------------------
                                          Donald B. Scott, Jr.
                                          President and Chief Executive Officer
                                          March 28, 2003

I, Richard J. Boeglin, Chief Financial Officer of the Company, certify that:

1) I have reviewed this annual report on Form 10-KSB of Digital Data Networks, Inc.;
2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant' auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                         By:    /s/   Richard J. Boeglin
                                Richard J. Boeglin
                                Vice President, Finance and Operations and
                                Chief Financial Officer
                                March 28, 2003

                                                                EXHIBIT 23.1


               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Digital Data Networks, Inc.
Dallas, Texas

We hereby consent to the incorporation by reference in the Company's Form S-8 of our report dated March 12, 2003 relating to the consolidated financial statements of Digital Data Networks, Inc. appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. Our report contains an explanatory paragraph regarding the Company's ability to continue as a going concern.





BDO Seidman, LLP
Seattle, Washington
March 27, 2003

                                                                   Exhibit 99.1


                   Certification Pursuant to 18 U.S.C. Section
           As Adopted to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with Form 10-KSB of Digital Data Networks, Inc. (the "Company") for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald B. Scott, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and
         2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                               By:    /s/   Donald B. Scott, Jr.
                                      -----------------------------
                                      Donald B. Scott, Jr.
                                      President and Chief Executive Officer
                                      March 28, 2003

                                                                    Exhibit 99.2


                   Certification Pursuant to 18 U.S.C. Section
           As Adopted to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with Form 10-KSB of Digital Data Networks, Inc. (the "Company") for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard J. Boeglin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and
         2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                              By:    /s/   Richard J. Boeglin
                                     -----------------------------
                                     Richard J. Boeglin
                                     Vice President, Finance and Operations
                                     and Chief Financial Officer
                                     March 28, 2003

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

Consolidated Statements of Cash Flows                                   F-6

Notes to Financial Statements                                    F-7 to F-12

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Digital Data Networks, Inc.


         We have audited the accompanying consolidated balance sheets of Digital Data Networks, Inc. and its subsidiaries ("the Company"), as of December 31, 2001 and 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Data Networks, Inc. and its subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced net losses and negative cash flows from operations, and has an accumulated deficit of approximately $13.7 million and negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



BDO Seidman, LLP
Seattle, Washington



March 12, 2003

                           DIGITAL DATA NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                             December 31,
                                                                                  ------------------------------

                                                                                      2001              2002
                                                                                      ----              ----
Current assets
  Cash and cash equivalents                                                       $     26         $      95
  Trade accounts receivable, net of allowance
     for doubtful accounts of $3 and $8                                                 93                14
  Prepaid expenses and other current assets                                             51                 8
  Receivables from officer and director, net of reserves (Note 7)                       95                 -
                                                                                     -----           -------
     Total current assets                                                              265               117
Equipment, net (Notes 3 and 4)                                                          39                20
Other assets                                                                             1                 1
                                                                                     -----           -------

Total assets                                                                      $    305         $     138
                                                                                     =====             =====


Current liabilities
  Accounts payable                                                                $    100         $      64
  Accrued payroll and related                                                           22                18
  Deferred revenue                                                                     124               135
  Other accrued liabilities                                                             45                55
  Current portion of notes payable (Note 4)                                            167                49
                                                                                     -----          --------
     Total current liabilities                                                         458               321
  Notes payable, less current portion                                                    -                68
                                                                                     -----          --------
     Total liabilities                                                                 458               389
                                                                                     -----          --------

Commitments and contingencies (Notes 2, 9, and 10)

Stockholders' deficit
  Preferred stock, no par value, 1,000,000 shares authorized,
     no shares issued or outstanding                                                     -                 -
  Common stock, no par value, 10,000,000 shares authorized,
    2,458,390 and 2,996,442 shares issued and outstanding                           13,403            13,456
  Accumulated deficit                                                              (13,556)          (13,707)
                                                                                  --------          --------
     Total stockholders' deficit                                                      (153)             (251)
                                                                                  --------          --------

     Total liabilities and stockholders' deficit                                  $    305         $     138
                                                                                  ========         =========













                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in Thousands, Except Per Share Data)

                                                                                Year Ended December 31,

                                                                                2001             2002
                                                                                ----             ----

Revenues                                                                        $    835         $    698
                                                                                 -------          -------

Expenses:
   Direct operating costs                                                            472              235
   Salaries and related                                                              362              359
   Marketing, general and administrative                                             197              246
                                                                                --------         --------
      Total expenses                                                               1,031              840
                                                                                --------         --------
Loss from operations                                                                (196)            (142)
                                                                                --------         --------

Other income (expense):
   Interest expense                                                                   (8)             (13)
   Investment income                                                                  15                4
   Unrealized loss on equity securities                                               (2)               -
   Provision for litigation settlement                                               (20)               -
                                                                                --------         --------
      Total other income (expense), net                                              (15)              (9)
                                                                                --------         --------

Net loss                                                                        $   (211)        $   (151)
                                                                                ========         ========

Net loss per share - basic and diluted                                          $  (0.09)        $  (0.06)
                                                                                ========         ========

Weighted average shares outstanding                                                2,369            2,522
                                                                                ========         ========























                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in Thousands)



                                                     Common Stock           Accumulated
                                              Shares          Amount          Deficit             Total
                                              ------          -----           -------             -----

Balance, December 31, 2000                     2,284          $ 13,390       $ (13,345)           $   45

Issuance of common stock upon
   exercise of stock options                      74                 9               -                 9
Shares issued in settlement of
   litigation (Note 10)                          100                 4               -                 4
Net loss                                           -                 -            (211)             (211)
                                               -----          --------       ---------            ------

Balance, December 31, 2001                     2,458            13,403         (13,556)             (153)

Cancellation of shares in
   exchange for note receivable                   (6)               (1)              -                (1)
Issuance of common stock for cash                200                16               -                16
Issuance of common stock upon
   exercise of stock options                     344                38               -                38
Net loss                                           -                 -            (151)             (151)
                                               -----          --------       ---------            -------

Balance, December 31, 2002                     2,996          $ 13,456       $ (13,707)           $ (251)
                                               =====          ========       =========            =======
























                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in Thousands)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                                      2001        2002
Cash flows from operating activities                                                  ----        ----
Net Loss                                                                            $  (211)      $  (151)
   Adjustments to reconcile net loss to net cash
     provided (used) by operating activities
       Depreciation and amortization                                                     85            19
       Reserve for receivables from officer and director                                  -            69
       Decrease (increase) in accounts receivable                                       (20)           79
       Decrease in prepaid expenses and other current assets                             12            43
       Increase (decrease) in accounts payable and other current                         20           (30)
liabilities
       Increase (decrease) in deferred revenue                                         (127)           11
       Other                                                                              6            (5)
                                                                                    -------       -------
Net cash provided (used) by operating activities                                       (235)           35
                                                                                    -------       -------


Cash flows from investing activities
   Payments received on receivable from officer                                           -            30
   Purchases of equipment                                                               (80)            -
                                                                                    -------       -------
Net cash provided (used)  by investing activities                                       (80)           30
                                                                                    -------       -------

Cash flows from financing activities
   Proceeds from sale of common stock                                                     -            16
   Proceeds from exercise of stock options                                                9            38
   Debt principal payments                                                              (15)          (50)
                                                                                    -------       -------

Net cash used by financing activities                                                    (6)            4
                                                                                    -------       -------

Net increase (decrease) in cash and cash equivalents                                   (321)           69

Cash and cash equivalents
   Beginning of year                                                                    347            26
                                                                                    -------       -------

   End of year                                                                      $    26       $    95
                                                                                    =======       =======



---------------------------------------------------------------------------------------------------------

Non-cash financing activity:
   Cancellation of shares in exchange for notes receivable                                -       $     6





                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
Note 1  Description of Business and Summary of Significant Accounting Policies

Digital Data Networks, Inc. ("the Company" or "DDN"), a wireless, passenger communication and advertising company, is principally engaged in the operation of a "digital information network", a network of computerized electronics message displays that deliver current news, information and advertising to riders on-board public transit vehicles. The digital information network consists of a series of electronic information displays utilizing digital radio transmission technology. The Company, incorporated in 1988, operates a digital information network in Dallas, Texas under the name The Transit Network. Through an arrangement with a third party, subsequently terminated in 2002, the Company also derived revenue from selling truckside advertising.

Principles of Consolidation - The consolidated financial statements of DDN include the accounts of its subsidiaries after elimination of intercompany balances.

Cash and Cash Equivalents - For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Equipment - Equipment is stated at cost. Depreciation is computed using the straight-line method over the shorter of estimated useful lives of the respective assets, typically three years, or remaining contract term.

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

Fair Value of Financial Instruments - Carrying amounts reported in the balance sheet for cash and cash equivalents, trade accounts receivable, notes receivable, other current assets, accounts payable and other accrued expenses approximate fair value because of their immediate or short-term nature. The fair value of debt approximates its carrying value because of its relatively near-term maturity date and recently negotiated terms.

Revenue Recognition - The Company records revenue over the contractual period which services are provided. To the extent payment is received in advance of the contractual period expiration, such prepaid amounts are recorded as deferred revenue until services are provided. Additionally, for truckside advertising, the Company recognized revenue on a gross basis in 2001. For contracts entered into in 2002, a third party became the primary obligor in most transactions, resulting in the Company receiving a commission, recognized on a net basis, from the third party as the Company is acting as the agent in those transactions.

Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", as amended and interpreted, ("SFAS 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related amendments and interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. If stock options are repriced, the effects of changes in the stock price are recognized as compensation expense in accordance with accounting for variable stock option plans. Had the Company accounted

Note 1 Description of Business and Summary of Significant Accounting Policies (continued)

for stock-based compensation at fair value in accordance with SFAS 123, the pro forma financial statement effect on net loss and net loss per share would have been insignificantly different from actual amounts.

Net Loss Per Share - Basic "Earnings Per Share" ("EPS") is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options. As the Company's stock options for approximately 662,000 and 183,000 shares of Company common stock at December 31, 2001 and 2002, respectively, are antidilutive, only basic EPS is presented. These shares could potentially dilute future EPS calculations.

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

Reclassifications - Reclassifications of certain prior year balances have been made to conform to current year classifications. The reclassifications have no effect on stockholders' equity or net loss.

Recent Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002, when early application is permitted. The adoption of SFAS No. 143 will not have a material impact on the Company's results of operation or financial position.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's financial position or results of operation.

In November 2002, the FASB issued Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, an Interpretation of FASB Statement Nos. 5, 57 and 107 and Rescission of FASB Interpretation No. 34 ("Interpretation No. 45"). This interpretation expands on the existing accounting guidance and disclosure requirements for most guarantees. It requires that at the time a company issues a guarantee, the company must disclose that information in its interim and annual financial statements. The provisions for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not believe Interpretation No. 45 will have a material impact on its results of operation, financial position or cash flows.

Note 2  Financial Condition, Liquidity and Going Concern

The Company has experienced net losses and negative cash flows from operations, and has an accumulated deficit at December 31, 2002 of approximately $13.7 million and a negative working capital position. The ability of the Company to generate positive cash flows from operations and net income, is dependent, among other things, on market conditions, the recovery of recorded assets, cost control, identifying and securing additional revenue sources, and the Company's ability to raise capital under acceptable terms. The Company has pursued merger possibilities and continues to do so. While the Company has had some successes in certain of these endeavors in the past, there can be no assurance that its efforts will be successful in the future. These financial statements do not include any adjustments that might result from the outcome of these uncertainties. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Note 3  Equipment

Equipment consists of the following (in thousands):

                                                                                        December 31,
                                                                                       ------------

                                                                                   2001           2002
                                                                                   ----           ----
Equipment installed in public transit vehicles                                     $ 1,581      $ 1,581
Office equipment and other                                                              24           24
                                                                                   -------      -------
                                                                                     1,605        1,605
Accumulated depreciation                                                            (1,566)      (1,585)
                                                                                   -------      -------
Equipment, net                                                                     $    39      $    20
                                                                                   =======      =======


Note 4  Contract with DART and Note Payable

The Company has a contract, as extended and amended, to provide services to Dallas Area Rapid Transit ("DART") that includes a provision for a 4% royalty payable to DART on certain gross advertising receipts.

A 2001 contract extension provided for refinancing the Company's note payable to DART. Prior to its original October 15, 2001 due date, the note provided for interest at 5% and at 18% after the maturity date. Terms of the note were revised to extend the due date to October 15, 2002, require monthly payments of $5,000 commencing in October 2001, and provide for interest at 12% per annum.

In October 2002, the Company entered into a supplemental agreement with DART, which, among other things, further extended the term of the contract to October 2005, and revised terms of the Company's note payable to DART such that the note payments have been reduced and extended to October 2005, at which time the note will be zero. The note continues to accrue interest at 12% per annum, and is payable in monthly installments of $4,067. Future principal payments are $49,000 in 2003, $29,000 in 2004 and $39,000 in 2005. The Company's equipment installed on DART public transit vehicles is pledged as collateral for the note.

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

During 2002, the Company issued 200,000 shares of its common stock through private placements under Section 4(2) of the Securities Act in exchange for cash of $16,000 from one accredited investor.

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

All stock options granted had an exercise price not less than the fair market value of the Company's common stock on the date of grant. The following summarizes stock option activity during the two years ended December 31, 2002 and represent exercise prices as adjusted for repricings (thousands of shares):


                                                                    Exercise Price      Weighted Average
                                                   Shares              Per Share           Exercise Price
                                                -----------         --------------      -----------------
   Outstanding at January 1, 2001                       777          $0.09 to $9.93         $      1.15


   Exercised                                            (74)         $      0.125           $      0.125
   Granted                                              140          $      0.07            $      0.07
   Repriced                                             304          $      0.125           $      0.125
   Expired or repriced                                 (485)         $0.25 to $5.00         $      0.34
                                                       ----


   Outstanding at December 31, 2001                     662          $0.07 to $9.93         $      1.16

   Exercised                                           (344)         $0.07 to $0.125        $      0.10

   Expired                                             (135)         $0.25 to $8.94         $      0.86
                                                       ----


   Outstanding at December 31, 2002                     183          $0.07 to $9.93         $      3.08
                                                       ====




Information relating to outstanding and exercisable stock options at December 31, 2002, summarized by exercise price are as follows (thousands of shares):

                                                                                   Weighted Average
                                                                     --------------------------------------------

            Range of                                                 Remaining Life
      Exercise Price                                   Shares             in Years         Exercise Price
   -------------------                               --------        --------------       ----------------
   $  0.07 to $  0.125                                    118               3.7              $  0.10
   $  6.71 to $  9.93                                      65               0.4                 8.57
                                                          ---

                                                          183                                $  3.08
                                                          ===


Subsequent to December 31, 2002, options for 100,000 shares were exercised for a total exercise price of approximately $10,000, and options for 55,000 shares expired. As of February 20, 2003, options still outstanding were for 28,000 shares at an exercise price of $9.93 per share and expiring December 21, 2003.



Note 7  Related Party Transactions

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

Included in receivables from officer and director at December 31, 2001 and 2002 is $95,000 and $68,427 respectively, due from one of the Company's directors pursuant to terms of a 5% promissory note, which had an original principal balance of $100,000. The note's maturity date had been extended to December 31, 2002. The note is collateralized by shares of Company common stock owned by the director and the director's options to purchase Company common stock. During 2001, the Company's Board of Directors authorized a $25,000 reduction in the note receivable in consideration for consulting services, which has been recorded as consulting expense included in marketing, general and administrative expense, and accrued and included in accounts payable at December 31, 2001. In 2002, the Company paid the consulting fees to the Director and the proceeds were returned to the Company and reduced the note receivable. Additionally, during 2002 a $5,000 payment was made. During 2002, the Company recorded a reserve for uncollectibility of approximately $69,000, the full amount of the note and accrued interest. In March 2003, pursuant to an arrangement with Mr. Hussey, the Company's board of directors awarded Mr. Hussey a $70,000 consulting fee (to be applied to Mr. Hussey's note, which had a balance at the time of this award of approximately $69,200) for his efforts in finding a reverse merger candidate for the Company and consummating the reverse merger transaction prior to September 30, 2003. If Mr. Hussey is not successful in finding a reverse merger candidate for the Company and/or a reverse merger transaction is not consummated by September 30, 2003, this $70,000 shall become due and payable to the Company on that date.

Note 8  Income Taxes

At December 31, 2001 and 2002, the Company had deferred tax assets of approximately $2.8 million, principally arising from net operating loss carryforwards. As management of the Company cannot determine that it is more likely than not that the Company will receive the benefit of these assets, a valuation allowance equal to the deferred tax asset has been established.

As of December 31, 2002 the Company had net operating loss carryforwards available to reduce future taxable income of approximately $8 million, which begin to expire in 2006. As a result of potential changes in stockholder ownership, utilization of net operating loss carryforwards could be subject to annual limitation.

Note 9  Operating Lease Commitments

The Company leases an FM subcarrier for transmission to electronic display signs located on-board public transit vehicles. At December 31, 2002, the FM subcarrier lease is pursuant to an agreement expiring October 2005, which requires monthly payments of $4,400. Also, the Company leases an office facility under an operating lease with monthly payments of approximately $2,200 expiring in October 2005. At December 31, 2002, future annual minimum lease payments for all leases total $227,000, $80,000 in each of 2003 and 2004 and $67,000 in 2005.
Rent expense for 2001 and 2002 was $30,000 and $31,000, respectively.

Note 10  Commitments and Contingencies

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

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of such matters will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

Note 11  Segment, Geographic and Significant Customer Information

During 2001, revenues from major customers exceeding 10% of total revenue included three customers, Parkland Hospital, Methodist Hospital and Dallas County Community College District, which accounted for approximately 38%, 13% and 12% of consolidated revenues, respectively. During 2002, revenues from major customers exceeding 10% of total revenue included Parkland Hospital, Baylor Health Care System and Dallas County Community College District, accounting for approximately 25%, 20% and 15% of consolidated revenues, respectively.