Form 10QSB
period 2003-03-31
DIGITAL DATA NETWORKS INC
filed 2003-05-14
CIK 949371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003.

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



As of April 30, 2003, 3,096,442 shares of Common Stock were outstanding.

                                      INDEX

                                                                      Page

     PART   I. FINANCIAL INFORMATION

       Item 1. Consolidated Financial Statements                        3

       Item 2. Management's Discussion and Analysis of Financial        9
               Condition andResults of Operations

       Item 3. Controls and Procedures                                  10

       Item 4. Quantitative and Qualitative Disclosure about
               Market Risk                                              10

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

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                           DIGITAL DATA NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                 December 31,          March 31,
                                                                                    2002                 2003
                                                                                                      (unaudited)
  Current assets:
    Cash and cash equivalents                                                      $    95           $    44
    Trade accounts receivable, net of allowance
       for doubtful accounts of $8                                                      14                 2
    Prepaid expenses and other current assets                                            8                15
    Receivables from officer and director, net of reserves                                                 -
                                                                                         -
                                                                                    ------             -----
       Total current assets                                                            117                61
  Equipment, net of accumulated depreciation                                            20                18
  Other assets                                                                           1                 1
                                                                                    ------             -----
  Total assets                                                                     $   138           $    80
                                                                                    ======             =====

  Current liabilities:
    Accounts payable                                                               $    64           $     9
    Accrued payroll and related                                                         18                14
    Deferred revenues                                                                  135                83
    Other accrued liabilities                                                           55                45
    Current portion of notes payable                                                    49                41
                                                                                    ------              ----
       Total current liabilities                                                       321               192
     Notes payable, less current portion                                                68                70
                                                                                    ------              ----
       Total liabilities                                                               389               262

  Commitments and contingencies (Note 4)

  Stockholders' deficit:
     Preferred stock, no par value, 1,000,000 shares authorized,
       no shares issued or outstanding                                                   -                 -
    Common stock, no par value, 10,000,000 shares authorized,
      2,996,442 and 3,096,442 shares issued and outstanding                         13,456            13,466
    Accumulated deficit                                                            (13,707)          (13,648)
                                                                                    ------            ------
       Total stockholders' deficit                                                    (251)             (182)
                                                                                    ------            ------

       Total liabilities and stockholders' deficit                                 $   138           $    80
                                                                                    ======            ======











                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in Thousands, Except Per Share Data)

                                                                                            Three Months
                                                                                               Ended
                                                                                             March 31,
                                                                                     2002               2003
                                                                                     ----               ----
Revenues                                                                           $   140          $   206
                                                                                    ------           ------
Expenses:
   Direct operating costs                                                               58               33
   Salaries and related                                                                 83               87
   Marketing, general and administrative                                                33               25
                                                                                    ------           ------
      Total expenses                                                                   174              145
                                                                                    ------           ------
Income (loss) from operations                                                          (34)              61
                                                                                    ------           ------
Other income (expense):
   Interest expense                                                                     (3)              (2)
   Interest income                                                                       1                -
                                                                                    ------           ------
      Total other income (expense), net                                                 (2)              (2)
                                                                                    ------           ------
Income (loss) before income taxes                                                      (36)              59
Income tax benefit (provision)                                                           -                -
                                                                                    ------           ------
Net income (loss)                                                                  $   (36)         $    59
                                                                                    ======           ======
Net income (loss) per share - basic and diluted                                    $ (0.02)         $  0.02
                                                                                    ======           ======
Weighted average shares outstanding                                                  2,455            3,046
                                                                                    ======           ======


















                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)
                                 (In Thousands)






                                                                        Common Stock                     Accumulated
                                                      Shares            Amount                             Total
                                                                                Deficit

Balance, December 31, 2002                             2,996          $ 13,456       $ (13,707)          $ (251)

Exercise of options                                      100                10               -               10

Net income                                                 -                 -              59               59
                                                       -----           -------        --------            -----
Balance, March 31, 2003                                3,096          $ 13,466       $ (13,648)          $ (182)
                                                       =====           =======        ========            =====


































                 See accompanying notes to financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                         2002            2003
                                                                                         ----            ----
Cash flows from operating activities
Net income (loss)                                                                      $  (36)          $  59
   Adjustments to reconcile net income (loss) to net cash
     used by operating activities
       Depreciation and amortization                                                        8               2
       Decrease (increase) in accounts receivable                                          55              12
       Decrease in accounts payable and accrued liabilities                               (18)            (69)
       Decrease in unearned revenue                                                       (41)            (52)
       Other                                                                               22              (7)
                                                                                        -----           -----
Net cash used in operating activities                                                     (10)            (55)
                                                                                        -----           -----
Cash flows from financing activities
   Proceeds from exercise of stock options                                                  -
                                                                                                           10
   Debt principal payments                                                                (15)             (6)
                                                                                        -----           -----
Net cash provided (used) by financing activities                                          (15)              4
                                                                                        -----           -----
Net decrease in cash and cash equivalents                                                 (25)            (51)

Cash and cash equivalents
   Beginning of Period                                                                     26              95
                                                                                        -----           -----
   End of Period                                                                       $    1           $  44
                                                                                        =====           =====

















                 See accompanying notes to financial statements

                           Digital Data Networks, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1  Description of Business and Significant Accounting Policies

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 2002 Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year.

Income Taxes - The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires recognition of deferred income taxes to provide for temporary differences between financial reporting and tax basis of assets and liabilities. Deferred taxes are measured using enacted tax rates expected to be in effect in years in which temporary differences are expected to reverse. The provision for income taxes that would otherwise have been recorded relating to income before tax of $59,000 for the three months ended March 31, 2003, which approximates $20,000, was offset in full amount by a decrease in the deferred tax asset valuation allowance. The Company continues to record a valuation allowance for the full amount of deferred income taxes, which would otherwise be recorded for tax benefits relating to operating losses, as realization of such deferred tax assets cannot be determined to be more likely than not.

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

Net Income (Loss) Per Share - Basic "Earnings Per Share" ("EPS") is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options. At March 31, 2003, there were 28,000 stock options outstanding. When included in the computation of EPS, diluted EPS does not differ from basic EPS. The Company's stock options for shares of Company common stock at March 31, 2002 is antidilutive.

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

Note 2  Financial Condition, Liquidity and Going Concern

The Company has experienced net losses and negative cash flows from operations, and has an accumulated deficit at March 31, 2003 of approximately $13.6 million and a negative working capital position. The ability of the Company to generate positive cash flows from operations and net income, is dependent, among other things, on market conditions, cost control, identifying and securing additional revenue sources, and the Company's ability to raise capital under acceptable terms. The Company has pursued merger possibilities and continues to do so. While the Company has had some successes in these endeavors in the past, there can be no assurance that its efforts will be successful in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Company management believes that its existing cash and cash flows from operations, supplemented by cash received from the sale of its common stock, will be adequate to fund its operations through 2003. If additional revenue sources or cash infusions are not realized, the Company may need to change its business plan, sell or merge its business, or consider other alternatives.

Note 3  Related Party Transactions

Prior to 1998, the Company made cash advances to its President, who is also one of the Company's directors, which approximated $42,000. The Company has continued to request repayments on amounts due, although none have been made to date. During 1998, the entire amount of the receivable was reserved.

At December 31, 2002, the Company had a receivable from one of its directors in the amount of $68,427, pursuant to the terms of a 5% promissory note. The note is collateralized by shares of Company common stock owned by the director. During 2002, the Company recorded a reserve for uncollectibility for the full amount of the note and accrued interest. In March 2003, pursuant to an arrangement with Mr. Hussey, the Company's board of directors awarded Mr. Hussey a $70,000 consulting fee (to be applied to Mr. Hussey's note, which had a balance at the time of this award of approximately $69,200) for his efforts in finding a reverse merger candidate for the Company and consummating the reverse merger transaction prior to September 30, 2003. If the Company has not consummated a reverse merger transaction by September 30, 2003, this $70,000 shall become due and payable to the Company on that date.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The following discussion and analysis should be read in conjunction with the Company's interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB (the "Quarterly Report") and with the Company's consolidated annual financial statements and management's discussion and analysis included in the Company's December 31, 2002 Annual Report on Form 10-KSB (the "Annual Report"). This Quarterly Report and the Annual Report include forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "estimates" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated herein.

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

         Revenues increased from $140,000 to $206,000 during the three months ended March 31, 2003, as compared to the prior year period. Due to increased demand, transit advertising increased $69,000, the result of a $37,000 increase in electronic media revenue and a $32,000 increase in Marquee Headliner revenue. Revenue from truckside advertising declined $3,000, as the Company is devoting all of its revenue-generating efforts to transit advertising.

         Total operating expenses decreased from $174,000 to $145,000 during the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. Direct operating costs decreased significantly from $58,000 to $33,000, primarily due to decreased bus reinstallation and subcarrier changeover costs, which resulted from the January 2002 change in subcarriers, offset by a $6,000 increase in sign maintenance expenses. Salaries and related increased slightly from $83,000 to $87,000, primarily due to higher commissionable revenue, and marketing, general and administrative expenses decreased from $33,000 to $25,000, primarily the result of a decline in audit and accounting fees.

         As a result of the increase in revenues and decrease in expenses, net income was $59,000 for the three months ended March 31, 2003 as compared to a $36,000 net loss for the same period of the prior year.

         The provision for income taxes that would otherwise have been recorded relating to income before tax of $59,000 for the three months ended March 31, 2003, which approximates $20,000, was offset in full amount by a decrease in the deferred tax asset valuation allowance. The Company continues to record a valuation allowance for the full amount of deferred income taxes, which would otherwise be recorded for tax benefits relating to operating losses, as realization of such deferred tax assets cannot be determined to be more likely than not.

Financial Condition, Liquidity and Capital Resources

         Net cash used in operating activities for the three months ended March 31, 2003 was $55,000, a $45,000 increase as compared to the $10,000 used during the comparative prior year period. The increase in cash used in operating activities resulted primarily from decreases in current liabilities as compared to the prior year period. There was no net cash used in operating activities in 2002 or 2003, as there were no capital expenditures in either period. Financing activities provided cash of $4,000 in 2003 as compared to a use of cash during the comparative prior year period of $15,000. Proceeds from exercise of stock options provided cash of $10,000 in 2003. There were no proceeds from sale of common stock during the comparative prior year period. Principal payments on the DART note decreased in 2003 compared to 2002 as a result of an extension of repayment terms in connection with the October 2002 DART contract extension.

         While the Company generated net income of $59,000 for the three-month period ended March 31, 2003, it has primarily experienced net losses and negative cash flows from operations, and has an accumulated deficit at March 31, 2003 of approximately $13.6 million and a negative working capital position. The ability of the Company to generate positive cash flows from operations and net income, is dependent, among other things, on market conditions, cost control, identifying and securing additional revenue sources, and the Company's ability to raise capital under acceptable terms. The Company has pursued merger possibilities and continues to do so. While the Company has had some successes in certain of these endeavors in the past, there can be no assurance that its efforts will be successful in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         Company management believes that its existing cash and cash flows from operations, supplemented by cash received from the sale of its common stock, will be adequate to fund its operations through 2003. If additional revenue sources or cash infusions are not realized, the Company may need to change its business plan, sell or merge its business, or consider other alternatives.

Item 3.   Controls and Procedures

         Evaluation of Disclosure Controls and Procedures - Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting the material information relating to the Company required to be included in the Company's periodic SEC filings.

         Changes in Internal Controls - There were no significant changes made in the Company's internal controls during the period covered by this report or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

Item 4.   Quantitative and Qualitative Disclosure about Market Risk

         The Company believes that it does not have any material exposure to interest or commodity risks. The Company does not own any derivative instruments and does not engage in any hedging transactions.

PART II.  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit 99.1 - Certification by Chief Executive Officer.
(b)      Exhibit 99.2 - Certification by Chief Financial Officer.
(c) Reports on Form 8-K - On April 29, 2003, the Company filed a Current Report on Form 8-K having an April 22, 2003 date of report. Pursuant to a unanimous consent dated April 22, 2003, the board of directors of the Company authorized the Company to dismiss BDO Seidman, LLP, its independent certified accountants at that time, and appoint Killman, Murrell & Company P.C. to be the Company's new independent certified accountants and engage them to audit the Company's consolidated financial statements for the year ending December 31, 2003 and to review consolidated financial statements for the fiscal quarters during such year. On May 7, 2003, the Company filed a Current Report on Form 8-K/A for this event, which included as an exhibit, a copy of a letter from BDO Seidman, LLP commenting on their dismissal as the Company's independent accountants

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   Digital Data Networks, Inc.
                                  (Registrant)


Date:     May 14, 2003             By:    /s/   Donald B. Scott, Jr.
                                      ------------------------------
                                      Donald B. Scott, Jr., President



Date:     May 14, 2003             By:    /s/   Richard J. Boeglin
                                      -----------------------------
                                      Richard J. Boeglin

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


                                       By:    /s/   Donald B. Scott, Jr.
                                          ------------------------------
                                          Donald B. Scott, Jr.
                                          President and Chief Executive Officer
                                          May 14, 2003

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



                                      By:    /s/   Richard J. Boeglin
                                         ----------------------------
                                         Richard J. Boeglin
                                         Vice President, Finance and Operations
                                         and Chief Financial Officer
                                         May 14, 2003

                                                                Exhibit 99.1


                   Certification Pursuant to 18 U.S.C. Section
           As Adopted to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with Form 10-QSB of Digital Data Networks, Inc. (the "Company") for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald B. Scott, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and
     2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      By:    /s/   Donald B. Scott, Jr.
                                          -----------------------------
                                          Donald B. Scott, Jr.
                                          President
                                          May 14, 2003

                                                                Exhibit 99.2


                   Certification Pursuant to 18 U.S.C. Section
           As Adopted to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with Form 10-QSB of Digital Data Networks, Inc. (the "Company") for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard J. Boeglin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and
     2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      By:    /s/   Richard J. Boeglin
                                         ----------------------------
                                         Richard J. Boeglin
                                         Vice President, Finance and Operations
                                         May 14, 2003