Form 10QSB
period 2003-06-30
DIGITAL DATA NETWORKS INC
filed 2003-08-12
CIK 949371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003.

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


As of August 5, 2003, 3,096,442 shares of Common Stock were outstanding.

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

PART II.      OTHER INFORMATION

  Item 1.     Legal Proceedings                                            (a)

  Item 2.     Changes in Securities                                        (a)

  Item 3.     Defaults Upon Senior Securities                              (a)

  Item 4.     Submission of Matters to a Vote of Security Holders          (a)

  Item 5.     Other Information                                            (a)

  Item 6.     Exhibits and Reports on Form 8-K                             11

SIGNATURES                                                                 12

EXHIBITS                                                                   13


----------------------------------------------------------------------------

(a) There are no issues requiring disclosure for these items and they have therefore been omitted.

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                           DIGITAL DATA NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                 December 31,       June 30,
                                                                                    2002             2003
                                                                                                  (unaudited)
  Current assets:
    Cash and cash equivalents                                                     $     95          $     58
    Trade accounts receivable, net of allowance
       for doubtful accounts of $8                                                      14                35
    Prepaid expenses and other current assets                                            8                38
    Receivables from officer and director, net of reserves
                                                                                  --------
                                                                                         -                 -
       Total current assets                                                            117               131
  Equipment, net of accumulated depreciation                                            20                16
  Other assets                                                                           1                 1
                                                                                  --------          --------

  Total assets                                                                    $    138          $    148
                                                                                  ========          ========

  Current liabilities:
    Accounts payable                                                              $     64          $     21
    Accrued payroll and related                                                         18                18
    Deferred revenues                                                                  135               127
    Other accrued liabilities                                                           55                45
    Current portion of notes payable                                                    49                43
                                                                                  --------          --------
       Total current liabilities                                                       321               254
     Notes payable, less current portion                                                68                58
                                                                                  --------          --------
       Total liabilities                                                               389               312
                                                                                  --------          --------

  Commitments and contingencies (Note 4)

  Stockholders' deficit:
     Preferred stock, no par value, 1,000,000 shares authorized,
       no shares issued or outstanding                                                   -                 -
    Common stock, no par value, 10,000,000 shares authorized,
      2,996,442 and 3,096,442 shares issued and outstanding                         13,456            13,466
    Accumulated deficit                                                            (13,707)          (13,630)
                                                                                  --------          --------
       Total stockholders' deficit                                                    (251)             (164)
                                                                                  --------          --------
       Total liabilities and stockholders' deficit                                $    138          $    148
                                                                                  ========          ========











           See accompanying notes to consolidated financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in Thousands, Except Per Share Data)


                                                      Three Months                  Six Months
                                                     Ended June 30,               Ended June 30,
                                                     --------------               --------------
                                                 2002            2003            2002            2003
                                               --------      ---------      ----------       -------------



   Revenues                                   $     170      $     193      $     310        $   399
                                              ---------       --------      ---------        -------

   Expenses:
     Direct operating costs                          61             47            120             80
     Salaries and related                            91             88            174            175
     Marketing, general and administrative           45             38             77             63
                                              ---------      ---------      ---------        -------

       Total expenses                               197            173            371            318
                                              ---------      ---------      ---------        -------

   Income (loss) from operations                    (27)            20            (61)            81
                                              ---------      ---------      ----------       -------

   Other income (expense):
     Interest expense                                (4)            (2)            (7)            (4)
     Interest income                                  1              -              2              -
                                              ---------      ---------      ---------        -------

       Total other income (expense), net             (3)            (2)            (5)            (4)
                                              ---------      ----------     ----------       --------

   Income (loss) before income taxes                (30)            18            (66)            77
   Income tax benefit (provision)                     -              -              -              -
                                              ---------      ---------      ---------        -------

   Net income (loss)                          $     (30)     $      18      $     (66)       $    77
                                              =========      =========      =========        =======


   Net income (loss) per share
        - basic and diluted                   $   (0.01)     $    0.01      $   (0.03)       $  0.03
                                              =========      =========      =========        =======

    Weighted average shares outstanding           2,453          3,096          2,454          3,068
                                              =========      =========      =========        =======
















           See accompanying notes to consolidated financial statements

                           DIGITAL DATA NETWORKS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)
                                 (In Thousands)





                                                           Common Stock              Accumulated
                                                      Shares            Amount          Deficit          Total


Balance, December 31, 2002                             2,996          $ 13,456       $ (13,707)          $ (251)

Exercise of options                                      100                10               -               10

Net income                                                 -                 -              77               77
                                                       -----          --------       ---------           ------

Balance, June 30, 2003                                 3,096          $ 13,466       $ (13,630)          $ (164)
                                                       =====          ========       =========           ======


































           See accompanying notes to consolidated financial statements

                           DIGITAL DATA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                                          Six Months
                                                                                      Ended June 30,
                                                                                         2002            2003
                                                                                         ----            ----

Cash flows from operating activities
Net income (loss)                                                                      $   (66)         $  77
   Adjustments to reconcile net income (loss) to net cash
     used by operating activities
       Depreciation and amortization                                                        15              4
       Decrease (increase) in accounts receivable                                           86            (21)
       Decrease (increase) in prepaid expenses and other current assets                      8            (30)
       Decrease in accounts payable and accrued liabilities                                (48)           (53)
       Decrease in unearned revenue                                                        (15)            (8)
       Other                                                                                29              -
                                                                                       -------          -----
Net cash provided (used) by operating activities                                             9            (31)
                                                                                       -------         ------

Cash flows from financing activities
   Proceeds from exercise of stock options                                                   -             10
   Debt principal payments                                                                 (24)           (16)
                                                                                       -------          -----
Net cash used by financing activities                                                      (24)            (6)
                                                                                       -------          -----

Net decrease in cash and cash equivalents                                                  (17)           (37)

Cash and cash equivalents
   Beginning of Period                                                                      26             95
                                                                                       -------          -----
   End of Period                                                                       $     9          $  58
                                                                                       =======          =====

--------------------------------------------------------------------------------------------------------------

Non-cash financing activity:
  Cancellation of shares in exchange for notes receivable                              $     6          $   -
--------------------------------------------------------------------------------------------------------------














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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 2002 Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year.

Income Taxes - The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires recognition of deferred income taxes to provide for temporary differences between financial reporting and tax basis of assets and liabilities. Deferred taxes are measured using enacted tax rates expected to be in effect in years in which temporary differences are expected to reverse. The provision for income taxes that would otherwise have been recorded relating to income before tax of $18,000 and $77,000 for the three and six month periods ended June 30, 2003, which approximates $6,000 and $26,000, was offset in full amount by a decrease in the deferred tax asset valuation allowance. The Company continues to record a valuation allowance for the full amount of deferred income taxes, which would otherwise be recorded for tax benefits relating to operating losses, as realization of such deferred tax assets cannot be determined to be more likely than not.

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

Net Income (Loss) Per Share - Basic "Earnings Per Share" ("EPS") is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options. At June 30, 2003, there were 28,000 stock options outstanding. When included in the computation of EPS, diluted EPS does not differ from basic EPS. The Company's stock options for shares of Company common stock at June 30, 2002 are antidilutive.

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

Recent Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The adoption of SFAS No. 143 did not have a material impact on the Company's results of operation or financial position.

Note 2  Financial Condition, Liquidity and Going Concern

The Company has experienced net losses and negative cash flows from operations, and has an accumulated deficit at June 30, 2003 of approximately $13.6 million and a negative working capital position. The ability of the Company to continue to generate positive cash flows from operations and net income, is dependent, among other things, on market conditions, cost control, identifying and securing additional revenue sources, and the Company's ability to raise capital under acceptable terms. The Company has pursued merger possibilities and continues to do so. While the Company has had some successes in these endeavors in the past, there can be no assurance that its efforts will be successful in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Company management believes that its existing cash and cash flows from operations will be adequate to fund its operations through 2003. If additional revenue sources or cash infusions are not realized, the Company may need to change its business plan, sell or merge its business, or consider other alternatives.

Note 3  Related Party Transactions

Prior to 1998, the Company made cash advances to its President, who is also one of the Company's directors, which approximated $42,000. The Company has continued to request repayments on amounts due, although none have been made to date. During 1998, the entire amount of the receivable was reserved.

At December 31, 2002, the Company had a receivable from one of its directors in the amount of $68,427, pursuant to the terms of a 5% promissory note. The note is collateralized by shares of Company common stock owned by the director. During 2002, the Company recorded a reserve for uncollectibility for the full amount of the note and accrued interest. In March 2003, pursuant to an arrangement with the director, the Company's board of directors awarded a $70,000 consulting fee (to be applied to the note, which had a balance at the time of this award of approximately $69,200) for services in finding a reverse merger candidate for the Company and consummating the reverse merger transaction prior to September 30, 2003. Pursuant to terms of the arrangement, if the Company has not consummated a reverse merger transaction by September 30, 2003, this $70,000 shall become due and payable to the Company on that date.

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

         Revenues increased from $170,000 to $193,000 during the three months ended June 30, 2003, as compared to the prior year period. Due to increased demand, transit advertising increased $26,000, the result of a $31,000 increase in electronic media and interior card revenue, offset by a $5,000 decrease in Marquee Headliner revenue. Revenue from truckside advertising declined $3,000, as the Company is devoting all of its revenue-generating efforts to transit advertising. For the six-month period ended June 30, 2003, revenues increased $89,000, primarily the result of $64,000 and $27,000 increases, respectively, in electronic advertising and Marquee Headliner revenue, offset by a $6,000 decrease in truckside advertising.

         Total operating expenses decreased from $197,000 to $173,000 during the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. Direct operating costs decreased from $61,000 to $47,000, primarily due to non-recurring subcarrier changeover costs incurred in 2002. Salaries and related remained relatively unchanged, decreasing slightly from $91,000 to $88,000, as did marketing, general and administrative expenses, decreasing from $45,000 to $38,000. For the six-month period ended June 30, 2003, total expenses decreased $53,000, as direct operating costs and marketing, general and administrative expenses declined by $40,000 and $14,000 respectively, while salaries and related remained relatively unchanged.

         As a result of the increase in revenues and decrease in expenses, net income was $18,000 and $77,000 for the three and six months ended June 30, 2003 as compared to a $30,000 and $66,000 net loss for the comparative periods of the prior year.

         The provision for income taxes that would otherwise have been recorded relating to income before tax of $18,000 for the three months ended June 30, 2003, which approximates $6,000, was offset in full amount by a decrease in the deferred tax asset valuation allowance. The Company continues to record a valuation allowance for the full amount of deferred income taxes, which would otherwise be recorded for tax benefits relating to operating losses, as realization of such deferred tax assets cannot be determined to be more likely than not.

Financial Condition, Liquidity and Capital Resources

         Net cash used by operating activities for the six months ended June 30, 2003 was $31,000 as compared to $9,000 provided by operating activities during the comparative prior year period. The decrease in cash provided in operating activities resulted primarily from increases in accounts receivable as compared to the prior year period. There was no net cash used by investing activities in 2002 or 2003, as there were no capital expenditures in either period. Financing activities used cash of $6,000 in 2003 as compared to $24,000 during the comparative prior year period. Proceeds from exercise of stock options provided cash of $10,000 in 2003. There were no proceeds from sale of common stock during the comparative prior year period. Principal payments on the DART note decreased in 2003 compared to 2002 as a result of an extension of repayment terms in connection with the October 2002 DART contract extension.

         While the Company generated net income of $77,000 for the six-month period ended June 30, 2003, it has primarily experienced net losses and negative cash flows from operations, and has an accumulated deficit at June 30, 2003 of approximately $13.6 million and a negative working capital position. The ability of the Company to generate positive cash flows from operations and net income, is dependent, among other things, on market conditions, cost control, identifying and securing additional revenue sources, and the Company's ability to raise capital under acceptable terms. The Company has pursued merger possibilities and continues to do so. While the Company has had some successes in certain of these endeavors in the past, there can be no assurance that its efforts will be successful in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         Company management believes that its existing cash and cash flows from operations will be adequate to fund its operations through 2003. If additional revenue sources or cash infusions are not realized, the Company may need to change its business plan, sell or merge its business, or consider other alternatives.

Item 3.   Controls and Procedures

         Evaluation of Disclosure Controls and Procedures - Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting the material information relating to the Company required to be included in the Company's periodic SEC filings.

         Changes in Internal Controls Over Financial Reporting - There were no significant changes made in the Company's internal controls over financial reporting during the period covered by this report.

Item 4.   Quantitative and Qualitative Disclosure about Market Risk

         The Company believes that it does not have any material exposure to interest or commodity risks. The Company does not own any derivative instruments and does not engage in any hedging transactions.

PART II.  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit 31.1 - Certification by Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a).
(b) Exhibit 31.2 - Certification by Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a).
(c) Exhibit 32.1 - Certification by Chief Executive Officer pursuant to 18 U.S.C. Section as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.
(d) Exhibit 32.2 - Certification by Chief Financial Officer pursuant to 18 U.S.C. Section as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.
(e) Reports on Form 8-K - On April 29, 2003, the Company filed a Current Report on Form 8-K having an April 22, 2003 date of report. Pursuant to a unanimous consent dated April 22, 2003, the board of directors of the Company authorized the Company to dismiss BDO Seidman, LLP, its independent certified accountants at that time, and appoint Killman, Murrell & Company P.C. to be the Company's new independent certified accountants and engage them to audit the Company's consolidated financial statements for the year ending December 31, 2003 and to review consolidated financial statements for the fiscal quarters during such year. On May 7, 2003, the Company filed a Current Report on Form 8-K/A for this event, which included as an exhibit, a copy of a letter from BDO Seidman, LLP commenting on their dismissal as the Company's independent accountants

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   Digital Data Networks, Inc.
                                  (Registrant)


Date:     August 12, 2003          By:    /s/   Donald B. Scott, Jr.
                                   ------------------------------
                                   Donald B. Scott, Jr., President



Date:     August 12, 2003          By:    /s/   Richard J. Boeglin
                                   ----------------------------
                                   Richard J. Boeglin
                                   Vice President, Finance & Operations

                                                                  Exhibit 31.1

                                 CERTIFICATIONS
                 As required by Rule 13a-14(a) or Rule 15d-14(a)

I, Donald B. Scott, Jr., Chief Executive Officer of the Company, certify that:

1) I have reviewed this June 30, 2003 quarterly report on Form 10-QSB of Digital Data Networks, Inc. (the "Company");
2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;
4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:
         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) designed such internal controls over financial reporting, or caused internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
         c) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and;
5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls over financial reporting.


                                By:    /s/   Donald B. Scott, Jr.
                                ------------------------------
                                Donald B. Scott, Jr.
                                President and Chief Executive Officer
                                August 12, 2003

                                                                 Exhibit 31.2

                                 CERTIFICATIONS
                 As required by Rule 13a-14(a) or Rule 15d-14(a)

I, Richard J. Boeglin, Chief Financial Officer of the Company, certify that:

1) I have reviewed this June 30, 2003 quarterly report on Form 10-QSB of Digital Data Networks, Inc. (the "Company");
2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;
4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:
         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) designed such internal controls over financial reporting, or caused internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
         c) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and;
5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls over financial reporting.


                                By:    /s/   Richard J. Boeglin
                                ------------------------------------------
                                Richard J. Boeglin
                                Vice President, Finance and Operations and
                                Chief Financial Officer
                                August 12, 2003

                                                                  Exhibit 32.1


                   Certification Pursuant to 18 U.S.C. Section
           As Adopted to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with Form 10-QSB of Digital Data Networks, Inc. (the "Company") for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald B. Scott, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and
         2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                            By:    /s/   Donald B. Scott, Jr.
                                            ------------------------------
                                            Donald B. Scott, Jr.
                                            President
                                            August 12, 2003

The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Form 10-QSB or as a separate disclosure document.

                                                                   Exhibit 32.2


                   Certification Pursuant to 18 U.S.C. Section
           As Adopted to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with Form 10-QSB of Digital Data Networks, Inc. (the "Company") for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard J. Boeglin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and
         2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                 By:    /s/   Richard J. Boeglin
                                 -------------------------------------------
                                 Richard J. Boeglin
                                 Vice President, Finance and Operations
                                 August 12, 2003

The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Form 10-QSB or as a separate disclosure document.