Form 10KSB
period 2003-12-31
I2 TELECOM INTERNATIONAL INC
filed 2004-04-14
CIK 949371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 0-27704

i2 TELECOM INTERNATIONAL, INC.

(Name of small business issuer in its charter)

Washington	91-1426372
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

301 Yamato Road, Suite 2112 Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

(561) 994-5379

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

                                                                                                   (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for its most recent fiscal year were $753,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on April 1, 2004 was approximately $12,741,561.28.

As of April 1, 2004, 9,426,586 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

Note Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-KSB (this “Annual Report”), including, without limitation, in the sections herein titled “Business” and “Management’s Discussion and Analysis or Plan of Operation,” or incorporated herein by reference, that are not statements of historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “will” and similar expressions are examples of words that identify forward-looking statements. Forward-looking statements include, without limitation, statements regarding our future financial position, business strategy and expected cost savings. These forward-looking statements are based on our current beliefs, as well as assumptions we have made based upon information currently available to us. Each forward-looking statement reflects our current view of future events and is subject to risks, uncertainties and other factors that could cause actual results to differ materially from any results expressed or implied by our forward-looking statements. We have no obligation to publicly update or revise these forward-looking statements to reflect new information, future events, or otherwise, except as required by applicable federal securities laws, and we caution you not to place undue reliance on these forward-looking statements.

Item 1. Description of the Business

Background of the Company

i2 Telecom International, Inc., a Washington corporation formerly known as Digital Data Networks, Inc. (the “Company”), was incorporated as “Transit Information Systems, Inc.” under the laws of the State of Washington on October 17, 1988. In July 1995, the Company changed its name to “Digital Data Networks, Inc.” In March 2004, the Company changed its name to “i2 Telecom International, Inc.” The Company’s offices are currently located at 301 Yamato Road, Suite 2112, Boca Raton, Florida 33431, and the Company’s telephone number at that address is 561-994-5379.

From October 17, 1988, until February 27, 2004, the Company was a wireless, passenger communication and advertising company, principally engaged in selling digital advertising space through the operation of a digital information network, utilizing digital radio transmission technology to display current news, information and advertising to riders on-board public transit vehicles. From 1991 through February 2004, the Company operated a digital information network in Dallas, Texas under the assumed name “The Transit Network” on the Dallas Area Rapid Transit (“DART”) bus and rail system.

In February 1996, the Company completed an initial public offering of shares of its common stock, no par value per share (the “Common Stock”), and raised net cash proceeds of approximately $5.8 million.

On February 26, 2004, a newly-formed, wholly-owned subsidiary of the Company merged with and into i2 Telecom International, Inc., a Delaware corporation (“i2 Delaware”), with i2 Delaware surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”), pursuant to that certain Agreement and Plan of Merger dated as of January 30, 2004, among the Company, a wholly-owned subsidiary of the Company, i2 Delaware and certain stockholders of the Company and i2 Delaware signatory thereto (the “Merger Agreement”). In connection with the Merger, former stockholders of i2 Delaware became entitled to receive shares of Common Stock and shares of various classes and series of the Company’s preferred stock, no par value per share (collectively, the “Preferred Stock”), constituting up to 88.44% of the voting securities of the Company, assuming the issuance of all contingent consideration such stockholders may become entitled to receive pursuant to the Merger Agreement upon the resolution of a certain legal proceeding pending against i2 Delaware. In connection with the Merger, effective February 26, 2004, (i) the Company’s Board of Directors (the “Board of Directors”) appointed Paul R. Arena, Chief Executive Officer and Chairman of the Board of i2 Delaware, to serve as a director of the Company, (ii) all individuals serving as officers of the Company immediately prior to the

Merger resigned their positions with the Company and (iii) the officers of i2 Delaware were appointed as officers of the Company.

On February 27, 2004, the Company sold substantially all of its operating assets relating to the operations of The Transit Network to Intransit Media, Inc. (“InTransit Media”) in exchange for InTransit Media assuming certain obligations and liabilities relating to such assets (the “Asset Sale”), pursuant to that certain Asset Purchase Agreement dated as of January 30, 2004, as amended by the First Amendment thereto dated as of February 26, 2004, between the Company and InTransit Media (the “Asset Purchase Agreement”).

On March 5, 2004, in connection with the Merger and the Asset Sale, the Company changed its name from “Digital Data Networks, Inc.” to “i2 Telecom International, Inc.” and changed its ticker symbol on the over-the-counter electronic bulletin board from “DIDA” to “IUTI”.

As a result of the Merger and the Asset Sale, the Company’s operations now consist of the operations of i2 Delaware. The Company’s operations as currently conducted are described below.

Business of the Company

The Company, through its subsidiary, i2 Delaware, provides low-cost telecommunications services employing next-generation Voice over Internet Protocol (“VoIP”) technology. These operations are based in Boca Raton, Florida, Atlanta, Georgia, Redwood City, California, Malaysia and China. Through i2 Delaware, the Company controls its own proprietary technology and outsources its production and service functions with strategic partners. The Company, through i2 Delaware, provides micro gateway adapters (InternetTalker(TM)), VoIP long distance and other enhanced communication services to subscribers. The Company’s proprietary technology platform is built to the Session Initiation Protocol (“SIP”) standard. The Company’s revenue model now includes prepaid revenue from the sale of i2 Delaware’s InternetTalker(TM) integrated access device, recurring monthly subscriptions, call minute termination and original equipment manufacturer (“OEM”) royalties. The Company believes its proprietary technology provides meaningful advantages as compared to the technology of other VoIP providers particularly in the areas of quality of service, flexibility (i.e., broadband and dial-up capability in the same unit) and ease of use.

The Company’s proprietary technology platform is built to the SIP standard and offers the end user the following primary benefits:

•	near carrier grade quality of service;

•	low cost long distance calling worldwide;

•	broadband and dial-up technology in the Company’s InternetTalker™ integrated access device (“IAD”);

•	plug and play technology using traditional phones without professional installation; and

•	unlimited global calling among InternetTalker™ IAD users with a minimal monthly subscription.

The Company’s new management intends to focus solely upon VoIP as the Company’s primary line of business on a going forward basis. In addition, the Company’s new management is exploring various strategic alternatives, including partnering with other telecommunication companies, both foreign and domestic, and engaging in acquisitions of strategic competitors and/or telecommunication service providers. There can be no assurances that such efforts will be successful. The Company may finance these new business opportunities through a combination of equity and/or debt. If the Company determines to finance these opportunities by issuing additional equity, then such equity may have rights and preferences superior to the outstanding Common Stock or Preferred Stock, and the issuance of such equity will dilute the ownership percentage of the Company’s existing shareholders. If the Company determines to finance these opportunities by incurring debt, then such debt may mot be available to the Company on favorable terms, if at all.

Industry Overview

The VoIP industry has grown dramatically from the early days of calls made through personal computers. VoIP is an alternative technology that can replace services provided by the traditional telephone network. VoIP technology translates voice into data packets, transmits the packets over data networks and reconverts them into voice at the destination. Unlike traditional telephone networks, VoIP does not use dedicated circuits for each telephone call; instead, the same VoIP network can be shared by multiple users for voice, data and video simultaneously. This type of data network is more efficient than a dedicated circuit network because the data network is not restricted by the one-call, one-line limitation of a traditional telephone network. This improved efficiency creates cost savings that can be passed on to the consumer in the form of lower rates or retained by the VoIP provider.

The Company believes that the growth of VoIP has been and continues to be driven primarily by:

•	increasing consumer demand for lower cost phone service;

•	improved quality and reliability of VoIP calls fueled by technological advances, increased network development and greater bandwidth capacity;

•	continuing domestic and international deregulation, opening new market opportunities for VoIP services;

•	new product innovations that allow VoIP providers to offer services not currently offered by traditional phone service companies; and

•	growing demand for long distance communication services driven by the increased mobility of the global workforce.

As a result of these developments, consumers, enterprises and telecommunications providers are continuing to embrace offerings from VoIP providers, such as those offered by the Company. Consumers, particularly in emerging markets, are increasingly using VoIP-enabled services, such as calling cards and Internet Protocol (“IP”) telephones, to realize significant cost savings on long distance calls. Enterprises are significantly reducing telephony expenses by using VoIP to link users within offices and around the world. VoIP enables telecommunications providers to reduce their network costs and to deliver new products and services that cannot be supported by traditional networks.

Competition

Domestically, the long distance market in the United States is highly competitive. The Company faces competition from several much larger providers and numerous similar-sized and smaller providers. This competition is based on price and service offerings, and the Company expects to continue to face competition based on price and service offerings from existing competitors. The principal competitive factors in the market include: price, quality of service, distribution, customer service, reliability, network capacity and the availability of enhanced communications services. Some of the Company’s competitors include AT&T, Inc., MCI, Inc., Sprint, Inc. and Regional Bell Operating Companies such as Southwestern Bell, Inc., all of which offer services and products competitive with the Company’s on the above factors, including offering their own pre-paid calling cards. Some providers, such as Vonage and Net2Phone offer VoIP services similar to what is offered by the Company.

Internationally, the competitive marketplace varies from region to region. In markets where the telecommunications marketplace has been fully deregulated, the competition continues to increase. Even a newly deregulated market allows new entrants to establish a foothold and offer competitive services relatively easily. Internationally, the Company’s competitors include both government-owned and incumbent phone companies and emerging competitive carriers. As consumers and telecommunications providers have come to understand the benefits that may be realized from transmitting voice over the Internet, a substantial number of companies have emerged to provide VoIP services. The principal competitive factors in the international market include: price, quality of service, distribution, customer service, reliability, network capacity, the availability of enhanced communications services and brand recognition.

Recent Events

The Company has entered into a key strategic partnership with China Unicom, the second largest carrier in China with greater than 90 million customers. The Company has also entered into a distribution agreement with Streamcast Networks, Inc., owners of Morpheus, Inc., for private labeling the Company’s products and services to their existing customers. Additionally, the Company has signed agreements with 12 international distributors in 45 countries and 16 domestic value added resellers and value added distributors domestically in the United States.

Products and Services

The Company’s products and services offered through i2 Delaware consist of i2 Delaware’s InternetTalker™ IAD and low cost long distance voice services pursuant to selected call plans. The InternetTalker™ IAD is a portable micro gateway that combines state-of-the-art chipset design with patent pending architecture and proprietary software to produce performance believed by the Company to exceed all previous VoIP gateway architectures. i2 Delaware uses highly optimized micro controllers and mixed signal integrated circuits, resulting in a very inexpensive and efficient communications platform. The Company believes that the quality of service issues common to previous VoIP designs (dropped calls, delays and echoes) have been greatly reduced. The Company’s state-of-the-art echo-canceling technology delivers sound quality comparable to a conventional phone call.

The InternetTalker™ IAD will initially enable users to:

•	make unlimited calls to other subscribers anywhere in the world using the customer’s existing phone (no new or special IP phone required), at no cost other than the initial cost of the InternetTalker™ IAD and the monthly subscription fee;

•	make long distance calls to people who use a normal telephone line using i2 Delaware’s least cost routing network that will provide competitive low cost long distance rates; and

•	make VoIP calls on the Company’s i2 Delaware micro gateway adapter.

The InternetTalker™ IAD is the size of a personal digital assistant and enables the user to make secure, worldwide phone calls over the Internet. As simple to install as a fax machine, broadband users simply connect their broadband Internet service to the InternetTalker™ IAD and plug in their regular phone. Dial-up customers adapt to the InternetTalker™ IAD through their personal computer. Customers then activate their account by visiting the Company’s website and are ready to make calls. A subscriber can make unlimited free calls to other subscribers located anywhere in the world for the cost of the InternetTalker™ IAD and a nominal monthly subscription fee. The subscriber can also make global long distance calls to people who use a standard telephone line through i2 Delaware’s least cost routing network at highly competitive long distance rates.

The Company will seek to introduce other enhanced services and products through its ongoing investment in research and development. The Company is attempting to develop wireless connectivity so that there will be no need for a physical wire connection for broadband connectivity. This would offer the user complete mobility within the home or office. The Company also is also seeking to provide cellular connectivity to the VoIP network through a personal microgateway.

Business Strategy

The Company’s primary objective is to become a leading low cost provider of domestic and international long distance communications services to small to middle market enterprises (“SMEs”), small office/home office (“SOHO”) users and individuals. The following is a summary of the key elements of the Company’s business and growth strategy:

•	Focus on markets with the highest long distance costs and Internet usage.

The Company seeks to focus on markets with the highest long distance communications costs and Internet usage. Management believes its dual broadband and dial-up capability will enable the Company to penetrate these target markets more effectively.

•	Utilize multi-tiered indirect distribution channels in international markets.

The Company intends to employ various distribution strategies in order to address its targeted international markets in an efficient manner. Based upon the individual characteristics of each market, the Company intends to leverage its relationships with telephone companies, major OEMs, cable companies, Internet Service Providers (“ISPs”) and distributors.

•	Utilize specific retail channels in the domestic market.

Due to the competitive nature of the market in the United States, the Company will seek to concentrate its sales and distribution efforts in a differentiated manner as compared to other VoIP providers using a micro gateway. The Company intends to leverage retail distribution through OEM agreements with large technology product manufacturers. The Company believes this distribution strategy will be an efficient means of targeting the SME and SOHO segments in the United States.

•	Seek OEM licensing opportunities.

The Company is actively seeking additional licensing agreements with large communications equipment suppliers that would not only pay licensing fees, but would also market the use of the Company’s network services to its customer base.

•	Control introduction of new products and services.

The Company believes it will be able to provide more innovative products on an expedited basis because, through i2 Delaware, it owns and controls its proprietary technology. i2 Delaware has many additional products in development, including (i) an integrated micro gateway with a router which incorporates a full featured router with the InternetTalker™ IAD, (ii) a wireless micro gateway which incorporates a wireless Ethernet Bridge card with the InternetTalker™ IAD and (iii) various wireless and cellular applications.

•	Outsource all elements of production and service delivery.

In order to reduce overhead and capital expenditure requirements, the Company intends to rely, as i2 Delaware did prior to the Merger, upon outsourcing with strategic partners.

Sales and Marketing

The Company’s sales and marketing efforts are primarily focused on international markets with an emphasis on Asia Pacific, Central and South America as well as Europe. The Company believes these markets have the highest cost of long distance service and thus provide the greatest opportunity for the Company to offer significant cost savings to end users. To reach the end user segment, the Company will utilize an indirect sales strategy that leverages strategic relationships with telephone companies, major OEMs, cable companies, ISPs and distributors.

Since the United States is the most price competitive market, the Company is targeting the domestic market through a differentiated approach of retail channels, agents and selected OEMs.

Customer Service

The Company’s customer support center is outsourced to Verso Technologies, Inc., which provides multi-lingual, 24/7 Tier 1 and Tier 2 support with established escalation procedures and associated response metrics. Tier 3 support will be maintained through the Company’s engineering office in California. The Company is endeavoring to be in a position to eventually offer 24/7 customer support services to further refine quality of service. Pursuant to its overall business strategy, the Company may elect to outsource this function in the future.

The Company has developed a website which serves as both a showroom and a customer information access point. The website is the cornerstone for domestic and international information retrieval, the service plans and call rates for specific countries as well as frequently asked questions. It also functions as a full e-commerce site through its ability to support provisioning, account set up, the addition of pre-paid minutes to accounts, account status and account inquiry.

The Company intends to implement a variety of methods in order to target online customers to visit its website and make a purchase. The Company expects banner advertisements on key portals or high traffic websites and search engines to provide the Company with a web presence. The Company intends to use qualified e-mail solicitations with limited time discounted offers and bargain deals to drive its message into the inbox of potential clients. An online marketing campaign will also be designed to create awareness and drive sales from the website.

Manufacturing

The Company outsources the manufacturing of i2 Delaware’s InternetTalker™ IAD through Solectron Corporation in Shanghai, China. Solectron Corporation is one of the largest manufacturers of electronic products globally. The Company believes that is has negotiated a very favorable, low cost manufacturing contract that leverages Solectron Corporation’s purchasing power and global scale. The Company has also identified alternative sources of production.

Employees

As of February 26, 2004, the Company had 23 employees, of whom 15 are located at its headquarters in Boca, Raton Florida and 9 are located at its engineering facility in Redwood City, California. All of such employees provide services in connection with the operations of the Company’s subsidiary, i2 Delaware.

Item 2. Description of Property

The Company leases approximately 1,370 square feet in Dallas, Texas, which, until the Asset Sale in February 27, 2004, served as the Company’s headquarters. Under such lease, the Company is obligated to pay rent of $2,340 per month until the lease terminates in October 31, 2005. In connection with the Asset Sale, the Company assigned this lease to InTransit Media. The Company’s future minimum lease obligations under the lease for the facility in Dallas, Texas are as follows:

December 31, 2004	$28,080
December 31, 2005	23,400
December 31, 2006	-0-
December 31, 2007	-0-
December 31, 2008	-0-

$51,480

i2 Delaware leases approximately 4,500 square feet in Boca Raton, Florida which, as of the Merger, serves as the Company’s headquarter operations, and approximately 6,000 square feet in Redwood City, California for i2 Delaware’s engineering center at monthly rents of $9,350 and $9,000, respectively. i2 Delaware is obligated under the lease for the facility in Boca Raton, Florida until it terminates on January 31, 2005. The lease for the facility in Redwood City, California is a month-to-month lease which i2 Delaware may terminate with appropriate notice. At the present time, the Company has no intentions of relocating i2 Delaware’s engineering facility and neither i2 Delaware nor the Company is obligated to enter into any additional lease with respect to the facility in Redwood City, California.

i2 Delaware also leases 5,000 square feet of office space in Atlanta, Georgia, at a monthly rent of $7,800 under a lease which terminates on July 31, 2005. i2 Delaware has subleased this space to an independent third party for a monthly rent of $7,800 under a sublease which expires on January 31, 2005.

Additionally, i2 Delaware leases approximately 100 square feet in Atlanta, Georgia for use by its Network Operations Center, at a monthly rent of $5,500 under a lease that terminates on October 31, 2006.

Future minimum lease obligations for i2 Delaware under all operating leases are as follows:

December 31, 2004	$263,944
December 31, 2005	101,061
December 31, 2006	61,290
December 31, 2007	-0-
December 31, 2008	-0-

$426,295

The Company believes that its leased facilities are adequate to meet its current needs and that additional facilities are available to the Company if it determines such additional facilities are necessary.

Item 3. Legal Proceedings

From time to time, the Company may be involved in litigation with customers, vendors, suppliers and others in the ordinary course of business, and a number of claims may exist at any given time. All such existing proceedings are not expected to have a material adverse impact on the Company’s results of operations or financial condition. In addition, the Company, or its subsidiary, i2 Delaware, is a party to the proceedings discussed below.

On December 22, 2003, Darius Mostowfi, Teng Lew Lim, Fung Chee Lim and Teng Howe Lim, former stockholders of SuperCaller Community, Inc. (“SuperCaller”), filed a lawsuit against i2 Delaware in the United States District Court for the Northern District of California, San Francisco Division. The plaintiffs allege that i2 Delaware and certain of its affiliates and representatives deceived the plaintiffs into selling SuperCaller to i2 Delaware, among other things. A hearing is scheduled for May 13, 2004, with respect to a motion made by i2 Delaware to move the case to arbitration and to remove the plaintiffs’ counsel from the case, among other matters. Management believes the suit has no merit and plans to vigorously defend the lawsuit. As of April 9, 2004, the outcome of the lawsuit is unknown. Therefore, no loss or liability has been recorded in the financial statements.

On December 23, 2003, i2 Delaware filed a lawsuit against Sean McCann and others in Superior Court of the State of California, County of Los Angeles, Central District, for breach of contract, money due, fraud and negligent misrepresentation. i2 Delaware alleged that, in October 2003, it entered into an agreement to acquire VoIP subscribers from an entity which claimed to be a well-known file sharing service, and i2 Delaware paid $118,000 pending the execution of a definitive agreement. Upon the failure to execute a definitive agreement, the original agreement was terminated and all monies paid were to be returned to i2 Delaware. Upon the failure to return the amounts due, i2 Delaware filed a lawsuit to recover the amounts paid. On April 9, 2004, i2 Delaware received a summary judgment and is pursuing collection. For the year ended December 31, 2003, i2 Delaware recorded on its financial statements an expense of $118,000 as it believed the collection of this amount was uncertain. The Company concurs with this assessment.

On February 21, 2003, Naren Chaganti filed a lawsuit against i2 Delaware and others in the United States District Court, Eastern District of Missouri, St. Louis Division, to recover an amount allegedly due Mr. Chaganti for patent preparation and filings. Based on the present status of these litigation matters, management believes these matters will not ultimately have a material effect on the results of operations, financial position, or cash flows of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of 2003.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Common Stock is currently traded on the over-the-counter electronic bulletin board under the symbol “ITUI” and has traded under such symbol since March 5, 2004. From May 1988 until March 4, 2004, the Common Stock traded on the over-the-counter electronic bulletin board under the symbol “DIDA”. The following table sets forth the high and low closing prices of the Common Stock for the periods indicated. The stock prices set forth below do not include adjustments for retail mark-ups, markdowns or commissions, and represent inter-dealer prices and do not necessarily represent actual transactions.

Period	High	Low
2002:
1st Quarter	$0.17	$0.06
2nd Quarter	0.18	0.08
3rd Quarter	0.10	0.06
4th Quarter	0.15	0.06
2003:
1st Quarter	$0.15	$0.06
2nd Quarter	0.15	0.06
3rd Quarter	0.11	0.05
4th Quarter	0.16	0.06

The Company has never paid cash dividends on its Common Stock, and currently intends to retain earnings, if any, for use in the operation of its business and therefore does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

As of April 1, 2004, the Company had approximately 300 holders of record of its Common Stock.

In connection with the Merger, the Company issued to the former stockholders of i2 Delaware 5,160,722 shares of Common Stock, 22,500 shares of the Company’s preferred stock series A-1, no par value per share (the “Preferred Stock Series A-1”), 30,600 shares of the Company’s preferred stock series A-2, no par value per share (the “Preferred Stock Series A-2”), 135,000 shares of the Company’s preferred stock series B, no par value per share (the “Preferred Stock Series B”), and 100,000 shares of the Company’s preferred stock series C, no par value per share (the “Preferred Stock Series C”). Such shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption set forth in Section 4(2) of the Securities Act (“Section 4(2)”). The Company based such reliance upon factual representations made to the Company concerning such stockholders’ investment intent and sophistication, among other things.

In February 2004, the Company issued to Donald F. Scott, James F. Biagi, Jr., and Robert F. Hussey, each a director of the Company, 250,135 shares of Common Stock, 250,134 shares of Common Stock and 250,134 shares of Common Stock, respectively, as payment for board fees for 2003 and 2004 and in recognition of extraordinary services rendered by them to the Company during 2003 and 2004. Such shares were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) and Regulation D promulgated to Section 4(2) (“Regulation D”). The Company based such reliance upon factual representations made to the Company concerning such directors’ investment intent, sophistication and status as an “accredited investor” as that term is defined in Rule 501 of Regulation D, among other things.

In February 2004, the Company issued to Richard J. Boeglin, then the Company’s Vice President of Finance and Operations and Chief Financial Officer, 25,000 shares of Common Stock and to Susan E. Hassel, then the Company’s Vice President of Sales, 25,000 shares of Common Stock. Such shares were issued in recognition of extraordinary services rendered by Mr. Boeglin and Ms. Hassel to the Company in 2003. Such shares were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations made to the Company concerning such officers’ investment intent, sophistication and status as an accredited investor, among other things.

In March 2004, the Company issued to Howard Parker 369,019 shares of Common Stock in connection for services rendered to the Company in connection with the Merger, pursuant to that certain Finder’s Fee Agreement dated as of January 30, 2004, between the Company and Mr. Parker. Such shares were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations made to the Company concerning such officers’ investment intent, sophistication and status as an accredited investor, among other things.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Overview

During 2003 and 2002, the Company generated revenue in the out-of-home advertising industry through its Transit Network operation, which sold advertising on its digital information network. During 2003, the Transit Network’s digital information network consisted of a network of computerized electronic displays that delivered information, both text and graphics, to riders on-board public transit vehicles, utilizing an FM subcarrier signal to transmit the data. During 2003, The Transit Network operated its digital information network on the DART bus and rail system.

On February 26, 2004, a wholly-owned subsidiary of the Company merged with and into i2 Delaware, whereby i2 Delaware became a wholly-owned subsidiary of the Company. In connection with the Merger, the former stockholders of i2 Delaware became entitled to receive shares of the Company’s Common Stock and Preferred Stock constituting up to 88.44% of the Company’s voting securities, assuming the issuance of all contingent consideration which such stockholders may become entitled to receive pursuant to the Merger Agreement upon the outcome of certain pending litigation against i2 Delaware.

On February 27, 2004, the Company consummated the Asset Sale whereby it sold substantially all of its operating assets relating to the operation of The InTransit Network to InTransit Media in exchange for InTransit Media assuming certain liabilities and obligations relating to such assets.

On March 5, 2004, the Company changed its name from “Digital Data Networks, Inc.” to “i2 Telecom International, Inc.” and changed its ticker symbol on the over-the-counter electronic bulletin board from “DIDA” to “IUTI”.

As a result of the Merger and the Asset Sale, all of the operations of the Company now consist of the operations of its wholly-owned subsidiary, i2 Delaware. i2 Delaware is a low-cost telecommunications service provider employing next-generation VoIP technology with operations based in Boca Raton, Florida, Atlanta, Georgia, Redwood City, California, Malaysia and China. For a description of the Company’s business as currently conducted, see the section of this Annual Report titled “Item 1. Description of the Business”.

The audited financial statements for i2 Delaware as of and for the period ended December 31, 2003 are included elsewhere in this Annual Report.

Results of Operations

2003 Compared to 2002

The Company’s revenues increased from $698,000 to $753,000 during the year ended December 31, 2003, as compared to the prior year. Due to increased demand, transit advertising increased as the result of a $49,000 increase in electronic media and interior card revenue and a $17,000 increase in Marquee Headliner revenue, offset by an $11,000 decrease in truckside advertising revenue.

Total operating expenses decreased from $840,000 to $725,000 in 2003 as compared to 2002. Direct operating costs decreased from $235,000 to $185,000 primarily due to non-recurring subcarrier changeover costs incurred in 2002, while salaries and related expenses were relatively unchanged, decreasing slightly from $359,000 to $354,000. Marketing, general and administrative expenses decreased from $246,000 to $186,000, primarily the result of a reserve for uncollectibility of receivables recorded in 2002. As a result of the increase in revenues and decrease in expenses, net income was $21,000 for 2003 as compared to a $151,000 net loss for 2002.

The provision for income taxes that would otherwise have been recorded relating to income before tax of $21,000 for the year ended December 31, 2003, which approximates $7,000, was offset in full by a decrease in the deferred tax asset valuation allowance. The Company continues to record a valuation allowance for the full amount of deferred income taxes, which would otherwise be recorded for tax benefits relating to operating losses, as realization of such deferred tax assets cannot be determined to be more likely than not.

Financial Condition, Liquidity and Capital Resources

For the years ended 2003 and 2002, the Company’s net cash provided by operating activities for 2003 was $29,000 as compared to $35,000 provided by operating activities during 2002. The decrease in cash provided by operating activities resulted primarily from decreases in accounts payable in excess of decreases in the prior year. There was no net cash used by investing activities in 2002 or 2003, as there were no capital expenditures in either period. Financing activities used cash of $27,000 in 2003 as compared to cash provided of $4,000 during 2002. Proceeds from exercise of stock options provided cash of $10,000 in 2003 as compared to $54,000 provided in 2002 from sale of Common Stock and exercise of stock options. Principal payments on the Company’s note payable to DART decreased in 2003 compared to 2002 as a result of an extension of repayment terms of such note in connection with the extension, in October 2002, of the Company’s contract with DART through October 2005. As a result of the extension of the prepayment terms of the note, the Company is obligated to pay under the note monthly payments of $4,067, and an interest rate of 12% per annum. Future principal payments due under the note are $29,000 in 2004 and $39,000 in 2005. All payment obligations under the note to DART were assumed by InTransit Media in connection with the Asset Sale.

The Company has no current commitments or obligations for future capital expenditures. A summary of the Company’s debt and lease obligations at December 31, 2003 are as follows:

	Obligations payable in
	Less than 1 year	1 to 3 years	Total
Debt	$44,000	$36,000	$80,000
Leases	80,000	54,000	134,000

	$124,000	$90,000	$214,000

The Company has experienced net losses and negative cash flows from operations and has an accumulated deficit at December 31, 2003 of approximately $13.7 million and a negative working capital position. The ability of the Company to generate positive cash flows from operations and net income, is dependent, among other things, on market conditions, the recovery of recorded assets, cost control, identifying and securing additional revenue sources, and the Company’s ability to raise capital under acceptable terms. As noted in an explanatory paragraph in the Report of the Independent Certified Public Accountants on the Company’s consolidated financial statements for the year ended December 31, 2003, included elsewhere in this Annual Report, these conditions raised substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies

The policies identified below are considered as relatively critical to the Company’s business operations in 2003 and 2002 and the understanding of the Company’s results of operations for 2003 and 2002. The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout the section of this Annual Report titled “Item 6. Management’s Discussion and Analysis or Plan of Operation” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Financial Statements of the Company for the year ended December 31, 2003 included elsewhere in this Annual Report. Preparation of this Annual Report requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”), as amended by SAB No. 101A and No. 101B. SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured. Determination of criteria (iii) and (iv) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. The Company has concluded that its revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 101.

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

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position or results of operation.

In November 2002, the FASB issued Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, an Interpretation of FASB Statement Nos. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“Interpretation No. 45”). This interpretation expands on the existing accounting guidance and disclosure requirements for most guarantees. It requires that at the time a company issues a guarantee, the company must disclose that information in its interim and annual financial statements. The provisions for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not believe Interpretation No. 45 will have a material impact on its results of operation, financial position or cash flows.

Quantitative and Qualitative Disclosure about Market Risk

The Company believes that it does not have any material exposure to interest or commodity risks. The Company does not own any derivative instruments and does not engage in any hedging transactions.

Item 7. Financial Statements

The financial statements required to be filed with this Annual Report are listed on the “Index to Financial Statements” on page F-1 hereof.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On April 22, 2003, the Company dismissed BDO Seidman, LLP as its independent certified public accountants. The Company’s Audit Committee and Board of Directors participated in and approved the decision to change independent accountants.

The reports of BDO Seidman, LLP on the consolidated financial statements for the years ended December 31, 2002 and 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except that these reports contained an explanatory paragraph regarding uncertainty as to the Company’s ability to continue as a going concern.

In connection with its audits for the years ended December 31, 2002 and 2001 and through April 22, 2003, there have been no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused them to make reference thereto in their report on the consolidated financial statements for such years.

During the years ended December 31, 2003 and 2002 and through April 22, 2003, there have been no reportable events (as defined in Regulation S-B Item 304 (a) (1) (v) ).

The Company engaged Killman, Murrell & Company P.C. as its new independent accountants as of April 22, 2003. During the two most recent years and through April 22, 2003, the Company has not consulted with Killman, Murrell & Company P.C. regarding the application of accounting principles to a specified transaction, either completed or proposed, that was an important factor considered in reaching a decision on an accounting, auditing or financial reporting issue, or the type of audit opinion that might be rendered on the Company’s financial statements, or any matter that was the subject of either a disagreement or a reportable event.

Item 8A. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this Annual Report, the Company’s controls and procedures are effective in alerting them on a timely basis to material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic filings under the Exchange Act.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Offices

Set forth below is certain information, as of April 1, 2004, concerning each of the directors and executive officers of the Company. Each of the individuals listed as a director below shall serve as a director of the Company until the Company’s next annual meeting of shareholders and until their successors have been elected and qualified, or until their resignation, death or removal.

Name	Age	Position

Paul R. Arena	45	Director, Chief Executive Officer, Chairman of the Board and Secretary

James F. Biagi, Jr.	47	Director

Douglas F. Bender	53	Senior Vice President of Sales and Marketing and Senior Vice President of Business Development

Mark A. Bridges	37	Vice President—Network Operations

David C. Burns	42	Vice President—Finance

Robert F. Hussey	54	Director

Jerry A. Lumpkin	46	Senior Vice President—Americas Sales

Terry L. Palmeter	58	Vice President—Operations

Frederick L. Scherle	50	Senior Vice President Marketing

Donald B. Scott	49	Director

Ronald L. Roswell, Jr.	41	Chief Information Officer and Vice President

Ronald L. Roswell	64	Chief Financial Officer, Vice President and Treasurer

Anthony F. Zalenski	60	President and Chief Operating Officer

Certain additional biographical information concerning the individuals named above is set forth below.

Paul R. Arena has served as a director, Chief Executive Officer, Chairman of the Board and Secretary of the Company since February 26, 2004. Mr. Arena was the founder and has also served as Chairman of the Board and Chief Executive Officer of i2 Delaware since its inception in February 2002. From April 2000 to the present, Mr. Arena has been engaged as Chairman and Chief Executive Officer of AIM Group, Inc., a personal holding company specializing in materials for the wire and cable industry. In July 1994, Mr. Arena founded Cereus Technology Partners, Inc. (“Cereus”), a publicly traded technology company. Mr. Arena served as Chairman and Chief Executive Officer of Cereus and its predecessor companies from May 1991 to April 2000. From June 1990 to May 1991, Mr. Arena was a financial business consultant. From February of 1988 to January 1990, he was a Senior Vice President and partner of Gulfstream Financial Associates, Inc., a subsidiary of the Kemper Group, Inc.

James F. Biagi, Jr. has served as a director of the Company since 1988. Mr. Biagi also served as Secretary of the Company from 1988 until February 26, 2004. Mr. Biagi is a practicing attorney in Seattle, Washington, and has been a principal of the law firm Monahan & Biagi since March 1996. Prior to Monahan & Biagi, Mr. Biagi practiced law at the firm Monahan & Robinson since 1989, where he has specialized in tax, corporate and securities matters.

Douglas F. Bender has served as Senior Vice President of Sales and Marketing and Senior Vice President of Business Development of the Company since February 26, 2004. Mr. Bender has also served as General Manager and Senior Vice President—Business Development of i2 Delaware since November 2002, where Mr. Bender is responsible for i2 Delaware’s California operations, which includes the engineering and manufacturing operations. Prior to joining i2 Delaware, Mr. Bender was one of the co-founders of RealVue Simulation Technologies Inc., a developer of run-time simulation products for industrial and manufacturing companies. From 2000 to 2002, Mr. Bender co-founded and developed the initial concepts for a software start-up venture that was integrated into what is now SoftMountain Inc. From January 1999 to October 19999, Mr. Bender served as Vice President of Engineering at Splash Technology Inc. From 1992 to January 1999, Mr. Bender served as Vice President of Engineering and Operations for Western Development Laboratories, Inc., a Division of Loral Corporation, which was acquired by the Lockheed Martin Corporation in 1996.

Mark A. Bridges has served as Vice President—Director Network Operations since February 26, 2004. Mr. Bridges has also served as Director—Network Operations of i2 Delaware since January 2003. From 2001 to 2003, Mr. Bridges was a member of the technical staff at Lucent Technologies Inc., developing the SIP (Session Initiation Protocol) for the Lucent Softswitch. From 2000 to 2001, Mr. Bridges was Director of Software Engineering for Fiberspans Corporation, developing a mini-DSLAM for the Telco marketplace. From January 2000 until December 2000, Mr. Bridges served as Director of Intelligent Network Service and a member of the Architecture team at Z-Tel Technologies Inc. From 1998 to 1999, Mr. Bridges served as an AIN consultant for Nortel Networks Corporation and worked on Class-5 feature development for Siemens AG.

David C. Burns has served as Vice President of Finance of the Company since March, 2004. From 2000 to 2002, Mr. Burns served as Managing Partner and Chief Financial Officer of Tego Communications, Inc., an in-building wireless infrastructure firm. From 1997 to 2000, Mr. Burns served as Managing Director of Mergers and Acquisitions of SBA Communications, Inc., a wireless communications infrastructure company. From 1990 to 1994, Mr. Burns worked at Goldman Sachs, Inc., a New York based investment bank. Mr. Burns started his career with Ernst and Young LLP, a large public accounting firm. Mr. Burns is a cum laude graduate from the University of Tennessee, Knoxville, with a BS in accounting and holds an MBA from Vanderbilt University’s Graduate School of Business. Mr. Burns is also a Certified Public Accountant.

Robert F. Hussey has served as a director of the Company since November 1997. Mr. Hussey was President and CEO of MetroVision of North America, Inc., a niche cable television company, from February 1991 until April 1997, when the company was sold. Mr. Hussey has been a director of Vennworks since May 1993, Nur Macroprinters Ltd. since December 1997, New World Power since April 2000, Digital Lightwave since August 2000, H.C. Wainwright & Co. since July 2001 and Butler International, Inc. since July 2003.

Jerry Lumpkin has served as Senior Vice President- Americas Sales of the Company since February 26, 2004. Mr. Lumpkin has also served as Senior Vice President- Americas Sales of i2 Delaware since 2003. From 2002 to 2003, Mr. Lumpkin served as General Manager of the Goldmine brand and Senior Vice President of Marketing for FrontRange Solutions, Inc., a contact management software developer. From 1999 to 2002, Mr. Lumpkin served as Senior Vice President-Marketing for North America at Ingram Micro Inc., a Fortune 100 global wholesale information technology distributor, where he was responsible for global market and channel development, the channel-based eSolutions initiative, worldwide vendor relations, channel marketing strategies, business development and marketing communications. Mr. Lumpkin studied business management at the University of South Carolina—Spartanburg, and industrial engineering at Clemson University.

Terry L. Palmeter has served as Vice President – Operations of the Company since February 26, 2004. Mr. Palmeter has also served as Vice President—Operations of i2 Delaware since March 2003 following a prior consulting engagement with i2 Delaware. From 2001 to 2003, Mr. Palmeter served as Program Director of eLearning services for RealVue Simulation Technologies, where he was responsible for the ongoing development of technical and project methodologies to manage all phases of simulation production and customer interaction. From 1997 to 2001, he served as Vice President of IT Development for WorldCom International, Inc., where he was responsible for Pan European and Asia Pacific mission critical Siebel CRM, (Customer Relations Management), Order Entry/Order Management, Commercial and Interconnect Billing, OSS Operational Support Systems and financial support platforms. From 1996 to 1997, he provided Subject Matter Expert consulting services to EDS (Electronic Data Systems), Corporation and Korea Telecom in Seoul, South Korea. Mr. Palmeter founded Meridian Group Inc. in 1990 and managed that organization as President until 1996. Meridian Group provided consulting, facilities management, and billing services to long distance communications companies. Prior to 1990, Mr. Palmeter was Vice President of IT development for North American Telephone and was engaged in other communication management consulting activities.

Frederick L. Scherle has served as Senior Vice President of Marketing for the Company since February 2004. Mr. Scherle has also served as Senior Vice President of Marketing of i2 Delaware since August 2003. From 1995, until July 2003, Mr. Scherle was president and founder of Bravo! Marketing, Inc., an integrated marketing communications agency. From 1993 to 1995, Mr. Scherle was President of Kelly Micro Systems, a computer memory manufacturer. Between 1992 and 1993, Mr. Scherle was the Director of Technology Development for the State of Utah. Prior to 1992, Mr. Scherle held senior level marketing positions with Silicon Graphics, Inc., Computer Craft, Inc. and Software Techniques, Inc.

Donald B. Scott, Jr. has served as a director of the Company since March 1993. Mr. Scott served as the Chairman of the Board and Chief Executive Officer of the Company from July 1996 until February 26, 2004, and served as President of the Company from March 1993 until February 26, 2004. Mr. Scott also served as the Company’s Acting President from December 1992 through March 1993. Mr. Scott was previously a principal of Rutkowski, Erickson, Scott (“RES”), a consulting firm, from 1991 to July 1995. Prior to his association with RES, Mr. Scott was with Paine Webber in New York from 1987 to 1991.

Ronald L. Roswell has served as Chief Financial Officer, Vice President and Treasurer of the Company since February 26, 2004. Mr. Roswell has also served as Chief Financial Officer and Vice President of i2 Delaware since June 2002. From June 2000 to May 2002, Mr. Roswell was employed as a financial consultant. From August 1999 to May 2000, Mr. Roswell was the Chief financial Officer of Cereus. From 1998 to August 1999, Mr. Roswell served as Chief Financial Officer of Enterprise Solutions Group, Inc., an information technology-consulting firm founded in 1996 that was acquired by Cereus. Since 1986, Mr. Roswell has been the President and owner of Shenhill Enterprises, Inc., a financial consulting firm. From 1978 to 1986, Mr. Roswell was the President and owner of Better Thermal Units Insulation Company, and from 1969 to 1978, Mr. Roswell served as Vice President, Treasurer and General Manager of Cox Enterprises, Inc. Mr. Roswell is a Certified Public Accountant.

Ronald L. Roswell, Jr., has served as Chief Information Officer and Vice President of the Company since February 26, 2004. Mr. Roswell has also served as Chief Information Officer and Vice President of i2 Delaware since June 2002. Prior to joining i2 Delaware, Mr. Roswell served as Director of Business Operations for Verso Technologies, Inc. from July 1999 to August 2001. Mr. Roswell also served as the Southern U.S. Vice President and General Manager of Cereus and as President and founder of Enterprise Solutions Group Inc., an information technology-consulting firm. From 1993 to 1999, Mr. Roswell served as a controller for L’Angel Products Inc From 1991 to 1993, Mr. Roswell served as an audit and tax specialist for Arthur Andersen LLP. Mr. Roswell is a Certified Public Accountant.

Anthony F. Zalenski has served as President, Chief Operating Officer of the Company since February 26, 2004. Mr. Zalenski has also served as President, Chief Operating Officer and director of i2 Delaware since June 2002. From 2000 to 2001, Mr. Zalenski served as Chairman, Chief Executive Officer and President of SoftMountain, Inc., an enterprise software start-up company. From 1994 to 2000, Mr. Zalenski served as President and Chief Executive of Boca Research, Inc. From 1987 to 1994, Mr. Zalenski served as Corporate Vice President and Chief Operating Officer of Motorola UDS/ISG. Prior to Motorola, Mr. Zalenski was a founding member of Isacomm, a telecommunications startup, subsequently purchased by US Sprint.

There are no family relationships among any of the executive officers or directors of the Company, except that Ronald L. Roswell, the Company’s Chief Financial Officer, is the father of Ronald L. Roswell, Jr., the Company’s Chief Information Officer. No arrangement or understanding exists between any director and any other person pursuant to which the director was elected to serve as a director. To the best of the Company’s knowledge, (i) there are no material proceedings to which any director of the Company is a party, or has a material interest, adverse to the Company; and (ii) there have been no events of bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any of the directors or executive officers of the company during the past five years.

Audit Committee Financial Expert

The Board of Directors has determined that Robert F. Hussey, a director and a member of the Audit Committee, is an “audit committee financial expert” as such term is defined in Item 401(h) of Regulation S-B. Mr. Hussey meets the independence requirements of Sections 3.03.01(B)(2)(a) and (3) of the NYSE’s Listing Standard.

Pursuant to the regulations of the Securities and Exchange Commission (the “SEC”), a person who is determined to be an audit committee financial expert will not be deemed an expert for any purpose, including, without limitation, for purposes of Section 11 of the Securities Act, as a result of being designated or identified as an audit committee financial expert pursuant to Item 401 of Regulation S-B. Furthermore, the designation or identification of a person as an audit committee financial expert pursuant to Item 401 of Regulation S-B does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the Audit Committee or the Board of Directors in the absence of such designation or identification. Moreover, the designation or identification of a person as an audit committee financial expert pursuant to Item 401 of Regulation S-B does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

Code of Ethics

The Company has adopted a Code of Ethics and Conduct that applies to all of the Company’s employees, including the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. The Company shall provide to any person without charge, upon request, a copy of the Company’s Code of Ethics and Conduct. Such requests should be directed to the Secretary of i2 Telecom International, Inc. at 301 Yamato Road, Suite 2112, Boca Raton Florida 33431.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and all persons (“Reporting Persons”) who beneficially own more than 10% of the outstanding shares of Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company. Reporting Persons are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely upon a review of the copies of such forms furnished to the Company for the year ended December 31, 2003, and the information provided to the Company by Reporting Persons of the Company, no Reporting Person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis.

Item 10. Executive Compensation.

Director Compensation

As compensation for board fees and for rendering extraordinary service to the Company in 2003, in January 2004, the Company’s Board of Directors awarded each then-serving director of the Company, Donald B. Scott, James F. Biagi, and Robert F. Hussey, 100,000 shares of Common Stock.

Executive Compensation

The following table sets forth certain information regarding cash and non-cash compensation paid by the Company during each of the Company’s last three fiscal years to the Company’s Chief Executive Officer and the other most highly compensated executive officers of the Company whose annual compensation exceeded $100,000 during the fiscal year ended December 31, 2003 (the “Named Persons”).

Name and Principal Position	Annual Compensation			Long-Term Compensation Awards Securities Underlying Options
	Year	Salary	Bonus
Donald B. Scott, President(1)	2003 2002 2001	$-0- -0- -0-	$-0- 9,000 10,000	-0- -0- -0-

Richard J. Boeglin, V.P., Finance and Operations	2003 2002 2001	$107,511 103,539 104,667	$-0- 5,500 -0-	-0- -0- 20,000

Susan E. Hassel, V.P. Sales	2003 2002 2001	$146,376 140,860 139,088	$-0- 4,000 -0-	-0- -0- 20,000

(1)	Mr. Scott also received $9,000 and $10,000 as payment of board fees for services performed by him during 2002 and 2001, respectively, in his capacity as a director.

There were no options granted to, or exercised or held by, the Named Persons at December 31, 2003 or during the year then ended.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan

The Company did not have any options or warrants outstanding as of December 31, 2003.

Beneficial Ownership

The following table sets forth certain information with respect to the beneficial ownership of the Company’s Common Stock and all classes and series of its outstanding Preferred Stock as of April 1, 2004, by (i) each person or entity who is known to the Company to beneficially owns 5% or more of any class of the Company’s voting securities, (ii) each director, (iii) each Named Person, and (iv) all officers and directors of the Company as a group.

Name of Beneficial Owner	Common Stock Beneficially Owned (1) # / %	Preferred Stock Series A-1 Beneficially Owned (1) # / %	Preferred Stock Series A-2 Beneficially Owned (1) # / %	Preferred Stock Series B Beneficially Owned (1) # / %	Preferred Stock Series C Beneficially Owned (1) # / %
Paul R. Arena† ‡	1,129,617 / 12.0% (2)	1,350 / 6.0% (3)	540 / 1.8%	32,728 / 23.7% (4)	0 / —
James F. Biagi, Jr. †	405,080 / 4.3%	0 / —	0 / —	0/—	0 / —
Douglas F. Bender‡	120,070 / 1.3%	0 / —	0 / —	5,525 / 4.0% (5)	0 / —
Braswell Enterprises, L.P. (6)	564,590 / 6.0%	0 / —	900 / 2.9%	12,650 / 9.4%	5,000 / 5.0%
Mark A. Bridges‡	34,912 / *	0 / —	0 / —	2,081 / 1.5% (7)	0 / —
David C. Burns‡	0 / —	0 / —	0 / —	0/—	0 / —
Robert F. Hussey†	482,134 / 5.1%	0 / —	0 / —	0/—	0 / —
Bernard R. Kossar (8)	414,146 / 4.4%	2,700 / 12.0%	900 / 2.9%	10,834 / 8.0%	0 / —
Carol Kossar (9)	295,826 / 3.1%	1,800 / 8.0%	900 / 2.9%	7,739 / 5.7%	0 / —
Jerry A. Lumpkin‡	56,614 / *	0 / —	0 / —	1,481 / 1.1%	2,000 / 2.0% (10)
Terry L. Palmeter‡	14,341 / *	0 / —	0 / —	566 / * (11)	0 / —
Hubert Phipps	9,154 / *	0 / —	11,948 / 39.0%	239 / *	12,000 / 12.0%
Fredrick L. Scherle‡	79,259 / *	0 / —	0 / —	2,073 / 1.5%	0 / —
Donald B. Scott, Jr. †	375,344 / 4.0%	0 / —	0 / —	0/—	0 / —
Ronald L. Roswell, Jr. ‡	123,350 / 1.3%	0 / —	0 / —	3,227 / 2.4%	0 / —
Ronald L.Roswell ‡	125,890 / 1.3%	0 / —	0 / —	3,293 / 2.4%	0 / —
Anthony F. Zalenski‡	562,963 / 6.0%	0 / —	0 / —	17,110 / 12.5% (13)	0 / —
All executive officers and directors as a group (13 persons)	3,509,574 / 37.2%	1,350 / 6.0%	540 / 1.8%	68,084 / 49.6%	2,000 / 2.0%

†	Director of the Company
‡	Officer of the Company
*	Less than 1% of the issued and outstanding shares of class of securities.

(1)	Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of April 1, 2004, are treated as outstanding only when determining the amount and percentage owned by such individual or group. In accordance with SEC regulations, the percentage calculations are based on 9,426,586 shares of Common Stock, 22,500 shares of Preferred Stock Series A-1, 30,600 shares of Preferred Stock Series A-2, 135,000 shares of Preferred Stock Series B and 100,000 shares of Preferred Stock Series C outstanding as of April 1, 2004. Each share of Preferred Stock converts, subject to the effectiveness of an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of Common Stock to a number sufficient to permit the conversion of all outstanding shares of Preferred Stock, into Common Stock as follows: one share of Preferred Stock Series B converts into 62.710656832559200 shares of Common Stock; one share of Preferred Stock Series A-1 converts into 265.75209489446600 shares of Common Stock, subject to certain adjustments; one share of Preferred Stock Series A-2 converts into 221.46001394340400 shares of Common Stock, subject to certain adjustments; and one share of Preferred Stock Series C converts into 33.219011861808200 shares of Common Stock.
(2)	Includes 352 shares of Common Stock held by Mr. Arena’s wife and 31,703 shares of Common Stock held in a trust for the benefit of Mr. Arena’s children.
(3)	Includes 225 shares of Preferred Stock Series A-1 held by Mr. Arena’s wife.
(4)	Includes (i) 3,178 shares of Preferred Stock Series B issuable upon exercise of options exercisable within 60 days of April 1, 2004; (ii) 9 shares of Preferred Stock Series B held by Mr. Arena’s wife; and (iii) 829 shares of Preferred Stock Series B held in a trust for the benefit of Mr. Arena’s children.
(5)	Includes 2,384 shares of Preferred Stock Series B issuable upon exercise of options exercisable within 60 days of April 1, 2004.
(6)	Audrey L. Braswell and Ruth Braswell are general partners of Braswell Enterprises, L.P. Mr. Braswell is a director of i2 Delaware. The address of Braswell Enterprises, L.P. is 13600 Diamond Point Road, Yucaipa, California 92399.
(7)	Includes 1,168 shares of Preferred Stock Series B issuable upon exercise of options exercisable within 60 days of April 1, 2004.
(8)	Mr. Kossar is a director of i2 Delaware. Mr. Kossar’s address is 3100 S. Ocean Blvd., PH #705N, Palm Beach, Florida 33480.
(9)	Includes (i) 118,440 shares of Common Stock held by trusts for the benefit of Ms. Kossar’s children; (ii) 3,098 shares of Preferred Stock Series B Stock held by trusts for the benefit of Ms. Kossar’s children; and (iii) 900 shares of Preferred Stock Series A-1 held by trusts for the benefit of Ms. Kossar’s children. Ms. Kossar is the trustee of such trusts. Ms. Kossar’s address is 3100 S. Ocean Blvd., PH #705N, Palm Beach, Florida 33480.
(10)	Represents shares of Preferred Stock Series C owned jointly with Mr. Lumpkin’s wife
(11)	Includes 191 shares of Preferred Stock Series B issuable upon exercise of options exercisable within 60 days of April 1, 2004.
(12)	Mr. Phipps is a director of i2 Delaware. Mr. Phipps address is 34913 Whiskey Hills Lane, Route 611, Middleburg, Virginia 20118.
(13)	Includes 2,384 shares of Preferred Stock Series B issuable upon exercise of options exercisable within 60 days of April 1, 2004.

Item 12. Certain Relationships and Related Transactions

During the period June 1996 through July 1997, through advances and the payment of personal expenses, the Company’s then President, Chairman of the Board and Chief Executive Officer, Donald B. Scott, owed the Company approximately $42,000. The Company has been accruing interest at various rates on this amount over the years. The Company’s Board of Directors awarded Mr. Scott $20,000 for services performed as a director in 1999 (of which $10,000 was used to reduce his note with the Company), $10,000 was awarded for services performed as a director in 2000, $10,000 was awarded for services performed as a director in 2001 (which was used to reduce his note with the Company), and $9,000 was awarded for services performed as a director in 2002. As of December 31, 2003, the balance of Mr. Scott’s receivable was approximately $40,000, including accrued interest, which was fully reserved at December 31, 2003.

At December 31, 2003, the Company had a receivable from a director of the Company, Robert F. Hussey, in the amount of $71,925, pursuant to the terms of a 5% promissory note. The note was collateralized by shares of Common Stock owned by Mr. Hussey. During 2002, the Company recorded a reserve for uncollectibility for the full amount of the note and accrued interest. In March 2003, pursuant to an arrangement with Mr. Hussey, the Company’s Board of Directors awarded a $70,000 consulting fee (to be applied to the note, which had a balance at the time of this award of approximately $69,200) for services in finding a reverse merger candidate for the Company and consummating the reverse merger transaction prior to September 30, 2003. This arrangement was subsequently extended to September 30, 2004. Pursuant to the terms of the arrangement, if the Company did not consummate a reverse merger transaction by September 30, 2004, this $70,000 would become due and payable to the Company on such date. The Company consummated a reverse merger on February 26, 2004.

In February 2004, the Company issued the following shares of Common Stock to directors of the Company as payment for board fees for 2003 and in recognition of the extraordinary service rendered by such directors to the Company during 2003: (i) 100,000 shares of Common Stock to Donald B. Scott, a director and then executive officer of the Company; (ii) 100,000 shares of Common Stock to James F. Biagi, Jr., a director and then officer of the Company; and (iii) 100,000 shares of Common Stock to Robert F. Hussey, a director of the Company.

In February 2004, the Company also issued the following shares of Common Stock to certain executive officers of the Company in recognition of the extraordinary service rendered by such officers to the Company during 2003: (i) 25,000 shares of Common Stock to Richard J. Boeglin, then Vice President of Finance and Operations and Chief Financial Officer of the Company; and (ii) 25,000 shares of Common Stock to Susan E. Hassel, then Vice President—Sales of the Company.

In February 2004, the Company paid the following bonuses and issued the following shares of Common Stock to the directors of the Company as payment for board fees for January 2004 and in recognition of the extraordinary service to the Company rendered by such directors in 2004: (i) to Donald D. Scott, Jr., 150,135 shares of Common Stock and a $40,000 bonus; (ii) to James F. Biagi, Jr., 150,134 shares of Common Stock; and (iii) to Robert F. Hussey, 150,134 shares of Common Stock and a $70,000 bonus. These awards of stock and bonus were subject to the execution of the Merger Agreement. The bonuses awarded to Mr. Scott and Mr. Hussey were applied to the Mr. Scott’s and Mr. Hussey’s outstanding indebtedness to Company in full satisfaction thereof.

The Company believes that the foregoing transactions with its officers and directors were on terms no less favorable than could have been obtained from independent third parties.

Item 13. Exhibits, Lists and Reports on Form 8-K

(a) A list of the exhibits required by Item 601 of Regulation S-B to be filed as part of this Annual Report is shown on the “Exhibit Index” filed herewith.

(b) Since the beginning of the quarter ended December 31, 2003, the Company filed with the SEC the following:

(i)	on February 2, 2004, a Current Report on Form 8-K reporting under Item 5 thereof the execution of the Merger Agreement and the Asset Purchase Agreement and filing under Item 7 thereof the related exhibits;

(ii)	on March 12, 2004, a Current Report on Form 8-K reporting under Items 1 and 2 thereof the consummation of the Merger and the Asset Sale, filing under Item 7 thereof the related exhibits and filing under Item 7 thereof audited financial statements of i2 Delaware as of and for the period ended December 31, 2003, the Company’s unaudited Pro Forma Condensed Consolidated Balance Sheet as of December 31, 2003 and the Company’s Unaudited Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 2003 (the “Original Report”); and

(iii)	on April 7, 2004, Amendment No. 1 to Current Report on Form 8-K/A amending the Original Report to amend and restate Item 7 thereof.

Item 14. Principal Accountant Fees and Services

Audit Fees

Killman, Murrell & Company P.C. billed $17,500 for fiscal year 2003 and BDO Seidman LLP billed $31,000 for fiscal year 2002 for professional services rendered by such firms for the audit of the Company’s annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by such firms in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Killman, Murrell & Company P.C. billed $1,000 for fiscal year 2003 and BDO Seidman LLP billed $1,500 for fiscal year 2002 for assurance and related services by such firms that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services provided by Killman, Murrell & Company P.C. and BDO Seidman LLP include services rendered to the Company in connection with the Company’s transition in April 2003 to Killman, Murrell & Company P.C. as the Company’s independent auditors.

Tax Fees

Killman, Murrell & Company P.C. billed $3,800 for fiscal year 2003 and BDO Seidman LLP billed $3,000 for fiscal year 2002 for professional services rendered by such firms for tax compliance, tax advice and tax planning. These services provided by Killman, Murrell & Company P.C. include the preparation of the Company’s federal and state tax returns. These services provided by BDO Seidman LLP include the preparation of the Company’s federal tax return.

All Other Fees

Neither Killman, Murrell & Company P.C. nor BDO Seidman LLP provided any services to the Company during 2002 or 2003 that are not included in the above classifications. Consequently, neither firm billed the Company for any such services during 2002 or 2003.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company’s Audit Committee is required to pre-approve all audit and non-audit services performed by the Company’s independent auditors. The Company’s Audit Committee, however, has not adopted any general pre-approval policy with regard to specified audit or non-audit services which may be provided by the independent auditors, but requires that the Company’s Audit Committee grant specific pre-approval of each audit or non-audit service to be provided by the independent auditor before the independent auditor is engaged to render such service.

INDEX TO FINANCIAL STATEMENTS

The following financial statements, related notes and reports of independent auditors and certified public accountants are included herein on the pages indicated:

Killman, Murrell & Company P.C.

Certified Public Accountants

3300 N. A Street, Bldg. 4, Suite 200	1931 E. 37th Street, Suite 7	3051 West Commerce
Midland, Texas 79705	Odessa, Texas 79762	Dallas, Texas 75212
(432) 686-9381	(432) 363-0067	(972) 238-7776
Fax (432) 684-6722	Fax (432) 363-0376	Fax (972) 889-0109

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders

Digital Data Networks, Inc.

We have audited the accompanying consolidated balance sheet of Digital Data Networks, Inc. and Subsidiary (“the Company”) as of December 31, 2003 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Data Networks, Inc. and Subsidiary as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced net losses and negative cash flow from operations, and has an accumulated deficit and negative working capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Killman, Murrell & Company P.C.

Odessa, Texas

February 25, 2004

To the Board of Directors and Stockholders of

Digital Data Networks, Inc.

We have audited the accompanying consolidated balance sheet of Digital Data Networks, Inc. and its subsidiaries (“the Company”), as of December 31, 2002 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Data Networks, Inc. and its subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced net losses and negative cash flows from operations, and has an accumulated deficit of approximately $13.7 million and negative working capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

Seattle, Washington

March 12, 2003

DIGITAL DATA NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31
	2002	2003
Current assets
Cash and cash equivalents	$95	$97
Trade accounts receivable, net of allowance for doubtful accounts of $3,000 in 2002 and 2003	14	15
Prepaid expenses and other current assets	8	23
Receivables from officer and director, net of reserves (Note 7)	—	—

Total current assets	117	135
Equipment, net (Notes 3 and 4)	20	13
Other assets	1	1

Total assets	$138	$149

Current liabilities
Accounts payable	$64	$28
Accrued payroll and related	18	17
Deferred revenue	135	147
Other accrued liabilities	55	97
Current portion of notes payable (Note 4)	49	44

Total current liabilities	321	333
Notes payable, less current portion	68	36

Total liabilities	389	369

Commitments and contingencies (Notes 2, 9,10 and 12)	—	—
Stockholders’ deficit
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 10,000,000 shares authorized, 2,996,442 and 3,096,442 shares issued and outstanding	13,456	13,466
Accumulated deficit	(13,707)	(13,686)

Total stockholders’ deficit	(251)	(220)

Total liabilities and stockholders’ deficit	$138	$149

See accompanying notes to financial statements

DIGITAL DATA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in Thousands, Except Per Share Data)

	Years Ended December 31,
	2002	2003
Revenues	$698	$753

Expenses:
Direct operating costs	235	185
Salaries and related	359	354
Marketing, general and administrative	246	186

Total expenses	840	725

Income (loss) from operations	(142)	28

Other income (expense):
Interest expense	(13)	(7)
Investment income	4	—

Total other income (expense), net	(9)	(7)

Income (loss) before income taxes	(151)	21
Income tax benefit (provisions)	—	—

Net income (loss)	$(151)	$21

Net income (loss) per share – basic and diluted	$(0.06)	$0.01

Weighted average shares outstanding	2,522	3,082

See accompanying notes to financial statements

DIGITAL DATA NETWORKS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(in Thousands)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance, December 31, 2001	2,458	$13,403	$(13,556)	$(153)
Cancellation of shares in exchange for note receivable	(6)	(1)	—	(1)
Issuance of common stock for cash	200	16	—	16
Issuance of common stock upon exercise of stock options	344	38	—	38
Net loss	—	—	(151)	(151)

Balance, December 31, 2002	2,996	13,456	(13,707)	(251)
Issuance of common stock upon exercise of options	100	10	—	10
Net income	—	—	21	21

Balance, December 31, 2003	3,096	$13,466	$(13,686)	$(220)

See accompanying notes to financial statements

DIGITAL DATA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Thousands)

	Years Ended December 31,
	2002	2003
Cash flows from operating activities
Net income (loss)	$(151)	$21
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation and amortization	19	7
Reserve for receivables from officer and director	69	—
Decrease (increase) in accounts receivable	79	(1)
Decrease (increase) in prepaid expenses and other current assets	43	(15)
Increase (decrease) in accounts payable and other current liabilities	(30)	5
Increase in deferred revenue	11	12
Other	(5)	—

Net cash provided by operating activities	35	29

Cash flows from investing activities
Payments received on receivable from officer	30	—

Net cash provided by investing activities	30	—

Cash flows from financing activities
Proceeds from sale of common stock	16	—
Proceeds from exercise of stock options	38	10
Debt principal payments	(50)	(37)

Net cash provided (used) by financing activities	4	(27)

Net increase in cash and cash equivalents	69	2

Cash and cash equivalents
Beginning of year	26	95

End of year	$95	$97

See accompanying notes to financial statements

DIGITAL DATA NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 Description of Business and Summary of Significant Accounting Policies

Digital Data Networks, Inc. (“the Company” or “DDN”), a wireless, passenger communication and advertising company, is principally engaged in the operation of a “digital information network”, a network of computerized electronics message displays that deliver current news, information and advertising to riders on-board public transit vehicles. The digital information network consists of a series of electronic information displays utilizing digital radio transmission technology. The Company, incorporated in 1988, operates a digital information network in Dallas, Texas under the name “The Transit Network.” See also Note 12 – Subsequent Events regarding the sale of The Transit Network.

Principles of Consolidation—The consolidated financial statements of the Company include the accounts of its subsidiaries after elimination of intercompany balances.

Cash and Cash Equivalents—For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Equipment—Equipment is stated at cost. Depreciation is computed using the straight-line method over the shorter of estimated useful lives of the respective assets, typically three years, or remaining contract term.

Impairment of Long-Lived Assets—The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”. The Company evaluates its long-lived assets for financial impairment and continues to evaluate them as events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flows from an asset is less than its carrying value. In that event, a loss is recognized for the amount by which the carrying value exceeds the fair value of the long-lived asset. The Company has not recognized any impairment losses.

Income Taxes—The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires recognition of deferred income taxes to provide for temporary differences between financial reporting and tax basis of assets and liabilities. Deferred taxes are measured using enacted tax rates expected to be in effect in years in which temporary differences are expected to reverse. The Company continues to record a valuation allowance for the full amount of deferred income taxes, which would otherwise be recorded for tax benefits relating to operating losses, as realization of such deferred tax assets cannot be determined to be more likely than not.

Fair Value of Financial Instruments—Carrying amounts reported in the balance sheet for cash and cash equivalents, trade accounts receivable, notes receivable, other current assets, accounts payable and other accrued expenses approximate fair value because of their immediate or short-term nature. The fair value of debt approximates its carrying value because of its relatively near-term maturity date and recently negotiated terms.

Revenue Recognition—The Company records revenue over the contractual period which services are provided. To the extent payment is received in advance of the contractual period expiration, such prepaid amounts are recorded as deferred revenue until services are provided.

Stock-Based Compensation—SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended and interpreted, (“SFAS No. 123”) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related amendments and interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the common stock. If common stock options are repriced, the effects of changes in the common stock price are recognized as compensation expense in accordance with accounting for variable stock option plans. Had the Company accounted for stock-based compensation at fair value in accordance with SFAS No. 123, the pro forma financial statement effect on net income (loss) and net income (loss) per share would have been insignificantly different from actual amounts.

Net Income (Loss) Per Share—Basic “Earnings Per Share” (“EPS”) is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options. As options for approximately 183,000 shares of Company common stock at December 31, 2002 are antidilutive, only basic EPS is presented. There were no options outstanding at December 31, 2003.

Accounting Estimates—Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenues and expenses during reported periods. Actual results could differ from those estimates.

Recent Accounting Pronouncements—In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position or results of operation.

In November 2002, the FASB issued Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, an Interpretation of FASB Statement Nos. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“Interpretation No. 45”). This interpretation expands on the existing accounting guidance and disclosure requirements for most guarantees. It requires that at the time a company issues a guarantee, the company must disclose that information in its interim and annual financial statements. The provisions for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not believe Interpretation No. 45 will have a material impact on its results of operation, financial position or cash flows.

Note 2 Financial Condition, Liquidity and Going Concern

The Company has experienced net losses and negative cash flows from operations, and has an accumulated deficit at December 31, 2003 of approximately $13.7 million and a negative working capital position. The ability of the Company to generate positive cash flows from operations and net income, is dependent, among other things, on market conditions, the recovery of recorded assets, cost control, identifying and securing additional revenue sources, and the Company’s ability to raise capital under acceptable terms. These financial statements do not include any adjustments that might result from the outcome of these uncertainties. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. See also Note 12 – Subsequent Events.

Note 3 Equipment

Equipment consists of the following (in thousands):

	December 31,
	2002	2003
Equipment installed in public transit vehicles	$1,581	$1,581
Office equipment and other	24	24

	1,605	1,605
Accumulated depreciation	(1,585)	(1,592)

Equipment, net	$20	$13

Note 4 Contract with DART and Note Payable

The Company has a contract, as extended and amended, to provide services to Dallas Area Rapid Transit (“DART”) that includes a provision for a 4% royalty payable to DART on certain gross advertising receipts. Royalties paid to DART for the year ended December 31, 2002 and 2003 were $30,900 and $29,500, respectively.

Terms of the Company’s note payable to DART provided for monthly payments of $5,000, and interest at 12% per annum. In October 2002, the Company entered into a supplemental agreement with DART, which, among other things, extended the term of the contract to October 2005, and revised terms of the note payable to DART such that note payments were reduced and extended to October 2005, at which time the note will be fully paid. The note continues to accrue interest at 12% per annum, and is payable in monthly installments of $4,067. Future principal payments are $29,000 in 2004 and $39,000 in 2005. The Company’s equipment installed on DART public transit vehicles is pledged as collateral for the note.

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

Note 6 Common Stock and Stock Options

During 2002, the Company issued 200,000 shares of its common stock through private placements under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), in exchange for cash of $16,000 from one accredited investor.

During 1994, the Company adopted a Combined Incentive and Non-Qualified Stock Option Plan (the “1994 Plan”) which permits the issuance of options to acquire shares of the Company’s common stock. The 1994 Plan permits grants of incentive stock options to employees and of non-qualified stock options to employees, directors, consultants or independent contractors of the Company. The exercise price of incentive stock options shall not be less than the fair market value of the Company’s common stock at the date of grant. The exercise price of non-qualified stock options may be greater or less than the fair market value of the Company’s common stock at the date of grant. The duration of options shall be established by the Company’s Board of Directors, and shall not exceed ten years. During 1996, the Company adopted a Combined Incentive and Non-Qualified Stock Option Plan (the “1996 Plan”) with provisions similar to the 1994 Plan. The 1994 Plan and 1996 Plan reserve approximately 112,000 shares and 250,000 shares, respectively, of the Company’s common stock for grant and provides that terms of each award be determined by the Company’s Board of Directors. Prior to 1998, the Company granted approximately 323,000 options under the 1994 and 1996 Plans.

All stock options granted had an exercise price not less than the fair market value of the Company’s common stock on the date of grant. The following summarizes stock option activity during the two years ended December 31, 2003 and represent exercise prices as adjusted for repricings (thousands of shares):

	Shares	Exercise Price Per Share		Weighted Average Exercise Price
Outstanding at January 1, 2002	662	$ $	0.07 to 9.93	$1.16
Exercised	(344)	$ $	0.07 to 0.125	$0.10
Expired	(135)	$ $	0.25 to 8.94	$0.86

Outstanding at December 31, 2002	183	$ $	0.07 to 9.93	$3.08
Exercised	(100)	$ $	0.07 to 0.13	$0.10
Expired	(83)	$ $	0.09 to 9.93	$6.68

Outstanding at December 31, 2003	0

In January 2004, the Company issued 350,000 shares of its unregistered common stock to its directors and executive officers in consideration for services provided in 2003, and has recorded the estimated fair value of shares issued of $52,500, determined based upon the last transaction price on the date grant, as marketing, general and administrative expense and other accrued liabilities.

Note 7 Related Party Transactions

Included in receivables from officer and director at December 31, 2002 and 2003 is $68,427 and $71,925, respectively, due from Robert F. Hussey, a director of the Company, pursuant to terms of a 5% promissory note, which had an original principal balance of $100,000. The note is collateralized by shares of the Company’s common stock owned by the director. During 2002, the Company recorded a reserve for uncollectibility for the full amount of the note and accrued interest. In March 2003, pursuant to an arrangement with Mr. Hussey, the Company’s Board of Directors awarded Mr. Hussey a $70,000 consulting fee (to be applied to Mr. Hussey’s note, which had a balance at the time of this award of approximately $70,000) for his efforts in finding a reverse merger candidate for the Company and consummating a reverse merger transaction prior to September 30, 2003. This arrangement was subsequently extended to September 30, 2004. The merger was completed in February 2004 and the $70,000 was awarded and applied to Mr. Hussey’s note shortly after the closing of this merger. See Note 12 Subsequent Events.

Note 8 Income Taxes

The provision for income taxes that would otherwise have been recorded relating to income before tax of $21,000 for the year ended December 31, 2003, which approximates $7,000, was offset in full amount by a decrease in the deferred tax asset valuation allowance.

At December 31, 2002 and 2003, the Company had deferred tax assets of approximately $2.8 million, principally arising from net operating loss carryforwards. As management of the Company cannot determine that it is more likely than not that the Company will receive the benefit of these assets, a valuation allowance equal to the deferred tax asset has been established.

As of December 31, 2003, the Company had net operating loss carryforwards available to reduce future taxable income of approximately $8 million, which begin to expire in 2006. As a result of changes in stockholder ownership, utilization of net operating loss carryforwards could be subject to annual limitation.

Note 9 Operating Lease Commitments

The Company leases an FM subcarrier for transmission to electronic display signs located on-board public transit vehicles. Pursuant to an agreement expiring October 2005, the Company’s FM subcarrier lease requires monthly payments of $4,400. Also, the Company leases an office facility under an operating lease with monthly payments of approximately $2,200 expiring in October 2005. At December 31, 2003, future annual minimum lease payments for all leases total $80,000 in 2004 and $67,000 in 2005. Rent expense for 2002 and 2003 was $31,000 and $25,000, respectively.

Note 10 Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of such matters will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Note 11 Segment, Geographic and Significant Customer Information

During 2002, revenues from major customers exceeding 10% of total revenue included Parkland Hospital, Baylor Health Care System and Dallas County Community College District, accounting for approximately 25%, 20% and 15% of consolidated revenues, respectively. During 2003, revenues from major customers exceeding 10% of total revenue included four customers, Parkland Hospital, Baylor Health Care System, Dallas County Community College District and State Farm, which accounted for approximately 20%, 16%, 14% and 13% of consolidated revenues, respectively.

Note 12 Subsequent Events

On February 26, 2004, a wholly-owned subsidiary of the Company merged with and into i2 Telecom International, Inc., a Delaware corporation (“i2 Delaware”), and i2 Delaware survived the merger as a wholly-owned subsidiary of the Company (the “Merger”), pursuant to an Agreement and Plan of Merger dated as of January 30, 2004, among the Company, a newly-formed, wholly-owned subsidiary of the Company, i2 Delaware and certain stockholder of the Company and i2 Delaware signatory thereto (the “Merger Agreement”). i2 Delaware is a low-cost telecommunications service provider employing next-generation Voice over Internet Protocol technology with operations based in Boca Raton, Florida, Atlanta, Georgia, Redwood City, California, Malaysia and China. In connection with the Merger, the former security holders of i2 Delaware became entitled to receive shares of the Company’s common stock and/or preferred stock constituting up to 88% of the voting securities of the Company, assuming the issuance of all shares of the Company’s common stock and preferred stock constituting the contingent consideration which may be issued in accordance with the Merger Agreement upon the resolution of a certain legal proceeding pending against i2 Delaware. The shares of the Company’s common stock and preferred stock issued to i2 Telecom security holders in connection with the Merger have not been, and will not be, registered under the Securities Act of 1933, and may not be offered for sale or sold, absent registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

On February 27, 2004, the Company sold substantially all of its operating assets relating to the operation of The Transit Network to InTransit Media, Inc. (“InTransit Media”) in exchange for InTransit Media assuming certain obligations and liabilities related thereto pursuant to that certain Asset Purchase Agreement dated as of January 30, 2004, as amended by the First Amendment to the Asset Purchase Agreement dated as of February 26, 2004, between the Company and InTransit Media. The stockholders, officers and directors of InTransit Media were officers of the Company prior to the Merger.

As a result of the Merger and the Asset Sale, the Company’s operations now consist entirely of the operations of the Company’s wholly-owned subsidiary, i2 Delaware.

Further, in January 2004, the Company’s Board of Directors approved the issuance of an aggregate of 450,403 shares of the Company’s common stock to its three directors, subject to the signing of the Merger Agreement.

In addition, in January 2004, the Company’s Board of Directors approved the issuance, subject to the closing of the Merger, of up to 369,019 shares of the Company’s common stock to Howard Parker for services render to the Company by Mr. Parker in connection with the Merger, pursuant to the terms of a Finder’s Fee Agreement dated as of January 30, 2004, between the Company and Mr. Parker.

FREEDMAN & GOLDBERG
ERIC W. FREEDMAN MICHAEL GOLDBERG DAVID C. GRIEP JULIE A. CHEEK WILLIAM A. MARSHALL AMY S. JACKNOW GLORIA K. MOORE	CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
TRI-ATRIA
32255 NORTHWESTERN HIGHWAY, SUITE 298
FARMINGTON HILLS, MICHIGAN 48334
(248) 626-2400
FAX: (248) 626-4298

Independent Auditors’ Report

To the Board of Directors

i2 Telecom International, Inc. and Subsidiary

Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of i2 Telecom International, Inc. and Subsidiary (A Development Stage Enterprise) as of December 31, 2003 and 2002 and the related consolidated statement of operations, stockholders’ equity, and cash flows for the periods ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessment of the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of i2 Telecom International, Inc. and Subsidiary as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the periods ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

Respectfully,

/s/ Freedman & Goldberg
Freedman & Goldberg
Certified Public Accountants

Farmington Hills, Michigan

January 31, 2004

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

As of December 31, 2003 and 2002

ASSETS

	2003	2002
Current Assets
Cash	$671,421	$1,479
Accounts Receivable	146,738	-0-
Inventories	767,011	335,327
Prepaid Expenses and Other Current Assets	19,534	22,215

Total Current Assets	1,604,704	359,021

Property and Equipment, Net	830,296	91,137

Other Assets
Intangible Assets, Net of Accumulated Amortization of $215,660 and $-0-, respectively	3,072,287	3,198,289
Deposits	43,064	23,487

Total Other Assets	3,115,351	3,221,776

Total Assets	$5,550,351	$3,671,934

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

As of December 31, 2003 and 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	2003	2002
Current Liabilities
Accounts Payable and Accrued Expenses	$756,490	$753,033
Deferred Revenue	100,000	-0-
Notes Payable	350,000	350,000
Notes Payable-Related Parties	225,000	106,000

Total Current Liabilities	1,431,490	1,209,033

Stockholders’ Equity (Deficit)
Preferred Stock, $1.00 Par Value, 1,000,000 Shares Authorized, 59,000 Shares and -0- Shares Issued and Outstanding, respectively	59,000	-0-
Common Stock, $.001 Par Value, 10,000,000 Shares Authorized, 2,039,445 Shares and 1,945,853 Shares Issued and Outstanding, respectively	20,394	19,459
Restricted Share Units (Related to Common Shares) 239,481 and -0- Units Issued and Outstanding, respectively	718,443	-0-
Additional Paid-In Capital	10,177,041	4,223,272
Accumulated Deficit During The Development Stage	(6,856,017)	(1,501,409)

	4,118,861	2,741,322
Less: Notes Receivable from Stock Sales	-0-	(278,421)

Total Stockholders’ Equity (Deficit)	4,118,861	2,462,901

Total Liabilities and Stockholders’ Equity (Deficit)	$5,550,351	$3,671,934

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

From the Date of Inception (February 28, 2002) through December 31, 2003

	Cumulative From Inception February 28, 2002 to December 31, 2003	For the Year Ended December 31, 2003	From Inception February 28 to December 31, 2002
Revenue	$146,665	$146,665	$-0-

Cost of Revenue	412,213	395,251	16,962

Gross Profit (Loss)	(265,548)	(248,586)	(16,962)

General and Administrative Expenses	6,253,990	4,778,042	1,475,948

Loss From Operations	(6,519,538)	(5,026,628)	(1,492,910)

Other Income (Expense)
Interest Income	10,193	7,272	2,921
Interest Expense	(228,672)	(217,252)	(11,420)
Loss on Subscription List	(118,000)	(118,000)	-0-

Total Other Income (Expense)	(336,479)	(327,980)	(8,499)

Net Income (Loss)	$(6,856,017)	$(5,354,608)	$(1,501,409)

Weighted Average Common Shares:
Basic	1,791,651	1,937,829	1,542,329
Diluted	2,815,387	3,509,877	1,630,860
Earnings Per Common Share:
Basic	$(3.83)	$(2.76)	$(.97)
Diluted	$(2.37)	$(1.47)	$(.92)

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

From the Date of Inception (February 28, 2002) through December 31, 2003

	Preferred Stock Shares	Preferred Stock Par Value	Common Stock Shares	Common Stock Par Value	Restricted Units
Balance, February 28, 2002	-0-	$-0-	-0-	$-0-	-0-
Sale of common stock, at $.01/share	-0-	-0-	597,500	5,975	-0-
Sale of common stock, at $$2.00/share	-0-	-0-	835,000	8,350	-0-
Sale of common stock, at $5.00/share	-0-	-0-	190,000	1,900	-0-
Issuance of common stock, at $5.00/share, in Connection with Super- Caller acquisition	-0-	-0-	323,353	3,234	-0-
Payments received on notes receivable	-0-	-0-	-0-	-0-	-0-
Net Loss for the period ended December 31, 2002	-0-	-0-	-0-	-0-	-0-

Balance, December 31, 2002	-0-	-0-	1,945,853	19,459	-0-
Cancellation of notes Receivable	-0-	-0-	(39,750)	(397)	-0-
Sale of common stock, at $.01/share	-0-	-0-	60,000	600	-0-
Issuance of common stock, at $2.50 per share for payment of interest on convertible notes through July 1, 2003	-0-	-0-	25,260	252	-0-
Issuance of common stock, at $3.00/share for payment of interest on convertible notes through December 31, 2003	-0-	-0-	48,082	480	-0-
Conversion of convertible Notes	59,000	59,000	-0-	-0-	-0-
Payments received on notes receivable	-0-	-0-	-0-	-0-	-0-
Settlement of Stock Appreciation Rights	-0-	-0-	-0-	-0-	239,481
Net Loss for the year ended December 31, 2003	-0-	-0-	-0-	-0-	-0-

Balance, December 31, 2003	59,000	$59,000	2,039,445	$20,394	239,481

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

From the Date of Inception (February 28, 2002) through December 31, 2003

	Restricted Units Value	Additional Paid-In Capital	Accumulated Deficit	Notes Receivable From Stock Sales	Total
Balance, February 28, 2002	$-0-	$-0-	$-0-	$-0-	$-0-
Sale of common stock, at $.01/share	-0-	-0-	-0-	-0-	5,975
Sale of common stock, at $$2.00/share	-0-	1,661,650	-0-	(305,500)	1,364,500
Sale of common stock, at $5.00/share	-0-	948,100	-0-	-0-	950,000
Issuance of common stock, at $5.00/share, in Connection with Super-Caller acquisition	-0-	1,613,522	-0-	-0-	1,616,756
Payments received on notes receivable	-0-	-0-	-0-	27,079	27,079
Net Loss for the period ended December 31, 2002	-0-	-0-	(1,501,409)	-0-	(1,501,409)

Balance, December 31, 2002	-0-	4,223,272	(1,501,409)	(278,421)	2,462,901
Cancellation of notes Receivable	-0-	(79,103)	-0-	79,500	-0-
Sale of common stock, at $.01/share	-0-	-0-	-0-	-0-	600
Issuance of common stock, at $2.50 per share for payment of interest on convertible notes through July 1, 2003	-0-	62,898	-0-	-0-	63,150
Issuance of common stock, at $3.00/share for payment of interest on convertible notes through December 31, 2003	-0-	128,974	-0-	-0-	129,454
Conversion of convertible Notes	-0-	5,841,000	-0-	-0-	5,900,000
Payments received on notes receivable	-0-	-0-	-0-	19,412	19,412
Settlement of Stock Appreciation Rights	718,443	-0-	-0-	179,509	897,952
Net Loss for the year ended December 31, 2003	-0-	-0-	(5,354,608)	-0-	(5,354,608)

Balance, December 31, 2003	$718,443	$10,177,041	$(6,856,017)	$-0-	$4,118,861

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

From the Date of Inception (February 28, 2002) through December 31, 2003

	Cumulative From Inception February 28 to December 31, 2003	For the Year Ended December 31, 2003	From Inception February 28 to December 31, 2002
Cash Flows From Operations
Net Loss From Continuing Operations
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities	$(6,856,017)	$(5,354,608)	$(1,501,409)
Depreciation and Amortization	368,048	364,188	3,860
Interest Paid Via Issuance of Stock	192,604	192,604	-0-
Stock Compensation	897,952	897,952	-0-
(Increase) Decrease In:
Accounts Receivable	(146,738)	(146,738)	-0-
Inventories	(572,249)	(431,684)	(140,565)
Prepaid Expenses	(16,534)	2,681	(19,215)
Other Assets	(43,064)	(19,577)	(23,487)
Increase (Decrease) In:
Accounts Payable and Accrued Expenses	553,705	3,457	550,248
Deferred Revenue	100,000	100,000	-0-

Net Cash Used In Operating Activities	(5,522,293)	(4,391,725)	(1,130,568)

Cash Flows From Investing Activities
Equipment Purchases	(963,919)	(887,687)	(76,232)
Payments for Patents and Trademarks	(97,029)	(89,658)	(7,371)
Investment in Subsidiary	(1,239,422)	-0-	(1,239,422)

Net Cash Used In Investing Activities	(2,300,370)	(977,345)	(1,323,025)

Cash Flows From Financing Activities
Net Proceeds From Shareholder Loans	225,000	219,000	6,000
Process from Issuance of Convertible Notes	5,900,000	5,900,000	-0-
Proceeds From Notes Payable	100,000	-0-	100,000
Payment of Notes Payable	(100,000)	(100,000)	-0-
Issuance of Common Stock	2,321,076	600	2,320,476
Proceeds from Stock Notes Receivable	46,491	19,412	27,079
Cash From Subsidiary Acquired Via Stock Exchange	1,517	-0-	1,517

Net Cash Provided By Financing Activities	8,494,084	6,039,012	2,455,072

Increase (Decrease) in Cash	671,421	669,942	1,479
Balance, Beginning of Period	-0-	1,479	-0-

Balance, End of Period	$671,421	$671,421	$1,479

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

Note 1. Summary of Significant Accounting Policies

This summary of significant accounting policies of i2 Telecom International, Inc. and Subsidiary (the Company) is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

A.	Nature of Operations – The Company was incorporated under the laws of the State of Delaware on February 28, 2002. The Company, headquartered in Boca Raton, Florida, is a telecommunications service provider employing next generation Voice over Internet Protocol (“VoIP”) technology. The Company has proprietary patent pending technology that allows transmission of VoIP, connection to long distance public-switched telephone network (“PSTN”), and other enhanced communications services through an Internet Access Device (“IAD”).

The Company has targeted specific markets that are connected to the Internet. Customers will be supplied an i2 Telecom “IAD” micro gateway, which will enable them to: 1) make, at no cost other than the initial cost of micro gateway and the subscription fee, unlimited calls to other i2 Telecom subscribers – anywhere in the world using the customer’s existing phone (no new or special IP phone required); 2) make long distance calls to people who use a normal telephone line using the i2 Telecom least cost routing network that will provide competitive long distance rates; and 3) an “IAD” that works with either a broadband (DSL, Cable, etc.) or dial up service.

B.	Basis of Consolidation – The consolidated financial statements include the accounts of SuperCaller Community, Inc., a wholly owned subsidiary located in Redwood City, California. All significant intercompany accounts and transactions have been eliminated in consolidation.

C.	Revenues – The Company recognizes revenue from sale of its i2 Telecom “IAD” micro gateway at time of shipment. Revenues from per-minute charges and user fees are recognized as incurred by its customers.

D.	For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

E.	Inventories – Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis. Inventory classifications as of December 31, 2003 and 2002 consisted of the following:

	2003	2002
Raw Material	$200,325	$335,327
Work in Process	325,956	-0-
Finished Goods	240,730	-0-

	$767,011	$335,327

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2003 and 2002

Note 1. Summary of Significant Accounting Policies – (continued)

F.	Property, Equipment and Related Depreciation – Property and equipment are recorded at cost. Depreciation is computed by the straight-line method for financial and tax reporting purposes. Estimated lives range from five to ten years. When properties are disposed of, the related costs and accumulated depreciation are removed from the respective accounts and any gain or loss on disposition is recognized currently. Maintenance and repairs which do not improve or extend the lives of assets are expensed as incurred.

G.	Intangible Assets – The Company has capitalized certain costs related to registering a trademark and patent pending technology. These costs are being amortized on a straight-line basis over its estimated lives of twenty years and fifteen years, respectively.

H.	In accordance with SFAS No. 121, the Company reviews its long-lived assets, including property and equipment, goodwill and other identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The Company had no impairment of assets during the periods ended December 31, 2003 and 2002.

I.	Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

J.	Income Taxes – The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

K.	Research and Development Expenses – The Company expenses research and development expenses as incurred. Amounts payable to third parties under product development agreements are recorded at the earlier of the milestone achievement, or when payments become contractually due.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2003 and 2002

Note 2. Property and Equipment

The major components of property and equipment at December 31, 2003 and 2002 are as follows:

	2003	2002
Network Equipment	$136,677	$-0-
Office Equipment	84,160	24,638
Software	692,565	28,600
Lab Equipment	23,864	5,600
Furniture and Fixtures	50,109	40,851

	987,375	99,688
Less: Accumulated Depreciation	157,079	8,551

Net Property and Equipment	$830,296	$91,137

Depreciation charged to operations was $148,528 and $3,860 for the periods ended December 31, 2003 and 2002, respectively.

Note 3. Intangible Assets

Intangible assets at December 31, 2003 and 2002 consisted of the following:

Amortized Intangibles	Amortization Period	2003	2002
Patent Pending Technology	15 Years	$3,251,695	$3,198,289
Trademark	20 Years	36,252	-0-

		3,287,947	3,198,289
Accumulated Amortization		215,660	-0-

Balance, net		$3,072,287	$3,198,289

Amortization charged to continuing operations was $215,660 and $-0- for the periods ended December 31, 2003 and 2002, respectively.

Note 4. Notes Receivable From Stock Sales

Notes receivable from stockholders represent amounts owed to the Company by certain stockholders for the purchase of common stock of the Company. The notes call for a 3% interest rate and aggregate monthly payments of $4,000 being made through payroll deduction, generally over a 26-month period. During the year ended December 31, 2003, the Company suspended monthly payments as part of a compensation reduction plan. The common stock is being held as collateral for the notes. On December 31, 2003 all outstanding notes and accrued interest were cancelled as part of an agreement to cancel the Company’s outstanding Stock Appreciation Rights (See Note 13).

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2003 and 2002

Note 5. Notes Payable

Notes payable consist of three notes payable in the amounts of $50,000, $50,000 and $250,000, at interest rates of 8%, 6% and 6%, respectively, due to two individuals and one corporation who were previously affiliated with SuperCaller (see Note 11). The principal and all accrued interest are due and payable upon the Company obtaining certain levels of equity funding. These funding levels are expected to be met prior to December 31, 2004, therefore the entire $350,000 obligation is reported as a current liability.

Note 6. Notes Payable – Related Parties

As of December 31, 2003 and 2002 the Company owed $225,000 and $106,000, respectively to certain shareholders for various advances made to the Company. The advances are unsecured and due on demand.

Note 7. Issuance of Convertible Note Payable and Conversion to Preferred Stock

During the year ended December 31, 2003, the Company issued two separate series of 6% convertible notes payable totaling $5,900,000. The first issuance consisted of a total of $2,500,000 in notes convertible into the Company’s common stock, $.01 par value, at any time on the basis of $2.50 per share, subject to adjustment for any stock split, reverse stock split, stock dividend or similar transactions. The second issuance consisted of a total of $3,400,000 in notes convertible into the Company’s common stock, $.01 par value, at any time on the basis of $3.00 per share, subject to the same terms as the previous issuance.

On December 31, 2003, with the consent of all note holders, the Company converted all $5,900,000 of its convertible notes outstanding in exchange of 59,000 shares of its preferred stock, $1.00 par value, at a rate of 1 share of the Company’s preferred stock for every $100 of unpaid principal.

In addition, all accrued and unpaid interest was paid in shares of the Company’s common stock, $.01 par value, with each such share valued at the conversion price associated with the note. Total interest paid and shares of common stock issued were $191,872 and 73,342, respectively.

Note 8. Per Share Computation

Earnings per share have been calculated based on the weighted average number of shares outstanding.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2003 and 2002

Note 9. Income Taxes

The Company has incurred a net operating loss for federal income tax purposes of $4,668,223 and $1,329,755 in 2003 and 2002, respectively, which it has elected to carry forward, therefore the Company has not recorded any current tax accrual. Additionally, from the SuperCaller Community, Inc. acquisition the Company has a net operating loss carry forward of $160,599. The Company has total net operating loss carry forwards which expire as follows:

2022	$160,599
2023	6,194,907

$6,355,506

Deferred taxes are detailed as follows:

	2003	2002
Deferred Income Tax Assets
Net Operating Loss Available	$2,160,872	$506,720
Amortization of R&D Expenses	439,490	488,322
Accrued Expenses	244,271	57,930

	2,844,633	1,052,972
Valuation Allowance	2,844,633	1,052,972

Net Deferred Income Tax Asset	$-0-	$-0-

The valuation allowance is evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer required. Due to the above valuation allowance, the Company has not recorded any assets for deferred taxes as of December 31, 2003 and 2002.

Note 10. Supplemental Cash Flow Disclosures

Interest received and paid, income taxes paid and non-cash transactions incurred during the periods ended December 31, 2003 and 2002 was as follows:

	2003	2002
Interest Received	$7,237	$2,921

Interest Paid	4,711	9,106

Income Taxes	$-0-	$-0-

Non-Cash Transactions:
Stock purchase of Subsidiary	-0-	1,616,755
Cancellation of Stock Notes	79,500	-0-
Payment of Interest via Stock	192,605	-0-
Conversion of Debt to Stock	5,900,000	-0-
Cancellation of Stock
Appreciation Rights	897,952	-0-

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2003 and 2002

Note 11. Acquisition of Subsidiary

In June 2002, the Company invested in a technology development company called SuperCaller Community, Inc. (“SuperCaller”) of Mountain View, California and simultaneously entered into an exclusive worldwide marketing, manufacturing and distributions agreement with SuperCaller. On December 31, 2002, i2 Telecom completed the acquisition of SuperCaller by acquiring 100% of its outstanding common shares. The results of SuperCaller’s operations have been included in the consolidated financial statement since that date. SuperCaller possesses leading edge VoIP technology in the areas of telephony protocol engine, audio compression enhancement and echo cancellation. As a result of the acquisition, the Company expects its proprietary technology will provide meaningful competitive advantages as compared to the technology of other VoIP providers. It also expects to reduce costs through economies of scale.

The aggregate purchase price was $2,326,635, including cash of $600,000, common stock valued at $1,616,755, and transaction costs of $109,880. The value of the 337,962 common shares issued was determined based on the market price of i2 Telecom’s common shares over the 4-week period before and after the terms of the acquisition were agreed to.

The Company accounted for this acquisition using the purchase method of accounting. The estimated fair value of assets acquired and liabilities assumed at the date of acquisition was as follows:

Current Assets	$199,279
Property and Equipment	18,766
Proprietary Un-patented Technology	3,190,917

Total Assets	3,408,962

Current Liabilities	(1,082,327)
Long-Term Debt	-0-

Total Liabilities Assumed	(1,082,327)

Net Assets Acquired	$2,326,635

On a pro-forma basis, reflecting this acquisition as if it had taken place at the beginning of the respective periods, net revenues, net earnings (loss) and earnings (loss) per share for the periods ended December 31, 2003 and 2002 would have been as follows:

	2003	2002
Net Revenues	$-0-	$-0-

Net Loss	$(5,354,608)	$(3,643,964)

Net Loss per Share
Basic	$(2.76)	$(2.36)
Diluted	$(1.526)	$(2.23)

The above pro-forma results are not indicative of either future financial performance or actual results which would have occurred had the acquisition taken place at the beginning of the respective periods.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2003 and 2002

Note 12. Stock Options and Warrants

During 2002, the Company’s board of directors approved a stock option plan to officers, directors and certain key employees. Generally, the options vest based on the attainment of certain performance criteria set forth in the option agreements. In additions, the Company has issued stock warrants to key employees, consultants, and certain investors, with expiration dates of one-to-five years. The Company accounts for its stock option plan in accordance with the provisions of Account Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expenses are recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price, the intrinsic value method. Under SFAS 123, “Accounting for Stock-Based Compensation”, entities are permitted to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion 25 and provide pro forma net income (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosures required by SFAS 123. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123 and related interpretations.

Stock compensation expense is comprised of the amortization of deferred compensation resulting from the grant of stock options to employees at exercise or sale prices deemed to be less than fair value of the common stock at grant date, net of forfeitures related to such employees who terminated service while possessing unvested stock options, as these terminated employees have no further service obligations.

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS 123 had been applied for the periods ended December 31, 2003 and 2002.

	2003	2002
Net Loss, as reported	$(5,354,608)	$(1,501,409)
Add: Stock-based employee compensation expense attributable to common stock options	-0-	-0-
Less: Stock-based employee compensation expense attributable to common stock options determined under fair value based method	(87,384)	(20,172)

Net Loss, as Adjusted	$(5,441,992)	$(1,521,581)

Loss Per Share-Basic, as Reported	$(2.76)	$(.97)

Loss Per Share-Diluted, as Reported	$(1.47)	$(.92)

Loss Per Share-Basic, as Adjusted	$(2.81)	$(.99)

Loss Per Share-Diluted, as Adjusted	$(1.55)	$(.93)

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2003 and 2002

Note 12. Stock Options and Warrants - (continued)

The summary of the status of the Company’s stock option plan as of December 31, 2003 and 2002 and changes during the periods then ended is as follows:

	2003		2002
	Number of Options/ Warrants	Weighted Average Exercise Price	Number of Options/ Warrants	Weighted Average Exercise Price
Outstanding at Beginning of Period	1,584,609	$3.19	-0-	n/a
Options Granted	863,000	$3.19	1,175,000	$3.07
Warrants Granted	127,495	$2.40	409,609	$3.51
Exercised	-0-	-0-	-0-	n/a
Forfeited	(150,000)	$(3.00)	-0-	n/a

Outstanding at End of Period	2,425,104	$3.16	1,584,609	$3.19

Options Exercisable at End of Period	595,671	$3.30	225,000	$3.00
Weighted-average Fair Value of Options Granted During the Period		$.18		$.16

As of December 31, 2003, the range of option and warrant exercise prices for outstanding and exercisable options and warrants was $.01 to $5.00 with a weighted average remaining contractual life of 2.91 years.

Note 13. Stock Appreciation Rights and Restricted Share Units

In October 2002, the Company reduced compensation 25% for all executives of the Company. In November, the compensation of the Chief Executive Officer and President was further reduced to the minimum salary necessary to maintain group insurance coverage. To provide the Company executives the opportunity to restore this lost compensation at a future date a Stock Appreciation Rights Plan (Plan) was established effective October 1, 2002. The Plan provides that at the time the Company changes ownership or becomes a publicly held company (per specific provisions in the Plan), the Company executives receive in Company stock or cash the differential amount between the fair market value of the Company stock and the applicable initial value of their stock appreciation rights. For the period from October 1, 2002 through May 31, 2003, the conversion rate was $1.875 per each stock appreciation right for each $1.00 in reduced salary. Effective June 1, 2003, the conversion rate was amended to $3.00 per each stock appreciation right for each $1.00 in reduced salary. As of December 31, 2003 and 2002, this was a total aggregate salary reduction amount of $740,082 and $102,229, respectively.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2003 and 2002

Note 13. Stock Appreciation Rights and Restricted Share Units - (continued)

On December 31, 2003, the Company terminated its Stock Appreciation Plan and cancelled all outstanding rights granted. As consideration for the consideration of rights cancelled, each employee received restricted stock or cancellation their notes receivable (See Note 4) at rate of $3 per right. On December 31, 2003, the Company amended its 2002 Stock Option Plan to properly administer the granting of Restricted Stock. Under the amended plan, employees are granted restricted units without cost to the employee. Each restricted share unit awarded to a participant represents an unfunded, unsecured right, which is nontransferable except in the event of death, of the employee to receive one share of common stock, $.01 par value on the date specified in the grant. The restricted share units granted under the plan vest evenly over three years, with immediate vesting upon termination. Information with respect to restricted share units and stock appreciation rights as of December 31, 2003 and 2002 is as follows:

	2003	2002
Stock Appreciation Rights Granted	245,193	54,522
Stock Appreciation Rights Outstanding	-0-	54,522
Restricted Shares Granted	239,481	-0-
Weighted Average Fair Value of Shares	$3.00	n/a
Pre-Tax Compensation Expense Charged to Earnings, net of cancellations	$727,606	$170,381
Cancellation of Notes Receivable	$179,544	$-0-

Note 14. Deferred Compensation Plan

In September 2003, the Company instituted a second salary reduction plan whereas executives of the Company agreed to an additional decrease in salary. Under this plan, the company will repay the difference between the wages paid immediately prior to the start of the plan and their reduced salary plus 20% of the difference. The deferred amount is due at a time when the company becomes profitable. As of December 31, 2003, the amount of deferred compensation accrued was $143,184.

Note 15. Employee Benefit Plans

Employees are paid through a professional employment organization (PEO). The PEO is a co-employer with the Company. It carries and maintains the Company’s employee benefit programs such as health insurance, dental, disability, life insurance and 401K plan. The Company’s costs for these plans are imbedded in the fee charged by the PEO for payroll costs.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2003 and 2002

Note 16. Lease Obligation

The Company leases its headquarters facility in Boca Raton, Florida and engineering center in Redwood City, California.

In addition, the company still leases its office space in Atlanta, Georgia formerly used for its headquarters under a lease expiring in January 2005. In connection with the relocation of its headquarters to Boca Raton, the Company subleased the Atlanta space to a third-party tenant.

Total rents paid during the periods ended December 31, 2003 and 2002 were $215,789 and $46,971, respectively.

Future minimum lease obligations under all operating leases are as follows:

December 31, 2004	$263,944
December 31, 2005	31,017
December 31, 2006	-0-
December 31, 2007	-0-
December 31, 2008	-0-

$294,961

The above rental expenses will be offset by $46,500 and $3,875 in sublease rental income during the years ending December 31, 2004 and 2005, respectively.

Note 17. Development Stage Enterprises

The Company is a development stage enterprise in that planned principal operations have only recently begun and only insignificant amounts of revenue have occurred through December 31, 2003. Development stage activities in which the Company has been actively engaged include building a management team, financial planning, raising capital, research and development, establishing sources of supply, acquiring property and equipment and other operating assets, training personnel, developing markets, building a network operation center, and developing customer billing systems.

Because of the factors noted in the preceding paragraph, the Company incurred a net loss of $4,576,415 and $1,331,027 during the periods ended December 31, 2003 and 2002, respectively. These losses, as well as the uncertain conditions that the Company faces relative to its ongoing debt and equity fund-raising efforts, create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s success in its ability to obtain needed financing from its existing shareholders. The Company expects that if revenues and outside financing are inadequate to fund all the Company’s cash obligations through at least December 31, 2004, these financing requirements will be provided by one or more of its existing shareholders.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2003 and 2002

Note 18. Contingencies

As of December 31, 2003, the Company was a defendent in a lawsuit with former stockholders of its wholly-owned subsidiary, SuperCaller Community, Inc. (SC). The former stockholders have alleged the Company forced them to sell the SC. Management believes the suit has no merit and plans to vigorously defend the lawsuit. As of January 31, 2004 the outcome of the lawsuit is unknown. Therefore, no loss or liability has been recorded in the financial statements.

On June 30, 2003, the Company filed for arbitration against the former majority owner of SuperCaller Community, Inc. for liabilities exceeding the $400,000 threshold on September 17, 2002 as provided for in the purchase agreement. The excess liabilities that the Company claims amounts to $452,250 and is represented by 90,450 shares of the Company’s common stock that is being held in escrow by the escrow agent.

In October 2003, the Company entered into an agreement to acquire VoIP subscribers from a company claiming to be a well-known file sharing service and paid $118,000 pending the execution of a definitive agreement. Upon the failure to execute a definitive agreement, the original agreement was terminated and all monies paid were to be returned to the Company. Upon the failure to return the amounts due, the Company has filed a lawsuit to recover the amounts paid. As of January 31, 2003, the outcome of the lawsuit is unknown. During the year ended December 31, 2003, the Company has recorded an expense of $118,000 as collection of this amount is uncertain.

The Company had been named a defendant in a lawsuit regarding a disputed amount due for patent preparation and filings. Based on the present status of these litigation matters, management believes this will not ultimately have a material effect on the results of operations, financial position, or cash flows of the Company.

Note 19. Subsequent Events

On January 30, 2004, the Company entered into a definitive Agreement and Plan of Merger with Digital Data Networks, Inc. (DDN), a Washington corporation. Pursuant to the agreement, the Company and DDN Acquisition Corporation (a wholly-owned subsidiary of DDN) will be merged with and into the Company with the Company to survive the Merger as a wholly-owned subsidiary of DDN.

Under terms of the agreement, at the effective time of the Merger, the issued and outstanding shares of:

1.	The Company’s common stock, $.01 par value per share, shall be converted into the right to receive and aggregate of 5,160,722 shares of the DDN’s common stock, no par value per share and 135,000 shares of DDN’s preferred stock series B, no par value per share.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2003 and 2002

Note 19. Subsequent Events - (continued)

2.	The Company’s preferred stock series A-1, $1.00 par value per share shall be converted into the right to receive an aggregate of 22,500 shares of DDN’s preferred stock Series A-1, no par value per share.

3.	The Company’s preferred stock series A-2, $1.00 par value per share shall be converted into the right to receive an aggregate of 30,600 shares of the DDN’s preferred stock series A-2, no par value per share.

4.	The Company’s preferred stock series B, $1.00 par value per share shall be converted into the right to receive an aggregate of 100,000 shares of DDN’s preferred stock series C, no par value per share.

The Company anticipates the Merger will close by February 27, 2004.

DNN is a publicly traded company which generates advertising revenue in the out-of-home advertising industry through its Transit Network operation, which sells advertising on its digital information network. The Transit Network’s digital information network is a network of computerized electronic displays that delivers information, both text and graphics, to riders on-board public transit vehicles, utilizing an FM sub-carrier signal to transmit the data. The Transit Network currently operates its digital information network on the Dallas Area Rapid Transit bus and rail system.

On January 30, 2004, DDN entered into an Asset Purchase Agreement with a newly created entity owned by certain members of DDN’s management team. Pursuant to the agreement, DDN agreed to sell substantially all its operating assets relating to its digital information network in exchange for the new owner’s assuming certain liabilities and obligations relating to such assets. The closing of the Asset Purchase is subject to the closing of the above mentioned merger and the satisfaction or waiver of other closing conditions set forth in the agreement.

i2 Telecom International, Inc.

f/k/a Digital Data Networks, Inc.

Selected Unaudited Pro Forma Financial Data

The unaudited pro forma condensed consolidated balance sheet of i2 Telecom International, Inc., a Washington corporation formerly known as Digital Data Networks, Inc. (the “Company”), as of December 31, 2003 gives effect to the merger (the “Merger”) between i2 Telecom International, Inc., a Delaware corporation (“i2 Delaware”), and a newly-formed, wholly-owned subsidiary of the Company, pursuant to that certain Agreement and Plan of Merger dated as of January 30, 2004, among the Company, the newly-formed, wholly-owned subsidiary of the Company, i2 Delaware and certain stockholders of the Company and i2 Delaware signatory thereto (the “Merger Agreement”).

Under terms of the Merger Agreement, at the effective time of the Merger, all the issued and outstanding shares of:

1.	i2 Delaware’s common stock, $.01 par value per share, were converted into the right to receive an aggregate of 5,160,722 shares of the Company’s common stock, no par value per share, and 135,000 shares of the Company’s preferred stock series B, no par value per share;

2.	i2 Delaware’s preferred stock series A-1, $1.00 par value per share, were converted into the right to receive an aggregate of 22,500 shares of the Company’s preferred stock series A-1, no par value per share;

3.	i2 Delaware’s preferred stock series A-2, $1.00 par value per share, were converted into the right to receive an aggregate of 30,600 shares of the Company’s preferred stock series A-2, no par value per share; and

4.	i2 Delaware’s preferred stock series B, $1.00 par value per share, were converted into the right to receive an aggregate of 100,000 shares of the Company’s preferred stock series C, no par value per share.

In addition to the merger consideration described above, i2 Delaware’s stockholders as of the effective time of the Merger may become entitled to receive additional shares of the Company’s common stock and/or preferred stock aggregating 2,931,418 shares of the Company’s common stock on an as-if-converted into common stock basis, contingent upon the outcome of a certain legal proceeding to which i2 Delaware is a party.

Subsequent to the Merger, on February 27, 2004, the Company sold substantially all its operating assets relating to its digital information transit network to InTransit Media, Inc., a newly-formed entity owned by certain members of the Company’s former management (“InTransit Media”), in exchange for InTransit Media assuming certain liabilities and obligations relating to such assets (the “Asset Sale”). The Company’s unaudited pro forma condensed consolidated balance sheet as of December 31, 2003 gives effect to the Asset Sale as if it had occurred on such date.

The Company’s unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2003 gives effect to the Merger and the Asset Sale as if they occurred on January 1, 2003. The column “i2 Delaware” in the Unaudited Pro Forma Condensed Consolidated Statement of Operations gives effect to the revenues and expenses that were not included in the Company’s historical financial statements. The Merger and Asset Sale are being accounted for as a transfer and exchange between companies under quasi-reorganization accounting and are merely a change in legal organization and not a change in the entity. Therefore, all assets and liabilities are transferred at historical cost.

i2 Telecom International, Inc.

f/k/a Digital Data Networks, Inc.

Selected Unaudited Pro Forma Financial Data

The following unaudited pro forma financial data has been included as required by the rules and regulations of the Securities and Exchange Commission and is provided for comparative purposes only. The unaudited pro forma financial data presented is based upon the historical financial statements of the Company and the historical statement of operations of i2 Delaware and should be read in conjunction with such financial statements and related notes thereto.

The pro forma financial data is based upon assumptions and includes adjustments as explained in the notes to the unaudited pro forma condensed consolidated financial statements, and the actual recording of the transactions could differ. The unaudited pro forma financial data is not necessarily indicative of the financial results that would have occurred had the Merger and Asset Sale been effected on and as of the date indicated and should not be viewed as indicative of operations in future periods.

i2 TELECOM INTERNATIONAL, INC. f/k/a DIGITAL DATA NETWORKS, INC.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

As of December 31, 2003

(Dollars in Thousands)

	i2 Telecom International, Inc. f/k/a Digital Data Networks, Inc.	i2 Delaware	Pro Forma Adjustments Related to Merger (Note a)	Pro Forma Consolidated After Merger	Pro Forma Adjustments Related to Asset Sale (Note b)	Pro Forma Consolidated After Merger and Asset Sale
Current Assets
Cash	$97	$671	$0	$768	$(97)	$671
Accounts Receivables	15	147	0	162	(15)	147
Inventory	0	767	0	767	0	767
Prepaid Expenses	23	20	0	43	(20)	43

Total Current Assets	135	1,605	0	1,740	(135)	1,605

Net Furniture and Equipment	13	830	0	843	(13)	830

Other Assets
Intangible Assets	0	3,072	0	3,072	0	3,072
Other Assets	1	43	0	44	(1)	43

Total Other Assets	1	3,115	0	3,116	(1)	3,115

Total Assets	$149	$5,550	$0	$5,699	$(149)	$5,550

Current Liabilities
Accounts Payable and Accrued Expenses	$142	$756	$0	$898	$(142)	$756
Deferred Revenue	147	100	0	247	(147)	100
Notes Payable-Current Portion	44	350	0	394	(44)	350
Notes Payable-Related Parties	0	225	0	225	0	225

Total Current Liabilities	333	1,431	0	1,764	(333)	1,431
Long-Term Debt, Net of Current Portion	36	0	0	36	(36)	0

Total Liabilities	369	1,431	0	1,800	(369)	1,431

Stockholders’ Equity
Preferred Stock	0	59	(59)	0	0	0
Common Stock	13,466	20	(20)	10,755	220	10,975
			(2,711)
Restricted Shares	0	719	(719)	0	0	0
Paid In Capital		10,177	(10,177)	0	0	0
Accumulated Deficit	(13,686)	(6,856)	13,686	(6,856)	0	(6,856)

Total Stockholders’ Equity	(220)	4,119	0	3,899	220	4,119

Total Liabilities and Stockholders’ Equity	$149	$5,550	$0	$5,699	$(149)	$5,550

See accompanying notes to unaudited pro forma condensed consolidated financial data.

i2 TELECOM INTERNATIONAL, INC. f/k/a DIGITAL DATA NETWORKS, INC.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Year Ended December 31, 2003

(Dollars in Thousands)

	i2 Telecom International, Inc. f/k/a Digital Data Networks, Inc.	i2 Delaware	Pro Forma Adjustments Related to Merger (Note a)	Pro Forma Consolidated After Merger	Pro Forma Adjustments Related to Asset Sale (Note b)	Pro Forma Consolidated After Merger and Asset Sale
Income	$753	$146	$0	$899	$(753)	$146
Cost of Sales	185	395	0	580	(185)	395

Gross Profit	568	(249)	0	319	(568)	(249)
Operating Expenses	540	4,778	0	5,318	(540)	4,778

Income (Loss) From Operations	28	(5,027)	0	(4,999)	(28)	(5,027)
Other Expenses	(7)	(328)	0	(335)	7	(328)

Net Loss	$21	$(5,355)	$0	$(5,334)	$(21)	$(5,355)

Weighted Average of Shares Outstanding:
Basic	3,082			8,243		8,243
Diluted	3,082			32,454		32,454
Basic	$.01			$(.65)		$(.65)
Diluted	.01			(.16)		(.17)

See accompanying notes to unaudited pro forma condensed consolidated financial data.

i2 TELECOM INTERNATIONAL, INC. f/k/a DIGITAL DATA NETWORKS, INC.

NOTE TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL DATA

The unaudited pro forma financial data has been prepared to give effect to the Merger between a newly-formed, wholly-owned subsidiary of the Company and i2 Delaware. The column headed “i2 Delaware” in the Unaudited Pro Forma Condensed Consolidated Statement of Operations gives effect to the revenues and expenses that were not included in the Company’s historical financial statements. The unaudited pro forma condensed consolidated statements are not necessarily indicative of the results of the Company’s future operations.

The Merger and Asset Sale are being accounted for as a transfer and exchange between companies under quasi-reorganization accounting and are merely a change in legal organization and not a change in the entity. Therefore, all assets and liabilities are transferred at historical cost.

(a)	To record the Merger with i2 Delaware via issuance of common and preferred stock and restatement of the Company’s historical equity.

(b)	Reflects the transfer of substantially all of the Company’s operating assets relating to the Company’s digital information transit network to InTransit Media in exchange for the assumption by InTransit Media of certain liabilities and obligation relating to such assets. The statement of operations reflects the elimination of the portion operating income and expenses attributed to this business.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

i2 Telecom International, Inc.

Date: April 14, 2004	By: /s/ Paul R. Arena
Paul R. Arena
Chief Executive Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ Paul R. Arena Paul R. Arena	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 14, 2004

/s/ Ronald L. Roswell Ronald L. Roswell	Chief Financial Officer (Principal Accounting and Financial Officer)	April 14, 2004

/s/ James F. Biagi, Jr. James F. Biagi, Jr.	Director	April 14, 2004

/s/ Robert F. Hussey Robert F. Hussey	Director	April 14, 2004

/s/ Donald B. Scott Donald B. Scott	Director	April 14, 2004

EXHIBIT INDEX

Exhibit No.	Exhibit	Method of Filing
2.1	Agreement and Plan of Merger, dated as of January 30, 2004, between the Company, a wholly-owned subsidiary of the Company and i2 Telecom International, Inc., a Delaware corporation.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 2, 2004.

2.2	Asset Purchase Agreement, dated January 30, 2004, between the Company and InTransit Media, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on February 2, 2004.

2.3	First Amendment to Asset Purchase Agreement, dated February 26, 2004, between the Company and InTransit Media, Inc.	Incorporated by reference to Exhibit 2.3 to the Schedule 13D filed by Paul R. Arena on March 8, 2004 with respect to ownership of the Company’s securities.

3.1	Articles of Incorporation, as amended.	Filed herewith.

3.2	Bylaws, as amended.	Filed herewith.

10.1	Finder’s Fee Agreement dated January 30, 2004, between the Company and Howard Parker.	Filed herewith.

21.1	Subsidiaries of the Company	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer	Filed herewith.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer	Filed herewith.