Form 10QSB
period 2004-03-31
I2 TELECOM INTERNATIONAL INC
filed 2004-05-17
CIK 949371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number: 0-27704

i2 Telecom International, Inc.

(Exact Name of Small Business Issuer as Specified in its Charter)

Washington	91-1426372
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

301 Yamato Rd., Suite 2112 Boca Raton, FL 33431	(561) 994-5379
(Address of Principal Executive Offices)	(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of May 17, 2004, the registrant had 9,426,586 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,
	2004	2003
ASSETS
Current Assets
Cash	$792,889	$483,229
Accounts Receivable	243,023	-0-
Inventories	788,684	362,177
Prepaid Expenses and Other Current Assets	228,608	19,895

Total Current Assets	2,053,204	865,301

Property and Equipment, Net	841,584	579,152
Other Assets
Intangible Assets, Net of Accumulated Amortization of $270,308 and $53,497, respectively	3,033,964	3,178,984
Deposits	45,977	29,575

Total Other Assets	3,079,941	3,208,559

Total Assets	$5,974,729	$4,653,012

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,
	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Expenses	$949,839	$806,041
Deferred Revenue	101,329	-0-
Notes Payable-Current	350,000	350,000

Total Current Liabilities	1,401,168	1,156,041
Long-Term Debt – Notes Payable	-0-	2,250,000

Total Liabilities	1,401,168	3,406,041

Stockholders’ Equity (Deficit)
Preferred Stock, No Par Value, 1,000,000 Shares Authorized, 271,376 Shares and -0- Shares Issued and Outstanding, respectively	-0-	-0-
Common Stock, $.01 Par Value, 10,000,000 Shares Authorized, -0- Shares and 1,936,103 Shares Issued and Outstanding, respectively	-0-	19,361
Common Stock, No Par Value, 10,000,000 Shares Authorized, 8,884,272 Shares and -0- Shares Issued and Outstanding, respectively	11,968,252	-0-
Restricted Units	946,626	-0-
Additional Paid-In Capital	-0-	4,203,869
Accumulated Deficit During The Development Stage	(8,341,317)	(2,735,168)

	4,573,561	1,488,062

Less: Notes Receivable from Stock Sales	-0-	(241,091)

Total Stockholders’ Equity (Deficit)	4,573,561	1,246,971

Total Liabilities and Stockholders’ Equity (Deficit)	$5,974,729	$4,653,012

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	i2 Delaware Cumulative From Inception February 28, 2002 to March 31, 2004	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003
Revenue	$274,109	$127,444	$79,200
Cost of Revenue	585,596	173,383	189,017

Gross Profit (Loss)	(311,487)	(45,939)	(109,817)
General and Administrative Expenses	7,683,119	1,429,129	1,076,717

Loss From Operations	(7,994,606)	(1,475,068)	(1,186,534)

Other Income (Expense)
Interest Income	10,259	66	1,541
Interest Expense	(238,970)	(10,298)	(48,767)
Loss on Subscription List	(118,000)	-0-	-0-

Total Other Income (Expense)	(346,711)	(10,232)	(47,226)

Net Income (Loss)	$(8,341,317)	$(1,485,300)	$(1,233,760)

Weighted Average Common Shares:
Basic	4,349,710	6,212,247	4,387,820
Diluted	20,824,987	33,052,704	19,103,805
Earnings Per Common Share:
Basic	$(1.92)	$(.24)	$(.28)
Diluted	$(.39)	$(.04)	$(.06)
Weighted Average Common Shares:
Basic	4,349,710	6,212,247	4,387,820
Diluted	20,824,987	33,052,704	19,103,805

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	i2 Delaware Cumulative From Inception to March 31, 2004	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003
Cash Flows From Operations
Net Loss From Continuing Operations	$(8,341,317)	$(1,485,300)	$(1,233,759)
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Depreciation and Amortization	474,342	106,294	75,724
Interest Paid Via Issuance of Stock	192,604	-0-	-0-
Stock Compensation	897,952	-0-	-0-
(Increase) Decrease In:
Accounts Receivable	(243,023)	(96,285)	-0-
Inventories	(593,922)	(21,673)	(26,850)
Prepaid Expenses	(225,608)	(209,074)	2,320
Other Assets	(45,977)	(2,913)	(6,088)
Increase (Decrease) In:
Accounts Payable and Accrued Expenses	687,054	133,349	53,008
Deferred Revenue	101,329	1,329	-0-

Net Cash Used In Operating Activities	(7,096,566)	(1,574,273)	(1,135,645)

Cash Flows From Investing Activities
Equipment Purchases	(1,026,853)	(62,934)	(510,242)
Payments for Patents and Trademarks	(113,354)	(16,325)	(34,192)
Investment in Subsidiary	(1,239,422)	-0-	-0-

Net Cash Used In Investing Activities	(2,379,629)	(79,259)	(544,434)

Cash Flows From Financing Activities
Net Proceeds (Payments) From Shareholder Loans	-0-	(225,000)	(6,000)
Proceeds from Issuance of Convertible Notes	5,900,000	-0-	2,250,000
Proceeds From Notes Payable	100,000	-0-	(100,000)
Payment of Notes Payable	(100,000)	-0-	-0-
Issuance of Common Stock	2,321,076	-0-	-0-
Issuance of Preferred Stock	2,000,000	2,000,000	-0-
Proceeds from Stock Notes Receivable	46,491	-0-	17,829
Cash From Subsidiary Acquired Via Stock Exchange	1,517	-0-	-0-

Net Cash Provided By Financing Activities	10,269,084	1,775,000	2,161,829

Increase (Decrease) in Cash	792,889	121,468	481,750
Balance, Beginning of Period	-0-	671,421	1,479

Balance, End of Period	$792,889	$792,889	$483,229

i2 TELECOM INTERNATIOAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL

STATEMENTS

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLOCIES

Background of the Company

i2 Telecom International, Inc., a Washington corporation formerly known as Digital Data Networks, Inc. (the “Company”), provides low-cost telecommunications services employing next-generation voice over Internet protocol (“VoIP”) technology. The Company was incorporated as “Transit Information Systems, Inc.” under the laws of the State of Washington on October 17, 1988. In July 1995, the Company changed its name to “Digital Data Networks, Inc.” In March 2004, the Company changed its name to “i2 Telecom International, Inc.” The Company’s offices are currently located at 301 Yamato Road, Suite 2112, Boca Raton, Florida 33431, and the Company’s telephone number at that address is 561-994-5379.

From October 17, 1988 until February 27, 2004, the Company was a wireless, passenger communication and advertising company, principally engaged in selling digital advertising space through the operation of a digital information network, utilizing digital radio transmission technology to display current news, information and advertising to riders on-board public transit vehicles. From 1991 through February 2004, the Company operated a digital information network in Dallas, Texas under the assumed name “The Transit Network” on the Dallas Area Rapid Transit bus and rail system.

In February 1996, the Company completed an initial public offering of shares of its common stock, no par value per share (the “Common Stock”), and raised net cash proceeds of approximately $5.8 million.

On February 26, 2004, a newly-formed, wholly-owned subsidiary of the Company merged with and into i2 Telecom International, Inc., a Delaware corporation (“i2 Delaware”), with i2 Delaware surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”), pursuant the certain Agreement and Plan of Merger dated as of January 30, 2004, among the Company, a wholly-owned subsidiary of the Company, i2 Delaware and certain stockholders of the Company and i2 Delaware signatory thereto (the “Merger Agreement”). In connection with the Merger, former stockholders of i2 Delaware became entitled to receive shares of Common Stock and shares of various classes and series of the Company’s preferred stock, no par value per share, constituting up to 88.44% of the voting securities of the Company, assuming the issuance of all contingent consideration such stockholders may become entitled to receive pursuant to the Merger Agreement upon the resolution of a certain legal proceeding pending against i2 Delaware.

On February 27, 2004, the Company sold substantially all of its operating assets relating to the operations of The Transit Network to InTransit Media, Inc. (“InTransit Media”) in exchange for InTransit Media assuming certain obligations and liabilities relating to such assets (the “Asset

Sale”), pursuant to that certain Asset Purchase Agreement dated January 30, 2004, as amended by the First Amendment thereto dated February 26, 2004, between the Company and InTransit Media (as amended, the “Asset Purchase Agreement”).

On March 5, 2004, in connection with the Merger and the Asset Sale, the Company changed its name from “Digital Data Networks, Inc.” to “i2 Telecom International, Inc.” and changed its ticker symbol on the over-the-counter electronic bulletin board from “DIDA” to “ITUI”.

As a result of the Merger, i2 Delaware became a wholly-owned subsidiary of the Company. i2 Delaware was incorporated in February 2002. In June 2002, i2 Delaware made an equity investment in SuperCaller Community, Inc., a technology development company located in Mountain View, California (“SuperCaller”), and simultaneously entered into an exclusive worldwide marketing, manufacturing and distribution agreement with SuperCaller. SuperCaller possessed leading edge VoIP technology in the areas of telephony protocol engine, audio compression enhancement and echo cancellation. In December 2002, i2 Delaware acquired the remaining equity interests in SuperCaller.

As a result of the Merger and the Asset Sale, the Company’s operations now consist of the operations of the Company’s direct, wholly-owned subsidiary, i2 Delaware, and the Company’s indirect, wholly-owned subsidiary, SuperCaller. For financial reporting purposes, i2 Delaware is the Company’s successor-interest as a result of the Merger. Consequently, this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 (the “Quarterly Report”), provides financial statement and narrative comparisons for the operations of the Company for such period compared to the operations of i2 Delaware for the same period in 2003 and, where applicable, the operations of the Company for the same period in 2003. The Company believes that the most informative comparison is that of the Company’s operations for the current period compared with that of i2 Delaware for the same period in 2003.

Nature of Business

The Company provides low-cost telecommunications services employing next-generation VoIP technology. These operations are based in Boca Raton, Florida; Atlanta, Georgia; Redwood City, California; Malaysia; and China. Through i2 Delaware, the Company controls its own proprietary technology and outsources its production and service functions with strategic partners. The Company provides micro gateway adapters (InternetTalker(TM)), VoIP long distance and other enhanced communication services to subscribers. The Company’s proprietary technology platform is built to the Session Initiation Protocol (“SIP”) standard. The Company’s revenue model now includes prepaid revenue from the sale of i2 Delaware’s InternetTalker(TM) integrated access device, recurring monthly subscriptions, call minute termination and original equipment manufacturer (“OEM”) royalties.

The Company owns its technology and controls its technological development through its engineering group in the Silicon Valley. i2 Delaware has filed three utility patents with 52 claims in the areas of echo cancellation, compression enhancement, cellular connectivity, and telephony protocol engine. The Company has two additional patents in the areas of Multi-NOC Protocol and Dynamic Media Transmission Rate (rate adaptability in both Broadband and Dialup modes). Three additional patents are currently in the discovery phase for subsequent filing.

Liquidity and Going Concern

The Company has experienced net losses and negative cash flows from operations and has an accumulated deficit at March 31, 2004 of approximately $8.4 million. The ability of the Company to generate positive cash flows from operations and net income is dependent, among other things, on market conditions, the recovery of recorded assets, cost control, identifying and securing additional revenue sources, and the Company’s ability to raise capital under acceptable terms. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. As noted in an explanatory paragraph in the Report of Independent Certified Public Accountants on the Company’s consolidated financial statements for the year ended December 31, 2003, as set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission (the “SEC”), these conditions raised substantial doubt about the Company’s ability to continue as a going concern.

Accounting for the Reverse Merger

On February 27, 2004, in connection with the Asset Sale, the Company sold substantially all of its operating assets relating to its digital information network to a newly created entity owned by certain members of the Company’s management team. Pursuant to the Asset Purchase Agreement, the assets were exchanged for the new owner’s assuming certain liabilities and obligations relating to such assets.

The Merger and Asset Sale are being accounted for as a transfer and exchange between companies and are treated merely as a change in legal organization and not a change in the entity. Therefore, all assets and liabilities are transferred at historical cost, and the gain on sale of assets is not included in the statement of operations and cash flows for the three months ended March 31, 2004.

In accounting for the Merger, the equity accounts have been adjusted to reflect the current outstanding stock of the Company and the accumulated deficit of i2 Delaware since its inception. The Company’s accumulated deficit of $13,700,794 (at time of the Merger) has been eliminated. The write off the Company’s prior accumulated deficit has been adjusted by a reduction to the other capital accounts starting with additional paid in capital, then preferred stock, and the balance against common stock. Since the Company had no outstanding preferred stock prior to the Merger, the preferred stock of i2 Delaware has been reduced to zero.

Basis of Consolidation

The consolidated financial statements include the accounts of i2 Delaware and SuperCaller, both of which are, directly or indirectly, wholly-owned subsidiaries of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used when accounting for allowances for doubtful accounts, revenue reserves, inventory reserves, depreciation and amortization, taxes, contingencies and impairment allowances. Such estimates are reviewed on an on-going basis and actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue from the sale of its i2 Delaware’s Internet access devise (“IAD”) micro gateway, from per minute charges for long distance and from user fees, in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”), as amended by SAB No. 101A and No. 101B. SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured. Determination of criteria (iii) and (iv) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. The Company has concluded that its revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 101.

Comprehensive Income or Loss

The Company has no components of other comprehensive income or loss, and accordingly, net loss equals comprehensive loss for all periods presented.

Earnings Per Share

For the first quarter of 2004 and 2003, net loss per share is based on the weighted average number of shares of Common Stock outstanding. At March 31, 2004 and March 31, 2003, the Company had, on a weighted average, 6,212,247 shares and 4,387,820 shares of Common Stock outstanding, respectively.

At March 31, 2004, the Company had 9,426,586 shares of Common Stock outstanding, and 24,543,929 shares of Common Stock issuable upon the conversion of all shares of the Company’s outstanding preferred stock series A-1, no par value per share (“Preferred Stock Series A-1”), preferred stock series A-2, no par value per share (“Preferred Stock Series A-2”), preferred stock series B, no par value per share (“Preferred Stock Series B”), and preferred stock series C, no par value per share (“Preferred Stock Series C”). Additionally, at March 31, 2004, the Company had outstanding options to purchase shares of Preferred Stock Series B and warrants to purchase shares of Common Stock totaling 19,939,468 shares of Common Stock on an as-converted, fully diluted basis. Consequently, on an as-converted, fully-diluted basis, the Company would have 53,909,983 shares of Common Stock outstanding at March 31, 2004.

Stock Compensation

During 2002, i2 Delaware’s board of directors approved a stock option plan to officers, directors and certain key employees (the “i2 Delaware Stock Option Plan”). Options outstanding under the i2 Delaware Stock Option Plan at the time of the Merger were converted in the Merger into the right to purchase shares of Preferred Stock Series B. Generally, the options vest based on the attainment of certain performance criteria set forth in the option agreements evidencing such options.

In addition, prior to the Merger, i2 Delaware issued warrants to key employees, consultants and certain investors, with expiration dates of one-to-five years. These warrants were also converted in the Merger into the right to purchase shares of Preferred Stock Series B.

The Company accounts for the i2 Delaware Stock Option Plan in accordance with the provisions of Account Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” (“APB Opinion 25”), and related interpretations. As such, compensation expenses are recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price-the intrinsic value method. Under SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), entities are permitted to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion 25 and provide pro forma net income (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosures required by SFAS No. 123. All stock based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and related interpretations.

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

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied for the three months ended March 31, 2004 and 2003. The information provided as of March 31, 2003 is that of i2 Delaware.

	2004	2003
Net Loss, as reported	$(1,485,300)	$(1,233,760)
Add: Stock-based employee compensation expense attributable to common stock options	-0-	-0-
Less: Stock-based employee compensation expense attributable to common stock options determined under fair value based method	(25,556)	(13,014)

Net Loss, as Adjusted	$(1,510,856)	$(1,246,774)

Loss Per Share-Basic, as Reported	$(.24)	$(.28)

Loss Per Share-Diluted, as Reported	$(.04)	$(.06)

Loss Per Share-Basic, as Adjusted	$(.24)	$(.28)

Loss Per Share-Diluted, as Adjusted	$(.05)	$(.07)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Interim Financial Data

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003, set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the SEC. The interim financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of i2 Telecom International, Inc. and subsidiaries as of March 31, 2004 and March 31, 2003, and the results of their operations and cash flows for the three months ended March 31, 2004 and 2003. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2004.

NOTE 2: NOTES PAYABLE

At March 31, 2003, the current portion of notes payable consist of three notes payable in the amounts of $50,000, $50,000 and $250,000, at interest rates of 8%, 6% and 6%, respectively, due to two individuals and one corporation who were previously affiliated with SuperCaller. The principal and all accrued interest are due and payable upon the Company obtaining certain levels of equity funding. These funding levels are expected to be met prior to December 31, 2004; therefore, the entire $350,000 obligation is reported as a current liability.

The long-term portion of notes payable as of March 31, 2003 for i2 Delaware totaled $2,250,000. These notes consisted of an initial series of 6% convertible notes payable issued in the first quarter of 2003. The total principal amount of this issuance was $2,500,000 (the “First Round Notes”). The First Round Notes provided for interest to be paid semi-annually and were convertible into i2 Delaware’s common stock, $.01 par value, at a conversion price of $2.50 per share, subject to adjustment for any stock split, reverse stock split, stock dividend or other similar transactions. In the third quarter of 2003, i2 Delaware issued a second series of 6% convertible notes in total principal amount of $3,400,000 (the “Second Round Notes”), which were convertible into shares of i2 Delaware’s common stock at any time at a conversion price of $3.00 per share, subject to the same terms as the previous issuance.

On December 31, 2003, with the consent of all note holders, i2 Delaware converted all principal outstanding under the First Round Notes ($2,500,000) into an aggregate of 25,000 shares of i2 Delaware’s preferred stock series A-1, $1.00 par value per share, and converted all principal outstanding under the Second Round Notes ($3,400,000) into an aggregate of 34,000 shares of i2 Delaware’s preferred stock series A-2, $1.00 par value per share. In addition, at the time of such conversions, all accrued and unpaid interest on the First Round Notes and Second Round Notes was paid in shares of i2 Delaware’s common stock, with each such share valued at the conversion price associated with such notes. Total interest paid and shares of i2 Delaware’s common stock issued in connection with such conversions were $191,872 and 73,342, respectively.

The shares of i2 Delaware’s preferred stock series A-1 and preferred stock series A-2 issued upon conversion of the First Round Notes and the Second Round Notes were converted in the Merger into the right to receive shares of the Company’s Preferred Stock Series A-1 and Preferred Stock Series A-2, respectively.

NOTE 3: STOCK OPTIONS AND WARRANTS

The summary of the status of the Company’s outstanding options and warrants to purchase shares of Preferred Stock Series B and Common Stock as of March 31, 2004 and 2003 and changes during the periods then ended is as set forth in the table below. All options to purchase Preferred Stock Series B are reflected on a fully-diluted, as-if-converted into shares of Common Stock basis. The information provided as of March 31, 2003 is information of i2 Delaware.

	2004		2003
	Number of Options/ Warrants	Weighted Average Exercise Price	Number of Options/ Warrants	Weighted Average Exercise Price
Outstanding at Beginning of Period	16,111,911	$.48	10,527,826.48
Options Granted	414,657	$.67	1,548,006	$.55
Warrants Granted	3,412,900	$.89	237,516	$.63
Exercised	-0-	n/a	-0-	n/a
Forfeited	-0-	n/a	-0-	n/a

Outstanding at End of Period	19,939,468	$.55	12,313,348	$.49

Options Exercisable at End of Period	7,945,330	$.65	-0-	n/a
Weighted-average Fair Value of Options Granted During the Period		$.05		$.03

As of March 31, 2004, the range of option and warrant exercise prices for outstanding and exercisable options and warrants was $.01 to $1.00 with a weighted average remaining contractual life of 2.79 years.

NOTE 4: STOCK APPRECIATION RIGHTS AND RESTRICTED SHARE UNITS

In October 2002, i2 Delaware reduced the compensation of all executives of i2 Delaware by twenty-five percent (25%). In November 2002, i2 Delaware further reduced the compensation of its Chief Executive Officer and President to the minimum salary necessary to maintain group insurance coverage. To provide i2 Delaware executives with the opportunity to restore this lost compensation at a future date, i2 Delaware established a Stock Appreciation Rights Plan (the “ i2 Delaware SAR Plan”) effective October 1, 2002. The i2 Delaware SAR Plan provided that, at the time i2 Delaware changes ownership or becomes a publicly held company, i2 Delaware executives would be entitled to receive shares of i2 Delaware’s common stock or an amount of cash equal to the difference between the fair market value of i2 Delaware’s common stock and the applicable initial value of the stock appreciation rights held by such executives. For the period from October 1, 2002 through June 30, 2003, the conversion rate was $1.875 per each stock appreciation right for each $1.00 in reduced salary. Effective May 1, 2003, the conversion rate was amended to $3.00 per each stock appreciation right for each $1.00 in reduced salary. As of March 31, 2004 and 2003, the total aggregate salary reduction accrual amount of $76,313 and $250,727, respectively.

On December 31, 2003, i2 Delaware terminated the i2 Delaware SAR Plan and terminated all outstanding rights granted pursuant thereto. As consideration for the termination of the outstanding rights, holders of such rights received restricted stock or forgiveness of outstanding notes owed to i2 Delaware at rate of $3 per right. On December 31, 2003, i2 Delaware also amended the i2 Delaware

Stock Option Plan to provide for the granting of restricted stock. Under the i2 Delaware Stock Option Plan, shares of restricted stock may be awarded to employees without cost to the employee. Each restricted share awarded to a participant represents an unfunded, unsecured right, which is nontransferable except in the event of death of the employee, to receive one share of i2 Delaware’s common stock on the date specified in the grant. In connection with the Merger, each outstanding share of i2 Delaware’s restricted common stock was converted into restricted shares of Common Stock and Preferred Stock Series B as set forth in the Merger Agreement. The restricted shares granted under the i2 Delaware Stock Option Plan vest in equal installments over three years, with immediate vesting upon termination or employment. Information with respect to restricted shares and stock appreciation rights as of March 31, 2004 and 2003 is set forth in the table below. Information as of March 31, 2003 is that of i2 Delaware.

	2004	2003
Stock Appreciation Rights Granted	-0-	133,721
Stock Appreciation Rights Outstanding	-0-	133,721
Restricted Units Granted	239,481	-0-
Weighted Average Fair Value of Shares	$3.00	n/a
Pre-Tax Compensation Expense Charged to Earnings, net of cancellations	$-0-	$-0-
Cancellation of Notes Receivable	$-0-	$-0-

In September 2003, i2 Delaware instituted a second salary reduction plan pursuant to which executives of i2 Delaware agreed to an additional salary decrease. Under this plan, i2 Delaware agreed to repay the difference between the wages paid immediately prior to the start of the plan and their reduced salary plus 20% of the difference. The deferred amount is due at a time when the Company becomes cash flow positive. As of March 31, 2004 and 2003, the amount of deferred compensation accrued was $220,752 and $-0-, respectively.

NOTE 5: DEVELOPMENT STAGE ENTERPRISE

As a result of the Merger and the Asset Sale, the Company has changed its business model and its operations now consist solely of the operations of i2 Delaware. i2 Delaware is a development stage enterprise in that planned principal operations have only recently begun and only insignificant amounts of revenue have occurred through March 31, 2004. Development stage activities in which i2 Delaware, and now the Company, have been actively engaged include building a management team, financial planning, raising capital, research and development, establishing sources of supply, acquiring property and equipment and other operating assets, training personnel, developing markets, building a network operation center, and developing customer billing systems.

Because of the factors noted in the preceding paragraph, the Company incurred a net loss of $1,485,300 during the quarter ended March 31, 2004 and i2 Delaware incurred a net loss of $1,233,760 during the quarter ended March 31, 2003. These losses, as well as the uncertain conditions that the Company faces relative to its ongoing debt and equity fund-raising efforts, create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s success in its ability to obtain needed financing. There is no guarantee that this financing will be available, and even if available, that it will be available on terms acceptable or favorable to the Company. The Company expects that if revenues and outside financing are inadequate to fund all the Company’s cash obligations through at least March 31, 2005, these financing requirements will be provided by one or more of its existing shareholders.

NOTE 6: SUBEQUENT EVENTS

None.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Certain statements in this Quarterly Report and in future filings by the Company with the SEC and in the Company’s written and oral statements that are not statements of historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “will” and similar expressions are examples of words that identify forward-looking statements. Forward-looking statements include, without limitation, statements regarding our future financial position, business strategy and expected cost savings. These forward-looking statements are based on our current beliefs, as well as assumptions we have made based upon information currently available to us.

Each forward-looking statement reflects our current view of future events and is subject to risks, uncertainties and other factors that could cause actual results to differ materially from any results expressed or implied by our forward-looking statements. Important factors that could cause actual results to differ materially from the results expressed or implied by any forward-looking statements include:

•	our ability to fund future growth;

•	our ability to become profitable;

•	the volatility of the price of our Common Stock;

•	market demand for and market acceptance for our products;

•	our ability to protect our intellectual property rights;

•	new regulation and legislation;

•	trends for the continued growth of our business and other businesses we may acquire;

•	our ability to successfully market existing products and services and develop and market new products and services;

•	our ability to expand our market for existing products and services;

•	the effects of our accounting policies and general changes in accounting principles generally accepted in the United States of America;

•	general economic conditions of the telecommunications market, including the new and evolving market for next-generation communications solutions; and

•	other risks and uncertainties disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2003 and in our other filings with the SEC.

All subsequent forward-looking statements relating to the matters described in this document and attributable to us or to persons acting on our behalf are expressly qualified in their entirety by such factors. We have no obligation to publicly update or revise these forward-looking statements to reflect new information, future events, or otherwise, except as required by applicable Federal securities laws, and we caution you not to place undue reliance on these forward-looking statements.

OVERVIEW

The Company was organized in 1988 and has operated as a provider of VoIP services since February 2004 when it acquired i2 Delaware by means of merger. The Company, through i2 Delaware, provides low-cost telecommunications services employing next-generation VoIP technology. These operations are based in Boca Raton, Florida; Atlanta, Georgia; Redwood City, California; Malaysia and China. Through i2 Delaware, the Company controls its own proprietary technology and outsources its production and service functions with strategic partners. The Company, through i2 Delaware, provides micro gateway adapters (InternetTalker(TM)), VoIP long distance and other enhanced communication services to subscribers. The Company’s proprietary technology platform is built to the SIP standard. The Company’s revenue model now includes prepaid revenue from the sale of i2 Delaware’s InternetTalker(TM) IAD, recurring monthly subscriptions, call minute termination and OEM royalties. The Company’s proprietary technology platform is built to the SIP standard and offers the end user the following primary benefits:

•	near carrier grade quality of service;

•	low cost long distance calling worldwide;

•	broadband and dial-up technology in the Company’s InternetTalker™ IAD;

•	plug and play technology using traditional phones without professional installation;

•	unlimited global calling among InternetTalker™ IAD users with a minimal monthly subscription; and

•	cellular bridge connectivity.

RESULTS OF OPERATIONS

Results of operations of the Company for the period ended March 31, 2004 compared with the results of operations of i2 Delaware for the period ended March 31, 2003.

The following discussion is a comparative narrative of the results of operations of the Company for the period ended March 31, 2004 as compared with the results of operations of i2 Delaware for the period ended March 31, 2003.

Revenues increased from $79,200 for the first quarter of 2003 to $127,444 for the first quarter of 2004. The increase in revenues was driven by increased sales of the Company’s IAD unit, coupled with increased billings for long distance minutes consumed by the Company’s customer base.

Cost of revenues decreased slightly from $189,017 for first quarter of 2003 to $173,383 for first quarter of 2004. This decrease is attributable to revenues consisting of more long distance minutes during the first quarter of 2004 as compared to the first quarter of 2003 when sales were comprised of the more costly to produce IAD relative to the cost of long distance minutes.

Gross profit for the first quarter of 2004 was a negative $45,939 as compared to a negative $109,817 for the first quarter of 2003. Again, the increase in gross profit is attributable to the Company selling more long distance minutes in the first quarter of 2004 as compared with the first quarter of 2003 when the more costly MG-2 was the primary source of sales.

Loss from operations for the first quarter of 2003 as compared to the first quarter of 2004 increased from $1,186,534 to $1,475,068. Total sales, general and administrative expenses increased from $1,076,717 to $1,429,129 in the first quarter of 2003 as compared to the first quarter of 2004. This increase was attributable to quarter over quarter increases in marketing expenses of approximately $30,000, an increase in legal fees of $75,000, primarily attributable to the Merger, an increase in accounting and audit fees of approximately $50,000, also primarily attributable to the Merger, and prepaid expenses which increased approximately $200,000, due primarily to a $100,000 payment for the launch of the Company’s Morpheus sales initiative, approximately $50,000 in prepaid network maintenance and approximately $43,000 in prepaid insurance. Finally, salary and benefits expense increased approximately $160,000 from the first quarter of 2003 as compared to the first quarter of 2004. This increase is due to the salary reduction undertaken by the Company’s executives during the first quarter of 2003 as compared with the Company’s executives receiving their normal salaries during the first quarter of 2004.

Finally, net loss for the first quarter of 2004 was $1,485,300 as compared to a net loss for the first quarter of 2003 of $1,233,760.

The Company’s accounts receivable balance increased from March 31, 2003 to March 31, 2004 by approximately $240,000. This increase is due the Company having only prepaid sales during the first quarter of 2003 compared to 2004 when the Company was providing credit to its larger customers, such as China Unicom. The Company’s inventory balance increased by approximately $220,000 between March 31, 2003 and March 31, 2004. This increase was due to an increase in the Company’s work-in-process balance of approximately $330,000 and a decrease in finished goods and raw materials of approximately $110,000 for the first quarter of 2004 compared to the first quarter of 2003. The net inventory increase was due to the Company gearing up for the production of the Company’s new IAD, the MG-3, and a decrease in production of the Company’s first IAD, the MG-2. Finally, the Company’s property, plant and equipment increased by approximately $260,000 from the first quarter of 2003 to the first quarter of 2004. This increase is attributable to increases in computers of approximately $20,000, network operating equipment of approximately $67,000 and network operating software of approximately $70,000.

	For the Three Months Ended March 31,
	2004	2003	Variance	Percentage
Gross Revenue	127,444	79,200	48,244	60.91%
Cost of Sales	173,383	189,017	(15,634)	-8.27%
Gross Profit	(45,939)	(109,817)	63,878	-58.17%
Operating Expenses:
General and Administrative Expenses	1,429,129	1,076,717	352,412	32.73%
Other Income (Expense) Net	(10,232)	(47,226)	36,994	-78.33%
Net Loss	1,485,300	1,233,760	251,540	20.39%

RESULTS OF OPERATIONS-CONTINUED

Results of operations of the Company for the period ended March 31, 2004 compared with the results of operations of the Company for the period ended March 31, 2003.

The following discussion is a comparative narrative for the results of operations of the Company for the period ended March 31, 2004 compared to the results of operations of the Company for the period ended March 31, 2003. This comparative narrative compares the results of operations of the Company’s new line of business for the period ended March 31, 2004 compared to the Company’s prior line of business for the period ended March 31, 2003.

Revenues for the first quarter 2004 were $127,444 as compared to $206,000 for the same period in 2003. Cost of revenues for the first quarter of 2004 was $173,383 as compared to $33,000 for the same period in 2003. Sales, general and administrative expenses for the first quarter of 2004 was $1,429,129 as compared to $112,000 for the same period in 2003. Net loss for the first quarter of 2004 was $1,485,300 as compared to net income for the same period in 2003 of $59,000. The large fluctuations for the first quarter 2004 as compared to the same period in 2003 are due to the Company changing it’s line of business from providing digital advertising to providing VoIP services as a result of the Merger and the Asset Sale.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources of the Company as of March 31, 2004 as compared with liquidity and capital resources of i2 Delaware as of March 31, 2003.

The following discussion is a comparative narrative regarding liquidity and capital resources of the Company at March 31, 2004 as compared to the liquidity and capital resources of i2 Delaware at March 31, 2003.

On March 31, 2004, the Company had a working capital surplus of approximately $652,036, compared to March 31, 2003 when the Company had a working capital deficit of approximately $290,706. The Company increased its working capital position by approximately $942,776 for the period ended March 31, 2004 as compared to the period ended March 31, 2003. The increase in working capital was primarily due to the cash i2 Delaware had at the time of the Merger which i2 Delaware had raised prior to the Merger in connection with a private placement of securities for an aggregate purchase price of $2,000,000. Cash used in operating activities was approximately $1,574,273 for the first quarter of March 31, 2004. Net loss of approximately $1,485,300 is reduced by non-cash items of depreciation and amortization amounting to approximately $106,294. Primary sources of cash inflows from operations are from pre-paid charges and receivables collected from sales to customers for the Company’s IAD, as well as the collection of revenue for carrying long distance calls and from monthly service fees. Future cash inflows from sales are subject to the Company’s pricing and ability to procure business at existing market conditions.

Net cash used in investing activities was approximately $79,259 for the first quarter of 2004 as compared to approximately $544,434 for the same period in 2003. Both periods investing activities were primarily due to equipment purchases and payment for patents and trademarks.

Cash flows provided by financing activities were approximately $1,775,000 for the first quarter of 2004 as compared to $2,161,829 for the same period in 2003. The principal source of cash for the first quarter of 2004 was the cash i2 Delaware had at the time of Merger from i2 Delaware’s issuance of securities in a private placement for an aggregate purchase price of $2,000,000 as compared to the principal source of cash for the first quarter of 2003 from the issuance of $2,250,000 in convertible notes. The increase was offset by the payment of $225,000 in shareholder loans during the first quarter of 2004 as compared to a retirement of a note payable in the amount of $100,000 during the same period in 2003.

OFF BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year.

Item 3:	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this Quarterly Report, the Company’s controls and procedures are effective in alerting them on a timely basis to material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic filings under the Exchange Act.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings

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

On December 22, 2003, Darius Mostowfi, Teng Lew Lim, Fung Chee Lim and Teng Howe Lim, former stockholders of SuperCaller, filed a lawsuit against i2 Delaware in the United States District Court for the Northern District of California, San Francisco Division. The plaintiffs allege that i2 Delaware and certain of its affiliates and representatives deceived the plaintiffs into selling SuperCaller to i2 Delaware, among other things. A hearing occurred on May 13, 2004, with respect to a motion made by i2 Delaware to move the case to arbitration and to remove the plaintiffs’ counsel from the case, among other matters. The outcome of the hearing was that the presiding judge has taken all arguments under advisement. Management believes the suit has no merit and plans to vigorously defend the lawsuit. A decision by the judge is expected on or before June 18, 2004.

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

Item 2.	Change in Securities and Small Business Issuer Purchases of Equity Securities.

In connection with the Merger, the Company issued to the former stockholders of i2 Delaware 5,160,722 shares of Common Stock, 22,500 shares of Preferred Stock Series A-1, 30,600 shares of Preferred Stock Series A-2, 135,000 shares of Preferred Stock Series B, and 100,000 shares of Preferred Stock Series C. Such shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption set forth in Section 4(2) of the Securities Act (“Section 4(2)”). The Company based such reliance upon factual representations made to the Company concerning such stockholders’ investment intent and sophistication, among other things.

In February 2004, the Company issued to Donald F. Scott, James F. Biagi, Jr., and Robert F. Hussey, then directors of the Company, 250,135 shares of Common Stock, 250,134 shares of Common Stock and 250,134 shares of Common Stock, respectively, as payment for board fees for 2003 and 2004 and in recognition of extraordinary services rendered by them to the Company during 2003 and 2004. Such shares were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) and Regulation D promulgated to Section 4(2) (“Regulation D”). The Company based such reliance upon factual representations made to the Company concerning such directors’ investment intent, sophistication and status as an “accredited investor” as that term is defined in Rule 501 of Regulation D, among other things.

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

In March 2004, the Company issued to Howard Parker 369,019 shares of Common Stock in connection for services rendered to the Company in connection with the Merger, pursuant to that certain Finder’s Fee Agreement dated as of January 30, 2004, between the Company and Mr. Parker. Such shares were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations made to the Company concerning Mr. Parker’s investment intent, sophistication and status as an accredited investor, among other things.

During the quarter ended March 31, 2004, the Company issued options and warrants to purchase an aggregate of 505,657 shares of Common Stock to 5 individuals and one corporation in connection with such individuals’ commencement of employment with the Company. Such options and warrants were issued without registration under the Securities Act, in reliance upon the exemption set forth in Section 4(2). The Company based such reliance upon factual representations made to the Company concerning each recipient’s investment intent and sophistication, among other things.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits. The exhibits required to be filed with this Quarterly Report are set forth on the Exhibit Index filed herewith.

(b) Reports on Form 8-K.

Since the beginning of the quarter ended March 31, 2004, the Company filed with the SEC the following reports:

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

(iii) on April 7, 2004, Amendment No. 1 to Current Report on Form 8-K/A amending the Original Report to amend and restate Item 7 thereof; and

(iv) on April 27, 2004, a Current Report on Form 8-K reporting under Item 4 thereof a change in the Company’s independent auditors.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

i2 TELECOM INTERNATIONAL, INC.

Date: May 17, 2004	/s/ Paul R. Arena

Paul R. Arena Chief Executive Officer (duly authorized signatory and Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit	Method of Filing

2.1	Agreement and Plan of Merger, dated as of January 30, 2004, between the Company, a wholly-owned subsidiary of the Company and i2 Telecom International, Inc., a Delaware corporation.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 2, 2004.

2.2	Asset Purchase Agreement, dated January 30, 2004, between the Company and InTransit Media, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on February 2, 2004.

2.3	First Amendment to Asset Purchase Agreement, dated February 26, 2004, between the Company and InTransit Media, Inc.	Incorporated by reference to Exhibit 2.3 to the Schedule 13D filed by Paul R. Arena on March 8, 2004 with respect to ownership of the Company’s securities.

3.1	Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

3.2	Bylaws, as amended.	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

10.1	Finder’s Fee Agreement dated January 30, 2004, between the Company and Howard Parker.	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

10.2	Employment Agreement between Paul R. Arena and i2 Telecom International, Inc., a Delaware corporation, dated June 1, 2002. Represents an executive compensation plan or arrangement.	Filed herewith.

10.3	Amendment to Employment Agreement between Paul R. Arena and i2 Telecom International, Inc., a Delaware corporation, dated June 1, 2003. Represents an executive compensation plan or arrangement.	Filed herewith.

10.4	Amendment to Employment Agreement between Paul R. Arena and i2 Telecom International, Inc., a Delaware corporation, dated December 17, 2003. Represents an incentive compensation plan or arrangement.	Filed herewith.

10.5	Employment Agreement between Douglas F. Bender and i2 Telecom International, Inc., a Delaware corporation, dated November 12, 2002. Represents an executive compensation plan or arrangement.	Filed herewith.

10.6	Amendment to Employment Agreement between Douglas F. Bender and i2 Telecom International, Inc., a Delaware corporation, dated December 19, 2003. Represents an executive compensation plan or arrangement.	Filed herewith.

10.7	Offer of Employment between Mark Bridges and i2 Telecom International, Inc., a Delaware corporation, dated December 26, 2002. Represents an executive compensation plan or arrangement.	Filed herewith.

10.8	Amendment to Employment Agreement between Mark Bridges and i2 Telecom International, Inc., a Delaware corporation, dated December 17, 2003. Represents an executive compensation plan or arrangement.	Filed herewith.

10.9	Employment Agreement between Jerry Lumpkin and i2 Telecom International, Inc., a Delaware corporation, dated October 6, 2003. Represents an executive compensation plan or arrangement.	Filed herewith.

10.10	Employment Agreement between Terry Palmeter and i2 Telecom International, Inc., a Delaware corporation, dated March 31, 2003. Represents an executive compensation plan or arrangement.	Filed herewith.

10.11	Amendment to Employment Agreement between Terry Palmeter and i2 Telecom International, Inc., a Delaware corporation, dated December 17, 2003. Represents an executive compensation plan or arrangement.	Filed herewith.

10.12	Employment Agreement between Ron Roswell, Sr., and i2 Telecom International, Inc., a Delaware corporation, dated June 1, 2002. Represents an executive compensation plan or arrangement.	Filed herewith.

10.13	Amendment to Employment Agreement between Ron Roswell, Sr., and i2 Telecom International, Inc., a Delaware corporation, dated December 23, 2003. Represents an executive compensation plan or arrangement.	Filed herewith.

10.14	Employment Agreement between Ron Roswell, Jr., and i2 Telecom International, Inc., a Delaware corporation, dated June 1, 2002. Represents an executive compensation plan or arrangement.	Filed herewith.

10.15	Amendment to Employment Agreement between Ron Roswell, Jr., and i2 Telecom International, Inc., a Delaware corporation, dated December 23, 2003. Represents an executive compensation plan or arrangement.	Filed herewith.

10.16	Employment Agreement between Rick Scherle and i2 Telecom International, Inc., a Delaware corporation, dated August 2, 2003. Represents an executive compensation plan or arrangement.	Filed herewith.

10.17	Employment Agreement between Anthony F. Zalenski and i2 Telecom International, Inc., a Delaware corporation, dated June 24, 2002. Represents an executive compensation plan or arrangement.	Filed herewith.

10.18	Amendment to Employment Agreement between Anthony F. Zalenski and i2 Telecom International, Inc., a Delaware corporation, dated June 1, 2003. Represents an executive compensation plan or arrangement.	Filed herewith.

10.19	Amendment to Employment Agreement between Anthony F. Zalenski and i2 Telecom International, Inc., a Delaware corporation, dated December 17, 2003. Represents an executive compensation plan or arrangement.	Filed herewith.

10.20	Offer of Employment from i2 Telecom International, Inc., a Delaware corporation, to Ming King dated March 15, 2004.	Filed herewith.

10.21	Offer of Employment from i2 Telecom International, Inc., a Delaware corporation, to Fenn King dated March 15, 2004.	Filed herewith.

10.22	Warrant Agreement dated March 11, 2004, granted to Robert F. Hussey to purchase 65,000 shares of the Company’s common stock.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer	Filed herewith.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer	Filed herewith.