Form 10QSB
period 2004-06-30
I2 TELECOM INTERNATIONAL INC
filed 2004-08-16
CIK 949371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number: 0-27704

i2 Telecom International, Inc.

(Exact Name of Small Business Issuer as Specified in its Charter)

Washington	91-1426372
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

301 Yamato Rd., Suite 2112 Boca Raton, FL	(561) 994-5379
(Address of Principal Executive Offices)	(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of August 16, 2004, the registrant had 34,846,367 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	June 30,
	2004	2003
Current Assets
Cash	$106,612	$96,618
Accounts Receivable	225,849	139,968
Inventories	974,117	773,638
Prepaid Expenses and Other Current Assets	280,773	32,153

Total Current Assets	1,587,351	1,042,377

Property and Equipment, Net	806,357	821,684

Other Assets
Intangible Assets, Net of Accumulated Amortization of $324,956 and $107,030, respectively	2,984,960	3,130,813
Deposits	55,954	38,960

Total Other Assets	3,040,914	3,169,773

Total Assets	$5,434,622	$5,033,834

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	June 30,
	2004	2003
Current Liabilities
Accounts Payable and Accrued Expenses	$886,850	$931,815
Deferred Revenue	100,000	101,103
Notes Payable-Current	1,352,040	350,000

Total Current Liabilities	2,338,890	1,382,918

Long-Term Debt – Notes Payable	-0-	3,270,000

Total Liabilities	2,338,890	4,652,918

Stockholders’ Equity (Deficit)
Preferred Stock, $1.00 Par Value, 5,000,000 Shares Authorized,-0- Shares and -0- Shares Issued and Outstanding, respectively	-0-	-0-
Common Stock, $.01 Par Value, 10,000,000 Shares Authorized, -0- Shares and 1,936,103 Shares Issued and Outstanding, respectively	-0-	19,361
Common Stock, No Par Value, 100,000,000 Shares Authorized, 33,898,784 Shares and -0- Shares Issued and Outstanding, respectively	11,998,666	-0-
Restricted Units	946,626	-0-
Additional Paid-In Capital	-0-	4,203,869
Accumulated Deficit During the Development Stage	(9,849,560)	(3,603,942)

	3,095,732	619,288
Less: Notes Receivable from Stock Sales	-0-	(238,372)

Total Stockholders’ Equity (Deficit)	3,095,732	380,916

Total Liabilities and Stockholders’ Equity (Deficit)	$5,434,622	$5,033,834

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	i2 Delaware Cumulative From Inception to June 30, 2004	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003
Revenue	$413,053	$138,944	$29,550	$266,388	$108,750

Cost of Revenue	700,865	115,269	136,755	288,652	325,772

Gross Profit (Loss)	(287,812)	23,675	(107,205)	(22,264)	(217,022)

General and Administrative Expenses	9,208,162	1,525,043	728,370	2,954,172	1,805,087

Loss From Operations	(9,495,974)	(1,501,368)	(835,575)	(2,976,436)	(2,022,109)

Other Income (Expense)
Interest Income	10,308	49	-0-	115	1,540
Interest Expense	(245,894)	(6,924)	(33,198)	(17,222)	(81,964)
Loss on Subscription List	(118,000)	-0-	-0-	-0-	-0-

Total Other Income (Expense)	(353,586)	(6,875)	(33,198)	(17,107)	(80,424)

Net Income (Loss)	$(9,849,560)	$(1,508,243)	$(868,773)	$(2,993,543)	$(2,102,533)

Weighted Average Common Shares:
Basic	5,813,753	16,544,261	4,384,385	11,401,693	4,397,194
Diluted	23,369,638	43,735,229	20,059,011	39,572,693	16,276,360
Earnings Per Common Share:
Basic	$(1.69)	$(.09)	$(.20)	$(.26)	$(.48)

Diluted	$(.41)	$(.03)	$(.04)	$(.08)	$(.13)

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	i2 Delaware Cumulative From Inception to June 30, 2004	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003
Cash Flows From Operations
Net Loss From Continuing Operations	$(9,849,560)	$(1,508,243)	$(868,773)	$(2,993,543)	$(2,102,533)
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Depreciation and Amortization	581,448	107,106	94,330	213,400	170,054
Interest Paid Via Issuance of Stock	192,604	-0-	-0-	-0-	-0-
Stock Compensation	897,952	-0-	-0-	-0-	-0-
(Increase) Decrease In:
Accounts Receivable	(225,849)	17,174	(139,968)	(79,111)	(139,968)
Inventories	(779,355)	(185,433)	(411,461)	(207,106)	(438,311)
Prepaid Expenses	(236,830)	(11,222)	(12,258)	(220,296)	(9,938)
Other Assets	(55,954)	(9,977)	(9,385)	(12,890)	(15,473)
Increase (Decrease) In:
Accounts Payable and Accrued Expenses	624,065	(62,989)	125,773	70,360	178,782
Deferred Revenue	100,000	(1,329)	101,103	-0-	101,103

Net Cash Used In Operating Activities	(8,751,479)	(1,654,913)	(1,120,639)	(3,229,186)	(2,256,284)

Cash Flows From Investing Activities
Equipment Purchases	(1,044,084)	(17,231)	(283,329)	(80,165)	(793,571)
Payments for Patents and Trademarks	(118,998)	(5,644)	(5,362)	(21,969)	(39,554)
Investment in Subsidiary	(1,239,422)	-0-	-0-	-0-	-0-

Net Cash Used In Investing Activities	(2,402,504)	(22,875)	(288,691)	(102,134)	(833,125)

Cash Flows From Financing Activities
Net Proceeds (Payments) From Shareholder Loans	-0-	-0-	-0-	(225,000)	(6,000)
Proceeds from Issuance of Convertible Notes	6,885,000	985,000	1,020,000	985,000	3,270,000
Proceeds From Notes Payable	100,000	-0-	-0-	-0-	-0-
Payment of Notes Payable	(123,903)	(23,903)	-0-	(23,903)	(100.000)
Issuance of Common Stock	2,321,266	190	-0-	190	-0-
Issuance of Preferred Stock	2,030,224	30,224	-0-	2,030,224	-0-
Proceeds from Stock Notes Receivable	46,491	-0-	2,719	-0-	20,548
Cash From Subsidiary Acquired Via Stock Exchange	1,517	-0-	-0-	-0-	-0-

Net Cash Provided By Financing Activities	11,260,595	991,511	1,022,719	2,766,511	3,184,548

Increase (Decrease) in Cash	106,612	(686,277)	(386,611)	(564,809)	95,139
Balance, Beginning of Period	-0-	792,889	483,229	671,421	1,479

Balance, End of Period	$106,612	$106,612	$96,618	$106,612	$96,618

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

On February 26, 2004, a newly-formed, wholly-owned subsidiary of the Company merged with and into i2 Telecom International, Inc., a Delaware corporation (“i2 Delaware”), with i2 Delaware surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”), pursuant the certain Agreement and Plan of Merger dated as of January 30, 2004, among the Company, a wholly-owned subsidiary of the Company, i2 Delaware and certain stockholders of the Company and i2 Delaware signatory thereto (the “Merger Agreement”). In connection with the Merger, former stockholders of i2 Delaware became entitled to receive shares of Common Stock and shares of various classes and series of the Company’s preferred stock, no par value per share, constituting up to 88.44% of the voting securities of the Company, assuming the issuance of all contingent consideration such stockholders may become entitled to receive pursuant to the Merger Agreement upon the resolution of a certain legal proceeding pending against i2 Delaware. On June 3, 2004, all outstanding shares of the Company’s preferred stock issued in the Merger were converted into shares of Common Stock.

On February 27, 2004, the Company sold substantially all of its operating assets relating to the operations of The Transit Network to InTransit Media, Inc. (“InTransit Media”) in exchange for

InTransit Media assuming certain obligations and liabilities relating to such assets (the “Asset Sale”), pursuant to that certain Asset Purchase Agreement dated January 30, 2004, as amended by the First Amendment thereto dated February 26, 2004, between the Company and InTransit Media.

On March 5, 2004, in connection with the Merger and the Asset Sale, the Company changed its name from “Digital Data Networks, Inc.” to “i2 Telecom International, Inc.” and changed its ticker symbol on the over-the-counter electronic bulletin board from “DIDA” to “ITUI”.

As a result of the Merger, i2 Delaware became a wholly-owned subsidiary of the Company. i2 Delaware was incorporated in February 2002. In June 2002, i2 Delaware made an equity investment in SuperCaller Community, Inc., a technology development company located in Mountain View, California (“SuperCaller”), and simultaneously entered into an exclusive worldwide marketing, manufacturing and distribution agreement with SuperCaller. SuperCaller possessed leading edge VoIP technology in the areas of telephony protocol engine, audio compression enhancement and echo cancellation. In December 2002, i2 Delaware acquired the remaining equity interests in SuperCaller, and SuperCaller became a wholly-owned subsidiary of i2 Delaware.

As a result of the Merger and the Asset Sale, the Company’s operations now consist of the operations of the Company’s direct, wholly-owned subsidiary, i2 Delaware, and the Company’s indirect, wholly-owned subsidiary, SuperCaller. For financial reporting purposes, i2 Delaware is the Company’s successor-interest as a result of the Merger. Consequently, this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 (the “Quarterly Report”), provides financial statement and narrative comparisons for the operations of the Company for such period compared to the operations of i2 Delaware for the same period in 2003 and, where applicable, the operations of the Company for the same period in 2003. The Company believes that the most informative comparison is that of the Company’s operations for the current period compared with that of i2 Delaware for the same period in 2003.

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

The Company owns its technology and controls its technological development through its engineering group in the Silicon Valley. i2 Delaware has filed seven patents with 99 claims in the areas of echo cancellation, compression enhancement, cellular connectivity, dynamic media transmission, multi unit NATing, Multi-NOC operations and telephony protocol engine. The Company has been granted “patent pending” status on five of the seven patents with two additional patents pending for international patent status. Three patents are currently in the discovery phase for subsequent filing in the areas of Micro-PoPs, VoIp are dial-up over packet origination.

Liquidity and Going Concern

The Company has experienced net losses and negative cash flows from operations and has an accumulated deficit at June 30, 2004 of approximately $9.8 million. The Company does have a positive working capital position as of June 30, 2004. The ability of the Company to generate positive cash flows from operations and net income is dependent, among other things, on market conditions, the recovery of recorded assets, cost control, identifying and securing additional revenue sources, and the Company’s ability to raise capital under acceptable terms. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. As noted in an explanatory paragraph in the Report of Independent Certified Public Accountants on the Company’s consolidated financial statements for the year ended December 31, 2003, as set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission (the “SEC”), these conditions raised substantial doubt about the Company’s ability to continue as a going concern.

Accounting for the Merger and Asset Sale

The Merger and Asset Sale are being accounted for as a transfer and exchange and merely a change in legal organization and not a change in the entity. Therefore, all assets and liabilities are transferred at historical cost and the gain on sale of assets is not included in the statement of operations and cash flows for the three months ended June 30, 2004.

As of the date of the Merger, the Company’s accumulated deficit was $13,700,794. In accounting for the Merger, the accumulated deficit of the Company has been eliminated. The balance of accumulated deficit as of the end of the period represents the accumulated deficit of i2 Delaware since inception. The other capital accounts, including common stock, preferred stock and additional paid-in capital represents the stock issued by the surviving corporation. The write-off of the Company’s accumulated deficit has been adjusted by a reduction to the other capital accounts starting with additional paid-in capital, then preferred stock, and the balance against common stock. Since the Company had no outstanding preferred stock prior to the Merger, the preferred stock of the Company has been reduced to zero.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and i2 Delaware and SuperCaller, both of which are, directly or indirectly, wholly-owned subsidiaries of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company recognizes revenue from the sale of its i2 Delaware “IAD” micro gateway, from per minute charges for long distance and from user fees, in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 101A and No. 101B (as amended, “SAB No. 101”). SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured. Determination of criteria (iii) and (iv) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. The Company has concluded that its revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 101.

Comprehensive Income or Loss

The Company has no components of other comprehensive income or loss, and accordingly, net loss equals comprehensive loss for all periods presented.

Earnings Per Share

For the second quarter of 2004 and 2003, net loss per share is based on the weighted average number of shares of Common Stock outstanding. At June 30, 2004 and June 30, 2003, the Company had, on a weighted average, 16,544,261 shares and 4,397,194 shares of Common Stock outstanding, respectively.

At June 30, 2004, the Company had 34,441,098 share of Common Stock outstanding, including 1,591,065 of restricted shares. Additionally, the Company had outstanding options and warrants to purchase 19,734,655 shares of Common Stock. Consequently, on a fully-diluted basis, the Company would have 52,584,688 shares of Common Stock outstanding at June 30, 2004.

Stock Compensation

During 2002, i2 Delaware’s board of directors approved a stock option plan for officers, directors and certain key employees. Options outstanding under i2 Delaware’s stock option plan at the time of the Merger were converted in the Merger into the right to purchase shares of the Company’s preferred stock series B, no par value per share (the “Preferred Stock Series B”). Generally, the options vest based on the attainment of certain performance criteria set forth in the option agreements evidencing such options.

In addition, prior to the Merger, i2 Delaware issued warrants to key employees, consultants and certain investors, with expiration dates of one-to-five years. These warrants were also converted in the Merger into the right to purchase shares of Preferred Stock Series B.

On June 3, 2004, all the outstanding shares of Preferred Stock Series B converted into shares of Common Stock in accordance with the terms of the Statement of Rights of the Preferred Stock Series B, and all the outstanding options and warrants to purchase shares of Preferred Stock Series B became exercisable to purchase such number of shares of Common Stock into which such shares of Preferred Stock Series B are convertible.

The Company accounts for i2 Delaware’s stock option plan in accordance with the provisions of Account Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” (“APB Opinion 25”) and related interpretations. As such, compensation expenses are recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price-the intrinsic value method. Under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), entities are permitted to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion 25 and provide pro forma net income (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosures required by SFAS 123. All stock based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and related interpretations.

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

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied for the three months ended June 30, 2004 and 2003. The information provided as of June 30, 2003, is that of i2 Delaware.

	For the Three Months Ended June 30,2004	For the Three Months Ended June 30,2003	For the Six Months Ended June 30,2004	For the Six Months Ended June 30,2003
Net Loss, as reported	$(1,508,243)	$(868,773)	$(2,993,543)	$(2,102,533)
Add: Stock-based employee compensation expense attributable to common stock options	-0-	-0-	-0-	-0-
Less: Stock-based employee compensation expense attributable to common stock options determined under fair value based method	(37,369)	(37,973)	(62,925)	(50,987)

Net Loss, as Adjusted	$(1,545,612)	$(1,510,856)	$(3,056,468)	$(2,153,520)

Loss Per Share-Basic, as Reported	$(.09)	$(.20)	$(.26)	$(.48)

Loss Per Share-Diluted, as Reported	$(.03)	$(.04)	$(.08)	$(.13)

Loss Per Share-Basic, as Adjusted	$(.09)	$(.21)	$(.27)	$(.49)

Loss Per Share-Diluted, as Adjusted	$(.04)	$(.05)	$(.08)	$(.13)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Interim Financial Data

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2003, set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the SEC. The interim financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of i2 Telecom International, Inc. and subsidiaries as of June 30, 2004 and June 30, 2003, and the results of their operations and cash flows for the three months ended June 30, 2004 and 2003. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2004.

NOTE 2: NOTES PAYABLE

Interest Bearing Note Payables

At June 30, 2003, the current portion of notes payable consist of three notes payable in the amounts of $50,000, $50,000 and $250,000, at interest rates of 8%, 6% and 6%, respectively, to two individuals and one corporation who were previously affiliated with SuperCaller. The principal and all accrued interest are due and payable upon the Company obtaining certain levels of equity funding. These funding levels are expected to be met prior to December 31, 2004; therefore, the entire $350,000 obligation is reported as a current liability.

Subsequent to June 30, 2004, the Company entered into an agreement with the holder of the note in principal amount of $250,000. Under the terms of this agreement, the note holder agreed to a reduction in the note’s principal amount from $250,000 to $235,000 and the elimination of the note’s 6% coupon payment, in exchange for a one-time payment by the Company of $40,000.00. Consequently, the note balance has been reduced to $195,000 as a result of the $40,000 payment. The reduction in the note’s principal amount will result in a gain to the Company of $15,000 plus accrued interest on the early extinguishment of debt. Finally, the Company also agreed to pay off the balance of the note upon the earlier of the date on which the Company raises $5,000,000 in equity capital or August 31, 2004.

Convertible Note Payable and Convertible Preferred Stock

On December 31, 2003, i2 Delaware converted its (i) outstanding 6% convertible promissory notes with an aggregate principal amount of $2,500,000 and a conversion price of $2.50 per share (the “First Round Notes”) into 25,000 shares of i2 Delaware’s preferred stock series A-1 and (ii) outstanding 6% convertible promissory notes with an aggregate principal amount of $3,400,000 and a conversion price of $3.00 per share (the “Second Round Notes”) into 34,000 shares of i2 Delaware’s preferred stock series A-2. In addition, at the time of such conversions, all accrued and unpaid interest on the First Round Notes and Second Round Notes was paid in shares of i2 Delaware’s common stock, with each such share valued at the conversion price associated with such notes. Total interest paid and shares of i2 Delaware’s common stock issued were $191,872 and 73,342, respectively.

The shares of i2 Delaware’s preferred stock series A-1 and preferred stock series A-2 issued upon conversion of the First Round Notes and the Second Round Notes were converted in the Merger into the right to received shares of the Company’s preferred stock series A-1, no par value per share (the “Preferred Stock Series A-1”) and preferred stock series A-2, no par value per share (the “Preferred Stock Series A-2”), respectively.

On June 3, 2004, all the outstanding shares of Preferred Stock Series A-1 and Preferred Stock Series A-2 converted in accordance with their respective Statements of Rights into 5,979,421 and 6,776,676 shares of Common Stock, respectively. Each holder of Preferred Stock Series A-1 and Preferred Stock Series A-2 agreed to such conversion in exchange for the Company granting such holder piggy-back registration rights with respect to 10% of the shares of Common Stock issuable to such holder upon such conversion.

In addition, on June 3, 2004, all the outstanding shares of Preferred Stock Series B and the Company’s preferred stock series C, no par value per share (the “Preferred Stock Series C”), converted in accordance with their applicable Statement of Rights into 8,714,390, including 1,048,751 restricted shares and 3,321,901 shares of Common Stock, respectively. The conversion of the Preferred Stock

Series B and Preferred Stock Series C occurred automatically upon the Company increasing its authorized number of shares of Common Stock to 100,000,000, which increase the Company effected by filing an amendment to its Articles of Incorporation on June 3, 2004.

NOTE 3: STOCK OPTIONS AND WARRANTS

The summary of the status of the Company’s outstanding options and warrants to purchase shares of Common Stock as of June 30, 2004 and 2003 and changes during the periods then ended is as set forth in the table below. The information provided as of June 30, 2003 is information of i2 Delaware.

	2004		2003
	Number of Options/ Warrants	Weighted Average Exercise Price	Number of Options/ Warrants	Weighted Average Exercise Price
Outstanding at Beginning of Period	16,111,911	$.48	10,527,826.48
Options Granted	537,657	$.77	3,042,861	$.50
Warrants Granted	3,557,169	$.86	343,817	$.44
Exercised	(372,425)	$.08	-0-	n/a
Forfeited	(99,657)	$.45	-0-	n/a

Outstanding at End of Period	19,734,655	$.56	13,914,504	$.48

Options Exercisable at End of Period	11,460,515	$.60	2,738,908.50
Weighted-average Fair Value of Options Granted During the Period		$.06		$.02

As of June 30, 2004, the range of option and warrant exercise prices for outstanding and exercisable options and warrants was $.01 to $1.00 with a weighted average remaining contractual life of 2.80 years.

NOTE 4: STOCK APPRECIATION RIGHTS AND RESTRICTED SHARE UNITS

In October 2002, i2 Delaware reduced the compensation of all executives of i2 Delaware by twenty-five percent (25%). In November 2002, i2 Delaware further reduced the compensation of its Chief Executive Officer and President to the minimum salary necessary to maintain group insurance coverage. To provide i2 Delaware executives with the opportunity to restore this lost compensation at a future date, i2 Delaware established a stock appreciation rights plan effective October 1, 2002. i2 Delaware’s stock appreciation rights plan provided that, at the time i2 Delaware changes ownership or becomes a publicly held company, i2 Delaware executives receive shares of i2 Delaware’s common stock or an amount of cash equal to the difference between the fair market value of i2 Delaware’s common stock and the applicable initial value of their stock appreciation rights. For the period from October 1, 2002 through June 30, 2003, the conversion rate was $1.875 per each stock appreciation right for each $1.00 in reduced salary. Effective May 1, 2003, the conversion rate was amended to $3.00 per each stock appreciation right for each $1.00 in reduced salary. As of June 30, 2004 and 2003, the total aggregate salary reduction accrual amount is $0 and $416,350, respectively.

On December 31, 2003, i2 Delaware terminated its stock appreciation rights and terminated all outstanding rights granted pursuant thereto. As consideration for the termination of the outstanding rights, holders of such rights received restricted stock or forgiveness of outstanding notes owed to i2 Delaware at rate of $3.00 per right. On December 31, 2003, i2 Delaware also amended its stock option plan to provide for the granting of restricted stock. Under i2 Delaware’s stock option plan, shares of restricted stock may be awarded to employees without cost to the employee. Each restricted share awarded to a participant represents an unfunded, unsecured right, which is nontransferable except in the event of death of the employee, to receive one share of i2 Delaware’s common stock on the date specified in the grant. In connection with the Merger, each outstanding share of i2 Delaware’s restricted common stock was converted into restricted shares of Common Stock and Preferred Stock Series B as set forth in the Merger Agreement. The restricted shares granted under i2 Delaware’s stock option plan vest in equal installments over three years, with immediate vesting upon termination or employment. Information with respect to restricted shares and stock appreciation rights as of June 30, 2004 and 2003 is set forth in the table below. Information as of June 30, 2003 is that of i2 Delaware.

	2004	2003
Stock Appreciation Rights Granted	-0-	198,829
Stock Appreciation Rights Outstanding	-0-	198,829
Restricted Units Granted	239,481	-0-
Weighted Average Fair Value of Shares	$.45	n/a
Pre-Tax Compensation Expense Charged to Earnings, net of cancellations	$-0-	$-0-
Cancellation of Notes Receivable	$-0-	$-0-

In September 2003, i2 Delaware instituted a second salary reduction plan pursuant to which executives of i2 Delaware agreed to an additional salary decrease. Under this plan, i2 Delaware agreed to repay the difference between the wages paid immediately prior to the start of the plan and their reduced salary plus 20% of the difference. The deferred amount is due at a time when the Company becomes cash flow positive. As of June 30, 2004 and 2003, the amount of deferred compensation accrued was $256,465 and $0, respectively.

NOTE 5: DEVELOPMENT STAGE ENTERPRISE

As a result of the Merger and the Asset Sale, the Company has changed its business model and its operations now consist solely of the operations of i2 Delaware and its direct, wholly-owned subsidiary, SuperCaller. i2 Delaware is a development stage enterprise in that planned principal operations have only recently begun and only insignificant amounts of revenue have occurred through June 30, 2004. Development stage activities in which i2 Delaware, and now the Company, have been actively engaged include building a management team, financial planning, raising capital, research and development, establishing sources of supply, acquiring property and equipment and other operating assets, training personnel, developing markets, building a network operation center, and developing customer billing systems.

Because of the factors noted in the preceding paragraph, the Company incurred a net loss of $1,508,243 during the quarter ended June 30, 2004 compared to i2 Delaware’s net loss of $868,773 during the quarter ended June 30, 2003. These losses, as well as the uncertain conditions that the Company faces relative to its ongoing debt and equity fund-raising efforts, create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s success in its ability to obtain needed financing. There is no guarantee that this financing will be available, and even if available, that it will be available on terms acceptable or favorable to the Company. The Company expects that if revenues and outside financing are inadequate to fund all the Company’s cash obligations through at least June 30, 2005, these financing requirements will be provided by one or more of its existing shareholders.

NOTE 6: SUBSEQUENT EVENTS

On August 11, 2004, the Company completed a private placement of 4,500 shares of its preferred stock series D, no par value per shares (the “Preferred Stock Series D”), warrants to purchase 2,812,500 shares of Common Stock and 1,125 additional investment right units for an aggregate purchase price of $4.5 million, with net proceeds to the Company of 4,200,000. The shares of Preferred Stock Series D issued in the private placement are convertible into an aggregate of 5,625,000 shares of Common Stock, subject to adjustment, with each share of Preferred Stock Series D being convertible into 1,250 shares of Common Stock, subject to adjustment. Each additional investment right unit is exercisable into one share of Preferred Stock Series D and a warrant to purchase 625 shares of Common Stock, subject to adjustment, at an exercise price of $1,000 per unit. The warrants issued in the private placement and issuable upon exercise of the additional investment right units are exercisable for a period of three years at an exercise price of $0.96 per share.

The securities offered and sold in the private placement have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. As part of the terms of the private placement, the Company is obligated to file a registration statement to register for resale under the Securities Act the shares of Common Stock underlying the shares of Preferred Stock Series D and warrants issued in the private placement and issuable upon exercise of the additional investment right units.

During the second quarter of 2004, the Company issued three promissory notes to two investors in the aggregate amount of $985,000. The notes carried an interest rate of 7%. In addition, pursuant to the terms of the notes, the Company became obligated to issue 205,209 warrants to the investors upon the closing of the private placement of the Preferred Stock Series D. On August 11, 2004, the two investors converted their promissory notes into shares of Series D Preferred Stock, and the promissory notes were retired.

Additionally, on July 28, 2004, Hubert Phipps, a director of the Company, loaned the Company $100,000 dollars for short term working capital needs. The Company retired the note on August 13, 2004. In lieu of a paying a coupon interest rate, the Company issued a warrant to purchase 15,000 shares of Common Stock.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Certain statements in this Quarterly Report in future filings by the Company with the SEC and in the Company’s written and oral statements that are not statements of historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “will” and similar expressions are examples of words that identify forward-looking statements. Forward-looking statements include, without limitation, statements regarding our future financial position, business strategy and expected cost savings. These forward-looking statements are based on our current beliefs, as well as assumptions we have made based upon information currently available to us.

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

OVERVIEW

The Company was organized in 1988 and has operated as a provider of VoIP services since February 2004 when it acquired i2 Delaware by means of merger. The Company, through i2

Delaware, provides low-cost telecommunications services employing next-generation VoIP technology. These operations are based in Boca Raton, Florida; Atlanta, Georgia; Redwood City, California; Malaysia and China. Through i2 Delaware, the Company controls its own proprietary technology and outsources its production and service functions with strategic partners. The Company, through i2 Delaware, provides micro gateway adapters (InternetTalker(TM)), VoIP long distance and other enhanced communication services to subscribers. The Company’s proprietary technology platform is built to the SIP standard. The Company’s revenue model now includes prepaid revenue from the sale of i2 Delaware’s InternetTalker(TM) integrated access device, recurring monthly subscriptions, call minute termination and OEM royalties. The Company believes its proprietary technology provides meaningful advantages as compared to the technology of other VoIP providers particularly in the areas of quality of service, flexibility (i.e., broadband and dial-up capability in the same unit) and ease of use. The Company’s proprietary technology platform is built to the SIP standard and offers the end user the following primary benefits:

•	near carrier grade quality of service;

•	low cost long distance calling worldwide;

•	broadband and dial-up technology in the Company’s InternetTalker™ IAD;

•	plug and play technology using traditional phones without professional installation;

•	unlimited global calling among InternetTalker™ IAD users with a minimal monthly subscription; and

•	cellular bridge connectivity

RESULTS OF OPERATIONS

Results of operations of the Company for the three-months ended June 30, 2004 compared with the results of operations of i2 Delaware for the three-months ended June 30, 2003.

The following discussion is a comparative narrative for the results of operations for the three-months ended June 30, 2004 of the Company as compared with i2 Delaware for the three-months ended June 30, 2003.

Revenues increased from $29,550 for the second quarter of 2003 to $138,944 for the second quarter of 2004. The increase in revenues was driven by increased sales of the Company’s IAD unit, coupled with increased billings for long distance minutes consumed by the Company’s customer base and fees charged for distributor agreements.

Cost of revenues decreased slightly from $136,755 for second quarter of 2003 to $115,269 for second quarter of 2004. This decrease is attributable to revenues consisting of more long distance minutes and fees charged to distributors during the second quarter of 2004 as compared to the second quarter of 2003 when sales consisted of the more costly to produce IAD relative to the cost of long distance minutes.

Gross profit for the second quarter of 2004 was $23,675 as compared to a negative $107,205 for the second quarter of 2003. Again, the increase in gross profit is attributable to the Company selling more long distance minutes and fees charged to distributors in the second quarter of 2004 as compared with the second quarter of 2003 when the more costly MG-2 was the primary source of sales.

Loss from operations for the second quarter of 2003 as compared to the second quarter of 2004 increased from $835,575 to $1,501,368. Total sales, general and administrative expenses increased from $728,370 to $1,525,043 in the second quarter of 2003 as compared to the second quarter of 2004. This increase was largely attributable to the quarter over quarter increase in sales, general and administrative expenses of approximately $310,000. The majority of the increase in sales, general and administrative resulted from increased personnel costs and increased legal and accounting fees due to the Merger.

Net loss for the second quarter of 2004 was $1,508,243 as compared to a net loss for the second quarter of 2003 of $868,773.

The Company’s accounts receivable balance increased between June 30, 2003 and June 30, 2004 by approximately $85,000. This increase is primarily due the Company having only prepaid sales during the second quarter of 2003 compared to 2004 when the Company was providing credit to its larger customers, such as China Unicom. The Company’s inventory balance increased by approximately $200,000 between June 30, 2003 and June 30, 2004. The inventory increase is primarily due to the Company beginning the manufacturing of its next-generation IAD, the MG-3, which caused an increase in raw materials, work-in-process and finished goods. The Company’s property, plant and equipment was basically unchanged between the 2nd quarter of 2004 and the second quarter of 2003, as the Company made no large P, P&E purchases.

	For the Three Months Ended June 30,
	2004	2003	Variance	Percentage
Gross Revenue	$138,944	$29,550	$109,394	370%
Cost of Sales	115,269	136,755	(21,486)	-15.71%

Gross Profit	$23,675	$(107,205)	$83,530	180%
Operating Expenses:
General and Administrative Expenses	1,525,043	835,575	689,468	85.51%
Other Income (Expense) Net	(6,875)	(33,198)	(26,323)	79.29%

Net Loss	$(1,508,243)	$(868,773)	$(639,470)	73.61%

Results of operations of the Company for the three months ended June 30, 2004 compared with the results of operations of the Company for the three months ended June 30, 2003.

The following discussion is a comparative narrative for the results of operations of the Company for the three months ended June 30, 2004 compared to the results of operations of the Company for the three months ended June 30, 2003.

Revenues for the second quarter of 2004 were $138,944 as compared to $193,000 for the same period in 2003. Cost of revenues for the second quarter of 2004 were $115,269 as compared to $47,000 for the same period in 2003. Sales, general and administrative expenses for the second quarter of 2004 were $1,525,043 as compared to $126,000 for the same period in 2003. Net loss for the second quarter of 2004 was $1,508,243 as compared to net income for the same period in 2003 of $18,000. The large fluctuations for the first quarter 2004, as compared to the same period in 2003, are due primarily to the Company changing it’s line of business from providing digital advertising to providing VoIP services as a result of the Merger and the Asset Sale.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources of the Company as of June 30, 2004 as compared with liquidity and capital resources of i2 Delaware as of June 30, 2003.

The following discussion is a comparative narrative regarding liquidity and capital resources of the Company at June 30, 2004 as compared to the liquidity and capital resources of i2 Delaware at June 30, 2003.

On June 30, 2004, the Company had a working capital deficit of approximately $751,539, compared to the June 30, 2003 working capital deficit of approximately $340,541. The Company’s working capital position decreased by approximately $410,998 for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The decrease in working capital was primarily due to increases in the Company’s accounts receivable of approximately $100,000, inventory balance of approximately $200,000, and prepaid expenses of approximately $250,000 and decreases in accounts payable of approximately $50,000.

Cash used in operating activities was approximately $1,654,913 for the second quarter of 2004 as compared to $1,120,639 for the same period in 2003. Net loss of approximately $1,508,243 for the second quarter of 2004 is reduced by non-cash items of depreciation and amortization amounting to approximately $107,106. Primary sources of cash inflows from operations are from pre-paid charges and receivables collected from sales to customers for the Company’s IAD, as well as the collection of revenue for carrying long distance calls, from monthly service fees and fees charged to distributors. Future cash inflows from sales are subject to the Company’s pricing and ability to procure business at existing market conditions.

Net cash used in investing activities was $22,875 for the second quarter of 2004 as compared to $288,691 for the same period in 2003. Both periods investing activities were primarily due to equipment purchases and payment for patents and trademarks.

Cash flows provided by financing activities were approximately $991,511 for the second quarter of 2004 as compared to $1,022,719 for the same period in 2003. The principal source of cash for the second quarter of 2004 was from the issuance of convertible notes in the amount of $985,000 as compared to the principal source of cash for the second quarter of 2003 from the issuance of $1,020,000 in convertible notes.

Results of operations of the Company for the six months ended June 30, 2004 compared with the results of operations of i2 Delaware for the six months ended June 30, 2003.

The following discussion is a comparative narrative for the results of operations for the six months ended June 30, 2004 of the Company as compared with i2 Delaware for the six month period ended June 30, 2003.

Revenues increased from $108,750 for the six months ended 2003 to $266,388 for the six months ended 2004. Revenues increased as a result of increased sales of the Company’s internet access device. Additionally, the Company experienced increased billings for long distance minutes consumed by the Company’s customer base and fees charged for distributor agreements.

Cost of revenues decreased slightly from $325,772 for the six months ended 2003 to $288,652 the six months ended 2004. This decrease is again attributable to revenues being made up of more long distance minutes and fees charged to distributors during the six months ended 2004 as compared to the six months ended 2003 when sales were comprised of the more costly to produce IAD relative to the cost of long distance minutes.

Gross profit for the six months ended 2004 was negative $22,264 as compared to a negative $217,022 for the six months ended 2003. As previously stated, the increase in gross profit is attributable to the Company selling more long distance minutes and fees charged to distributors for the six months ended 2004 as compared with the six months ended 2003 when the more costly MG-2 was the primary source of sales.

Loss from operations for six months ended 2004 as compared to the six months ended 2003 increased from $2,022,109 to $2,976,436. Total selling, general and administrative expenses increased from $1,805,087 to $2,954,172 for the six months ended June 30, 2004 as compared to the same period of 2003. The majority of the selling, general and administrative SG&A increase came from increased personnel costs and substantial increased merger related expenses as a result of the Merger.

Finally, net loss for the six months ended 2004 was $2,993,543 as compared to a net loss for the six months ended June 30, 2003 of $2,102,533. The increased net loss is again a result of the Company’s continued spending on developing its business model, the costs associated with expanding its sales force and the continued research and development expenditures on the Company’s IAD product.

	For the Six Months Ended June 30,
	2004	2003	Variance	Percentage
Gross Revenue	$266,388	$108,750	$117,638	108%
Cost of Sales	288,652	325,772	(37,120)	-11.39%

Gross Profit	$(22,264)	$(217,022)	$80,518	37%
Operating Expenses:
General and Administrative Expenses	2,954,172	1,805,087	1,149,085	63.65%
Other Income (Expense) Net	(17,107)	(80,424)	(63,317)	78.73%

Net Loss	$(2,993,543)	$(2,102,533)	$(1,085,768)	51.64%

Results of operations of the Company for the six months ended 2004 compared with the results of operations of the Company for the six months ended 2003.

The following discussion is a comparative narrative for the results of operations of the Company for the six months ended 2004 compared to the results of operations of the Company for the six months ended 2003, which are the operations of Digital Data Networks.

Revenues for the six months ended 2004 were $266,388 as compared to $399,000 for the six months ended 2003. Cost of revenues for the six months ended 2004 was $288,652 as compared to $80,000 for the same period in 2003. Selling, general and administrative expenses for the six months ended 2004 were $2,954,172 as compared to $238,000 for the same period in 2003. Net loss for the six months ended 2004 was $2,993,543 as compared to net income for the same period in 2003 of $77,000. The large fluctuations the six months ended 2004, as compared to the same period in 2003 are due to the Company changing it’s line of business from providing digital advertising to providing VoIP services as a result of the Merger and the Asset Sale.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources of the Company for the six months ended June 30, 2004 as compared with liquidity and capital resources of i2 Delaware for the six months ended June 30, 2003.

Cash used in operating activities was approximately $3,229,186 for the six months ended June 30, 2004. Net loss of approximately $2,993,543 is reduced by non-cash items of depreciation and amortization amounting to approximately $213,400. Primary sources of cash inflows from operations are from pre-paid charges and receivables collected from sales to customers for the Company’s IAD, as well as the collection of revenue for carrying long distance calls, from monthly service fees and fees charged to distributors. Future cash inflows from sales are subject to the Company’s pricing and ability to procure business at existing market conditions.

Net cash used in investing activities was a negative $102,134 for the first six months of 2004 as compared to a negative $833,125 for the same period in 2003. The substantial cash used during 2003 was primarily the result of equipment purchases of approximately $793,571.

Cash flows provided by financing activities were approximately $2,766,511 for the first six months of 2004 as compared to $3,184,548 for the same period in 2003. The principal source of cash for the six month period ended June 30, 2004 was from i2 Delaware’s issuance of convertible notes in the amount of $985,000 as compared to the principal source of cash for the six month period ended June 30, 2003 being from the issuance of $3,270,000 in convertible notes.

On August 11, 2004, the Company completed a private placement of shares of its Preferred Stock Series D, warrants and additional investment right units for an aggregate purchase price of $4.5 million, with net proceeds to the Company of $4.2 million. The net proceeds are intended for general corporate purposes. Management believes that the capital recently raised should be sufficient to meet the Company’s short cash requirements for projects, such as increasing its sales force and continuing to refine the Company’s IAD product. The achievement of the Company’s long term goals will be dependent upon the level of sales the Company is able to achieve and the associated cash flows generated from those sales.

OFF BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in litigation with customers, vendors, suppliers and others in the ordinary course of business, and a number of claims may exist at any given time. Except for the pending matters described in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2003 and the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, the Company is not a party to any material legal proceedings other than ordinary, routine claims and proceedings incidental to its business, and the Company does not expect these ordinary routine claims and proceedings, either individually or in the aggregate, to have a material adverse effect on the Company.

Item 2. Change in Securities and Small Business Issuer Purchases of Equity Securities.

On June 3, 2004, the Company issued an aggregate of 24,792,392, including 1,048,751 shares of restricted stock shares of Common Stock upon conversion of all outstanding shares of Preferred Stock Series A-1, Preferred Stock Series A-2, Preferred Stock Series B and Preferred Stock Series C in accordance with the applicable Statement of Rights of such preferred stock. In addition, upon conversion of the outstanding shares of Preferred Stock Series A-1 and Preferred Stock Series A-2, the Company paid to the holders of such preferred stock all accrued and unpaid dividends on such preferred stock in an aggregate of 98,147 shares of Common Stock. Such shares of Common Stock issued upon conversion of the Preferred Stock Series A-1, Preferred Stock Series A-2, Preferred Stock Series B and Preferred Stock Series C, and issued in respect of dividends accrued on the Preferred Stock Series A-1 and Preferred Stock Series A-2 were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act (“Section 4(2)”). The Company based such reliance upon factual representations made to the Company concerning the recipient’s investment intent and sophistication, among other things.

During the quarter ended June 30, 2004, the Company issued options and warrants to purchase an aggregate of 267,266 shares of Common Stock to 10 individuals in connection with such individuals’ commencement of employment with the Company or in conjunction with consulting projects. Such options and warrants were issued without registration under the Securities Act, in reliance upon the exemption set forth in Section 4(2). The Company based such reliance upon factual representations made to the Company concerning each recipient’s investment intent and sophistication, among other things.

On May 14, 2004, June 7, 2004 and June 8, 2004, the Company issued non-negotiable promissory notes in principal amounts of $500,000, $185,000 and $300,000, respectively. These notes were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act. The Company based such reliance upon factual representations made to the Company concerning the recipient’s investment intent and sophistication, among other things.

During the second quarter of 2004, 5 individuals exercised 372,425 options into an equivalent number of the Company’s common stock. During the same period, there were no employees who exercised stock options.

Item 4: Submission to a Vote of Securities Holders

The Annual Meeting of Shareholders of the Company was held on June 3, 2004, in Boca Raton, Florida (the “Meeting”). At the Meeting, the shareholders of the Company voted on the following proposals:

(1) to elect a board of six directors to serve until the Company’s next annual meeting of shareholders and until their successors are elected and qualified;

(2) to approve an amendment to the Company’s amended and restated articles of incorporation to increase the number of authorized shares of the Company’s Common Stock from 10,000,000 to 100,000,000 and to increase the number of authorized shares of the Company’s preferred stock, no par value per share from 1,000,000 to 5,000,000;

(3) to approve and adopt the Company’s 2004 Stock Incentive Plan; and

(4) to ratify the appointment of Freedman & Goldberg Certified Public Accountants, P.C. as the independent auditors of the Company for the year ending December 31, 2004.

The foregoing proposals were set forth and described in the Notice of Annual Meeting of Shareholders and Proxy Statement of the Company dated May 7, 2004. The results of the vote with respect to the foregoing proposals are as follows:

	For	Withheld	Against	Abstain	Broker Non Votes
Proposal 1:
Paul R. Arena	24,533,478	9,100	—	—	1,639,670
Audrey L. Braswell	24,540,978	1,600	—	—	1,639,670
Robert F. Hussey	24,540,978	1,600	—	—	1,639,670
Bernard Kossar	24,540,978	1,600	—	—	1,639,670
Hubert Phipps	24,540,978	1,600	—	—	1,639,670
Anthony F. Zalenski	24,533,478	9,100	—	—	1,639,670
Proposal 2:	23,188,177	—	24,794	0	?
Proposal 3:	23,030,472	—	176,012	0	?
Proposal 4:	24,542,578	—	0	0	1,639,670

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The exhibits required to be filed with this Quarterly Report are set forth on the Exhibit Index filed herewith.

(b) Reports on Form 8-K.

During the quarter ended June 30, 2004, the Company filed with the SEC the following Current Reports on Form 8-K:

(i) on April 7, 2004, a Current Report on Form 8-K/A to amend and restate Item 7 of the Current Report on Form 8-K filed by the Company on March 12, 2004, which item set forth the audited financial statements of i2 Delaware as of and for the period ended December 31, 2003, the Company’s Unaudited Pro Forma Condensed Consolidated Balance Sheet as of December 31, 2003 and the Company’s Unaudited Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 2003; and

(ii) on April 27, 2004, a Current Report on Form 8-K reporting under Items 4 and 7 thereof changes in the Company’s independent public accountant.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

i2 TELECOM INTERNATIONAL, INC.

Date: August 16, 2004	/s/ Paul R. Arena
Paul R. Arena
Chief Executive Officer
(duly authorized signatory and Principal Executive Officer)

EXHIBIT INDEX

3.1	Amendment to the Company’s Articles of Incorporation filed June 3, 2004.

3.2	Amendment to the Company’s Articles of Incorporation filed August 10, 2004.*

10.1	Form of Conversion Agreement dated as of April 6, 2004 between the Company and each holder of the Company’s Preferred Stock Series A-1.

10.2	Non-Negotiable Promissory Note dated May 14, 2004 made by the Company in favor of Vestal Venture Capital in principal amount of $500,000.00.

10.3	Non-Negotiable Promissory Note dated June 7, 2004 made by the Company in favor of Vestal Venture Capital in principal amount of $185,000.00.

10.4	Non-Negotiable Promissory Note dated June 8, 2004 made by the Company in favor of Midsouth Investor Fund, LP in principal amount of $300,000.00.

10.5	Form of Acknowledgement and Agreement dated July 6, 2004 between the Company and each former holder of the Company’s Preferred Stock Series A-1 and Preferred Stock Series A-2.

31.1	CEO Certification

31.2	CFO Certification

32.1	Section 906 CEO Certification

32.2	Section 906 CFO Certification

*	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 13, 2004.