Form 10QSB
period 2004-09-30
I2 TELECOM INTERNATIONAL INC
filed 2004-11-12
CIK 949371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of November 12, 2004, the registrant had 34,951,671 shares of common stock outstanding.

i2 TELECOM INTERNATIONAL, INC.

AND SUBSIDIARY

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

As of September 30, 2004 and 2003

ASSETS

	2004	2003
Current Assets
Cash	$1,740,931	$12,067
Accounts Receivable, Net of Allowance for Doubtful Accounts of $50,000 and $-0-, respectively	447,123	141,047
Inventories	906,450	768,257
Prepaid Expenses and Other Current Assets	255,046	63,099

Total Current Assets	3,349,550	984,470

Property and Equipment, Net	1,269,314	776,593

Other Assets
Intangible Assets, Net of Accumulated Amortization of $379,704 and $160,920, respectively	2,934,602	3,123,725
Deposits	62,822	41,338

Total Other Assets	2,997,424	3,165,063

Total Assets	$7,616,288	$4,926,126

i2 TELECOM INTERNATIONAL, INC.

AND SUBSIDIARY

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

As of September 30, 2004 and 2003

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	2004	2003
Current Liabilities
Accounts Payable and Accrued Expenses	$1,445,543	$851,608
Deferred Revenue	100,000	100,000
Notes Payable-Current	118,480	350,000

Total Current Liabilities	1,664,022	1,301,608

Long-Term Debt – Notes Payable	-0-	4,225,000

Total Liabilities	1,664,022	5,526,608
Stockholders’ Equity (Deficit)
Preferred Stock, No Par Value, 5,000,000 Shares Authorized, 4,500 Shares and -0- Shares Issued and Outstanding, respectively	4,500,000	-0-
Common Stock, $.01 Par Value, 10,000,000 Shares Authorized, -0- Shares and 1,938,863 Shares Issued and Outstanding, respectively	-0-	19,388
Common Stock, No Par Value, 100,000,000 Shares Authorized, 33,360,609 Shares and -0- Shares Issued and Outstanding, respectively	12,148,682	-0-
Restricted Units	946,626	-0-
Additional Paid-In Capital	-0-	4,221,993
Accumulated Deficit During The Development Stage	(11,643,042)	(4,648,020)

	5,952,266	(406,639)
Less: Notes Receivable from Stock Sales	-0-	(193,843)

Total Stockholders’ Equity (Deficit)	5,952,266	(600,482)

Total Liabilities and Stockholders’ Equity (Deficit)	$7,616,288	$4,926,126

i2 TELECOM INTERNATIONAL, INC.

AND SUBSIDIARY

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

From the Date of Inception (February 28, 2002) through September 30, 2004

	Cumulative From Inception to September 30, 2004	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2003	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2003
Revenue	$628,225	$215,172	$15,277	$481,560	$124,027

Cost of Revenue	900,840	199,975	33,152	488,627	358,924

Gross Profit (Loss)	(272,615)	15,197	(17,877)	(7,067)	(234,897)

General and Administrative Expenses	11,036,007	1,827,845	971,045	4,782,017	2,776,132

Loss From Operations	(11,308,622)	(1,812,648)	(988,920)	(4,789,084)	(3,011,029)

Other Income (Expense)
Interest Income	11,936	1,628	5,297	1,743	6,838
Interest Expense	(255,999)	(10,105)	(60,455)	(27,327)	(142,420)
Gain on Forbearance of Debt	27,643	27,643	-0-	27,643	-0-
Loss on Subscription List	(118,000)	-0-	-0-	-0-	-0-

Total Other Income (Expense)	(334,420)	19,166	(55,158)	2,059	(135,582)

Net Income (Loss)	$(11,643,042)	$(1,793,482)	$(1,044,078)	$(4,787,025)	$(3,146,611)

Weighted Average Common Shares:
Basic	8,879,500	34,238,549	4,372,570	19,069,547	4,381,536
Diluted	25,978,840	46,981,359	25,930,774	39,217,702	21,722,871
Earnings Per Common Share:
Basic	$(1.11)	$(.05)	$(.24)	$(.25)	$(.72)
Diluted	$(.37)	$(.04)	$(.04)	$(.12)	$(.14)

i2 TELECOM INTERNATIONAL, INC.

AND SUBSIDIARY

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

From the Date of Inception (February 28, 2002) through September 30, 2004

	Cumulative From Inception to September 30, 2004	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2003	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2003
Cash Flows From Operations
Net Loss From Continuing Operations	$(11,643,042)	$(1,793,482)	$(1,044,078)	$(4,787,025)	$(3,146,611)
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Bad Debts	50,000	50,000	-0-	50,000	-0-
Depreciation and Amortization	701,919	120,471	98,981	333,871	269,035
Interest Paid Via Issuance of Stock	192,604	-0-	63,151	-0-	63,151
Gain on Forbearance of Debt	(27,643)	(27,643)	-0-	(27,643)	-0-
Stock Compensation	897,952	-0-	-0-	-0-	-0-
(Increase) Decrease In:
Accounts Receivable	(497,123)	(271,274)	(1,550)	(350,385)	(141,047)
Inventories	(711,688)	67,667	5,381	(139,439)	(432,930)
Prepaid Expenses	(211,104)	25,726	(30,946)	(194,570)	(40,884)
Other Assets	(62,822)	(6,868)	(2,378)	(19,758)	(17,851)
Increase (Decrease) In:
Accounts Payable and Accrued Expenses	1,210,401	586,336	(80,207)	656,696	98,575
Deferred Revenue	100,000	-0-	(1,103)	-0-	100,000

Net Cash Used In Operating Activities	(10,000,546)	(1,249,067)	(992,749)	(4,478,253)	(3,248,562)

Cash Flows From Investing Activities
Equipment Purchases	(1,572,864)	(528,780)	-0-	(608,945)	(793,571)
Payments for Patents and Trademarks	(123,288)	(4,290)	(46,802)	(26,259)	(86,356)
Investment in Subsidiary	(1,239,422)	-0-	-0-	-0-	-0-

Net Cash Used In Investing Activities	(2,935,574)	(533,070)	(46,802)	(635,204)	(879,927)

Cash Flows From Financing Activities
Net Proceeds (Payments) From Shareholder Loans	-0-	-0-	225,000	(225,000)	219,000
Proceeds from Issuance of Convertible Notes	6,885,000	-0-	730,000	985,000	4,000,000
Proceeds From Notes Payable	100,000	-0-	-0-	-0-	-0-
Payment of Notes Payable	(372,463)	(248,560)	-0-	(272,463)	(100,000)
Issuance of Common Stock	2,471,282	150,016	-0-	150,206	-0-
Issuance of Preferred Stock	5,545,224	3,515,000	-0-	5,545,224	-0-
Proceeds from Stock Notes Receivable	46,491	-0-	-0-	-0-	20,077
Cash From Subsidiary Acquired Via Stock Exchange	1,517	-0-	-0-	-0-	-0-

Net Cash Provided By Financing Activities	14,677,051	3,416,456	955,000	6,182,967	4,139,077

Increase (Decrease) in Cash	1,740,931	1,634,319	(84,551)	1,069,510	10,588
Balance, Beginning of Period	-0-	106,612	96,618	671,421	1,479

Balance, End of Period	$1,740,931	$1,740,931	$12,067	$1,740,931	$12,067

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

On February 27, 2004, the Company sold substantially all of its operating assets relating to the operations of The Transit Network to InTransit Media, Inc. (“InTransit Media”) in exchange for InTransit Media assuming certain obligations and liabilities relating to such assets (the “Asset Sale”), pursuant to that certain Asset Purchase Agreement dated January 30, 2004, as amended by the First Amendment thereto dated February 26, 2004, between the Company and InTransit Media (as so amended, the “Asset Purchase Agreement”).

On March 5, 2004, in connection with the Merger and the Asset Sale, the Company changed its name from “Digital Data Networks, Inc.” to “i2 Telecom International, Inc.” and changed its ticker symbol on the over-the-counter electronic bulletin board from “DIDA” to “ITUI”.

As a result of the Merger, i2 Delaware became a wholly-owned subsidiary of the Company. i2 Delaware, was incorporated in February 2002. In June 2002, i2 Delaware made an equity investment in SuperCaller Community, Inc., a technology development company located in Mountain View, California (“SuperCaller”), and simultaneously entered into an exclusive worldwide marketing, manufacturing and distribution agreement with SuperCaller. SuperCaller possessed leading edge VoIP technology in the areas of telephony protocol engine, audio compression enhancement and echo cancellation. In December 2002, i2 Delaware acquired the remaining equity interests in SuperCaller.

As a result of the Merger and the Asset Sale, the Company’s operations now consist of the operations of the Company’s direct, wholly-owned subsidiary, i2 Delaware, and the Company’s indirect, wholly-owned subsidiary, SuperCaller. For financial reporting purposes, i2 Delaware is the Company’s successor-interest as a result of the Merger. Consequently, this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004 (the “Quarterly Report”), provides financial statements and narrative comparisons for the operations of the Company for such period compared to the operations of i2 Delaware for the same period in 2003.

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

The Company owns its technology and controls its technological development through its engineering group in the Silicon Valley. i2 Delaware has filed five utility patents with 74 claims in the areas of echo cancellation, compression enhancement, cellular connectivity, and telephony protocol engine. The Company has two additional patents in the areas of Multi-NOC Protocol and Dynamic Media Transmission Rate (rate adaptability in both Broadband and Dialup modes). Three additional patents are currently in the discovery phase for subsequent filing.

Liquidity and Going Concern

The Company has experienced net losses and negative cash flows from operations and has an accumulated deficit at September 30, 2004 of approximately $11.6 million. The Company does have a positive working capital position as of September 30, 2004 of approximately $2.25 million dollars. The ability of the Company to generate positive cash flows from operations and net income is dependent, among other things, on market conditions, the recovery of recorded assets, cost control, identifying and securing additional revenue sources, and the Company’s ability to raise capital under acceptable terms. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. As noted in an explanatory paragraph in the Report of Independent Certified Public Accountants on the Company’s audited consolidated financial statements for the year ended December 31, 2003, as set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission (the “SEC”), these conditions raised substantial doubt about the Company’s ability to continue as a going concern.

Accounting for the Reverse Merger

On February 27, 2004, subsequent to the Merger, the Company sold substantially all of its operating assets relating to its digital information network to InTransit Media. Pursuant to the Asset Purchase Agreement, the assets were exchanged for InTransit Media assuming certain liabilities and obligations relating to thereto.

The Merger and Asset Sale are being accounted for as a transfer and exchange and are considered merely a change in legal organization and not a change in the entity. Therefore, all assets and liabilities are transferred at historical cost and the gain on sale of assets is not included in the statements of operations and cash flows for the nine months ended September 30, 2004.

As of the date of the Merger, the Company’s accumulated deficit was $13,700,794. In accounting for the Merger, the accumulated deficit of the Company has been eliminated. The balance of accumulated deficit as of the end of the period represents the accumulated deficit of i2 Delaware since inception. The other capital accounts, including common stock, preferred stock and additional paid-in capital represents the stock issued by the surviving corporation. The write-off the Company’s accumulated deficit has been adjusted by a reduction to the other capital accounts starting with additional paid-in capital, then preferred stock, and the balance against common stock. Since the Company had no outstanding preferred stock prior to the Merger, the preferred stock of the Company has been reduced to zero.

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

Revenue Recognition

The Company recognizes revenue from the sale of its Internet Access Device (“IAD”) micro gateway, from per minute charges for long distance and from user fees, in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 101A and No. 101B (“SAB No. 101”). SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured. Determination of criteria (iii) and (iv) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. The Company has concluded that its revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 101.

Comprehensive Income or Loss

The Company has no components of other comprehensive income or loss, and accordingly, net loss equals comprehensive loss for all periods presented.

Earnings Per Share

For the third quarters of 2004 and 2003, net loss per share is based on the weighted average number of shares of Common Stock outstanding. At September 30, 2004 and September 30, 2003, the Company had outstanding, on a weighted average, 34,238,549 shares and 4,372,570 shares of Common Stock, respectively.

At September 30, 2004, the Company had outstanding (i) 34,951,671 shares of Common Stock; (ii) 4,500 shares of the Company’s Preferred Stock Series D, no par value per share (the “Preferred Stock Series D”); and (iii) options and warrants to purchase 24,905,702 shares of Common Stock. Consequently, on a fully-diluted basis, the Company would have 59,857,373 shares of Common Stock outstanding at September 30, 2004.

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

In addition, prior to the Merger, i2 Delaware issued warrants to key employees, consultants and certain investors, with expiration dates between one and five years. These warrants were also converted in the Merger into the right to purchase shares of Preferred Stock Series B.

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

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied for the three months ended September 30, 2004 and 2003. The information provided as of September 30, 2003, is that of i2 Delaware.

	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2003	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2003
Net Loss, as reported	$(1,793,482)	$(1,044,078)	$(4,787,025)	$(3,146,611)
Add: Stock-based employee compensation expense attributable to common stock options	-0-	-0-	-0-	-0-
Less: Stock-based employee compensation expense attributable to common stock options determined under fair value based method	(289,242)	(6,050)	(521,410)	(70,061)

Net Loss, as Adjusted	$(2,082,724)	$(1,050,128)	$(5,308,435)	$(3,216,672)

Loss Per Share-Basic, as Reported	$(.05)	$(.24)	$(.25)	$(.72)

Loss Per Share-Diluted, as Reported	$(.04)	$(.04)	$(.12)	$(.14)

Loss Per Share-Basic, as Adjusted	$(.06)	$(.24)	$(.28)	$(.73)

Loss Per Share-Diluted, as Adjusted	$(.04)	$(.04)	$(.14)	$(.15)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Interim Financial Data

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003, set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the SEC. The interim financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of i2 Telecom International, Inc. and subsidiaries as of September 30, 2004 and September 30, 2003, and the results of their operations and cash flows for the nine months ended September 30, 2004 and 2003. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2004.

NOTE 2: NOTES PAYABLE

Interest Bearing Note Payables

At September 30, 2004, the current portion of notes payable consists of two notes payable in the amounts of $50,000 and $50,000, at interest rates of 8% and 6%, respectively, due to two individuals and one corporation who were previously affiliated with SuperCaller. The principal and all accrued interest are due and payable upon the Company obtaining certain levels of equity funding. These funding levels are expected to be met prior to September 30, 2005; therefore, the entire $100,000 obligation is reported as a current liability.

On July 7, 2004, the Company entered into an agreement with the holder of a note valued at $250,000. Under the terms of this agreement, the note holder agreed to a reduction in the note’s principal from $250,000 to $235,000 and the elimination of the note’s 6% coupon payment in exchange for a one time payment from the Company of $40,000, which payment was made. As a result of such payment, the note balance was reduced to $195,000. On August 31, 2004, the Company made a $195,000 payment to eliminate the remaining note balance. The elimination of the note payable resulted in a gain to the Company of $15,000 plus accrued interest on the early extinguishment of debt.

Convertible Note Payable

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

In addition, on June 3, 2004, all the outstanding shares of Preferred Stock Series B and the Company’s preferred stock series C, no par value per share (the “Preferred Stock Series C”), converted in accordance with their applicable Statement of Rights into 8,714,890 and 3,321,901 shares of Common Stock, respectively. The conversion of the Preferred Stock Series B and Preferred Stock Series C occurred automatically upon the Company increasing its authorized number of shares of Common Stock to 100,000,000, which increase the Company effected by filing an amendment to its Articles of Incorporation on June 3, 2004.

Private Placement

On August 11, 2004, pursuant to that certain Securities Purchase Agreement dated as of August 11, 2004 among the Company, and the buyers signatory thereto (the “Securities Purchase Agreement”), the Company completed a private placement of 4,500 shares of its Preferred Stock Series D, warrants to purchase 2,812,500 shares of its Common Stock, and 1,125 additional investment right units (the “AIRs”) for an aggregate purchase price of $4.5 million, with net proceeds to the Company of $4.2 million (the “Private Placement”). The Preferred Stock Series D accrue interest (i) until the first anniversary after issuance, at a rate of $70 per share per annum; (ii) from the first anniversary after issuance until the second anniversary of the issuance, at a rate of $80 per share per annum; and (iii) after the second anniversary after issuance, at a rate of $90 per share per annum, subject to adjustment. The shares of Preferred Stock Series D issued in the Private Placement are convertible into an aggregate of 5,625,000 shares of Common Stock, subject to adjustment, with each share being convertible into 1,250 shares of Common Stock, subject to adjustment. Each AIR is exercisable for one share of Preferred Stock Series D and a warrant to purchase 625 shares of Common Stock, subject to adjustment, at an exercise price of $1,000 per unit. The warrants issued in the Private Placement and issuable upon exercise of the AIRs are exercisable for a period of three years at an exercise price of $0.96 per share, subject to adjustment.

NOTE 3: STOCK OPTIONS AND WARRANTS

The summary of the status of the Company’s outstanding options and warrants to purchase shares of Preferred Stock Series B and Common Stock as of September 30, 2004 and 2003 and changes during the periods then ended is as set forth in the table below. All options to purchase Preferred Stock Series B are reflected on a fully-diluted basis, as-if-converted into shares of Common Stock. The information provided as of September 30, 2003 is information of i2 Delaware. The table below includes, at September 30, 2004, the warrants issued at the closing of the Private Placement and the warrants issuable upon the exercise of the AIRs issued at the closing of the Private Placement. See Note 2 above for a description of the Private Placement.

	2004		2003
	Number of Options/Warrants	Weighted Average Exercise Price	Number of Options/Warrants	Weighted Average Exercise Price
Outstanding at Beginning of Period	16,111,911	$.47	10,527,826.48
Options Granted	917,657	$.82	5,168,877	$.48
Warrants Granted	8,873,792	$.89	451,183	$.38
Exercised	(488,411)	$.18	-0-	n/a
Forfeited	(509,247)	$.38	-0-	n/a

Outstanding at End of Period	24,905,702	$.64	16,147,886	$.48

Options Exercisable at End of Period	16,867,783	$.46	2,829,664.49
Weighted-average Fair Value of Options Granted During the Period		$.06		$.03

As of September 30, 2004, the range of option and warrant exercise prices for outstanding and exercisable options and warrants was $.01 to $1.00 with a weighted average remaining contractual life of 2.80 years.

NOTE 4: STOCK APPRECIATION RIGHTS AND RESTRICTED SHARE UNITS

In October 2002, i2 Delaware reduced the compensation of all executives of i2 Delaware by twenty-five percent (25%). In November 2002, i2 Delaware further reduced the compensation of its Chief Executive Officer and President to the minimum salary necessary to maintain group insurance coverage. To provide i2 Delaware executives with the opportunity to restore this lost compensation at a future date, i2 Delaware established a stock appreciation rights plan effective October 1, 2002. i2 Delaware’s stock appreciation rights plan provided that, at the time i2 Delaware changes ownership or becomes a publicly held company, i2 Delaware executives would receive shares of i2 Delaware’s common stock or an amount of cash equal to the difference between the fair market value of i2 Delaware’s common stock and the applicable initial value of their stock appreciation rights. For the period from October 1, 2002 through June 30, 2003, the conversion rate was $1.875 per each stock appreciation right for each $1.00 in reduced salary. Effective May 1, 2003, the conversion rate was amended to $3.00 per each stock appreciation right for each $1.00 in reduced salary. As of June 30, 2004 and 2003, the total aggregate salary reduction accrual amount is $0 and $416,350, respectively.

On December 31, 2003, i2 Delaware terminated its stock appreciation rights plan and terminated all outstanding rights granted pursuant thereto. As consideration for the termination of the outstanding rights, holders of such rights received restricted stock or forgiveness of outstanding notes owed to i2 Delaware at rate of $3.00 per right. On December 31, 2003, i2 Delaware also amended its stock option plan to provide for the granting of restricted stock. Under i2 Delaware’s stock option plan, shares of restricted stock may be awarded to employees without cost to the employee. Each restricted share awarded to a participant represents an unfunded, unsecured right, which is nontransferable except in the event of death of the employee, to receive one share of i2 Delaware’s common stock on the date specified in the grant. In connection with the Merger, each outstanding share of i2 Delaware’s restricted common stock was converted into restricted shares of Common Stock and Preferred Stock Series B as set forth in the Merger Agreement. The restricted shares granted under i2 Delaware’s stock option plan vest in equal installments over three years, with immediate vesting upon termination or employment. Information with respect to restricted shares and stock appreciation rights as of September 30, 2004 and 2003 is set forth in the table below. Information as of September 30, 2003 is that of i2 Delaware.

	2004	2003
Stock Appreciation Rights Granted	-0-	264,954
Stock Appreciation Rights Outstanding	-0-	264,954
Restricted Units Granted	239,481	-0-
Common Stock Equivalents	1,591,065
Weighted Average Fair Value of Shares	$.45	n/a
Pre-Tax Compensation Expense Charged to Earnings, net of cancellations	$-0-	$-0-
Cancellation of Notes Receivable	$-0-	$-0-

In September 2003, i2 Delaware instituted a second salary reduction plan pursuant to which executives of i2 Delaware agreed to an additional salary decrease. Under this plan, i2 Delaware agreed to repay the difference between the wages paid immediately prior to the start of the plan and their reduced salary plus 20% of the difference. The deferred amount is due at a time when the Company becomes cash flow positive. As of September 30, 2004 and 2003, the amount of deferred compensation accrued was $321,837 and $16,423, respectively.

NOTE 5: DEVELOPMENT STAGE ENTERPRISE

As a result of the Merger and the Asset Sale, the Company has changed its business model and its operations now consist solely of the operations of i2 Delaware. i2 Delaware is a development stage enterprise in that planned principal operations have only recently begun and only insignificant amounts of revenue have occurred through September 30, 2004. Development stage activities in which i2 Delaware, and now the Company, have been actively engaged include building a management team, financial planning, raising capital, research and development, establishing sources of supply, acquiring property and equipment and other operating assets, training personnel, developing markets, building a network operation center, and developing customer billing systems.

Because of the factors noted in the preceding paragraph, the Company incurred a net loss of $1,793,492 during the quarter ended September 30, 2004 compared to i2 Delaware’s net loss of $1,044,078 during the quarter ended September 30, 2003. These losses, as well as the uncertain conditions that the Company faces relative to its ongoing debt and equity fund-raising efforts, create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s success in its ability to obtain needed financing. There is no guarantee that this financing will be available, and even if available, that it will be available on terms acceptable or favorable to the Company. The Company expects that if revenues and outside financing are inadequate to fund all the Company’s cash obligations through at least September 30, 2005, these financing requirements will be provided by one or more of its existing shareholders.

NOTE 6: SUBSEQUENT EVENTS

On October 21, 2004, a former employee of the Company, filed a lawsuit against the Company in the Tenth Judicial Circuit Court for Hillsborough County, State of Florida, Civil Division. The plaintiff is alleging breach of his employment contract and is seeking damages for amounts that the plaintiff claims are owed to him but have yet to be paid upon his resignation from the Company. The Company believes that the lawsuit will not have a material effect on the results of operations, financial position, or cash flows of the Company.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2004

The following discussion is a comparative narrative for the results of operations for the period ended September 30, 2004 of the Company as compared with i2 Delaware for the period ended September 30, 2003.

Revenues increased from $15,277 for the third quarter of 2003 to $215,172 for the third quarter of 2004. The increase in revenues was driven by increased sales of the Company’s IAD unit, coupled with increased billings for long distance minutes consumed by the Company’s customer base.

Cost of revenues increased from $33,152 for third quarter of 2003 to $199,975 for third quarter of 2004. This increase is due to a substantially higher number of IAD’s being sold during the current quarter as compared to the year ago quarter. Additionally, there was an increase in minutes used for the quarter ended September 30, 2004 as compared to 2003 resulting in an increase in network usage charges.

Gross profit for the third quarter of 2004 was $15,197 as compared to a negative $17,877 for the third quarter of 2003. The increase in gross profit is attributable to the Company selling the more profitable MG-3 IAD and long distance minutes in the third quarter of 2004 as compared with the third quarter of 2003 when the more costly MG-2 was the primary source of sales.

Loss from operations for the third quarter of 2004 as compared to the third quarter of 2003 increased from $988,920 to $1,812,648. Total sales, general and administrative expenses increased from $971,045 to $1,812,648 in the third quarter of 2003 as compared to the third quarter of 2004. This increase was largely attributable to the fact that the Company’s executives were on a salary reduction program during the 3rd quarter of 2003 in which they were compensated at the lowest allowable rate as required by the Company’s Professional Employment Organization. Additionally, the Company’s legal and accounting fees increased substantially as a result of the Company being a public entity during the third quarter of 2004 as compared to 2003. Finally, during the third quarter of 2004, the Company raised capital through the issuance of 4,500 shares of Preferred Stock Series D, in which the Company incurred approximately $300,000 in fees as a result of the financing.

Finally, net loss for the third quarter of 2004 was $1,793,482 as compared to a net loss for the third quarter of 2003 of $1,044,078.

The Company’s accounts receivable balance increased between September 30, 2004 and December 31, 2003 by approximately $300,000. This increase is attributable to an increase in sales between the third quarter of 2004 and December 31, 2003 of approximately $300,000. The Company’s inventory balance increased by approximately $138,000 between September 30, 2004 and December 31, 2003. The inventory increase is due to the Company beginning the manufacturing of its next-generation IAD, the MG-3, which caused an increase in raw materials, work-in-process and finished goods. Finally, the Company’s property, plant and equipment increased by approximately $439,000 between the third quarter of 2004 as compared to December 31, 2003. This increase is attributable to the Company’s purchase of a class 4/5 soft switch that will increase substantially the Company’s network capacity.

	For the Three Months Ended September 30,
	2004	2003	Variance	Percentage
Gross Revenue	$215,172	$15,277	$199,895	1,308%
Cost of Sales	199,975	33,152	166,823	5,032%

Gross Profit	$15,197	$(17,875)	$33,072	NM
Operating Expenses:
General and Administrative Expenses	1,827,845	971,045	856,800	88.23%
Other Income (Expense) Net	19,166	(55,158)	74,324	NM

Net Loss	$(1,793,482)	$(1,044,078)	$(749,404)	71.78%

RESULTS OF OPERATIONS

For the nine months ended September 30, 2004

The following discussion is a comparative narrative for the results of operations for the nine months ended September 30, 2004 of the Company as compared with i2 Delaware for the nine month period ended September 30, 2003.

Revenues increased from $124,027 for the nine months ended 2003 to $481,560 for the nine months ended 2004. Revenues increased as a result of increased sales of the Company’s internet access device. Additionally, the Company experienced increased billings for long distance minutes consumed by the Company’s customer base.

Cost of revenues increased from $358,924 for the nine months ended 2003 to $488,627 the nine months ended 2004. This increase is again attributable to revenues being made up of more IAD’s being sold during the nine months ending September 30, 2004, as well as increases in long distance minutes and fees charged to distributors during the nine months ended 2004 as compared to the nine months ended 2003.

Gross profit for the nine months ended 2004 was negative $7,067 as compared to a negative $234,897 for the nine months ended 2003. As previously stated, the increase in gross profit is attributable to the Company selling it’s more profitable MG-3 during 2004 as compared to the Company’s MG-2 for 2003 as well as increased sales in long distance minutes and fees charged to distributors for the nine months ended 2004 as compared with the nine months ended 2003.

Loss from operations for nine months ended 2004 as compared to the nine months ended 2003 increased from $3,011,029 to $4,789,084. Total selling, general and administrative expenses increased from $2,776,132 to $4,782,017 for the nine months ended September 30, 2004 as compared to the same period of 2003. The majority of the selling, general and administrative expense increase came from increased personnel costs and substantial increased merger related expenses as a result of the Merger in February 2004.

Finally, net loss for the nine months ended 2004 was $4,787,025 as compared to a net loss for the nine months ended September 30, 2003 of $3,146,611. The increased net loss is again a result of the Company’s continued spending on developing its business model, the costs associated with expanding its sales force and the continued research and development expenditures on the Company’s IAD product.

	For the Nine Months Ended September 30
	2004	2003	Variance	Percentage
Gross Revenue	$481,560	$124,027	$357,533	288.90%
Cost of Sales	488,627	358,924	129,703	36.14%

Gross Profit	$(7,067)	$(234,987)	$227,920	197.05%
Operating Expenses:
General and Administrative Expenses	4,782,017	2,776,132	2,005,885	72.25%
Other Income (Expense) Net	2,059	(135,582)	137,641	NM

Net Loss	$(4,787,025)	$(3,146,611)	$(1,640,414)	52.13%

LIQUIDITY AND CAPITAL RESOURCES

The following discussion is a narrative regarding liquidity and capital resources of the Company at September 30, 2004.

Summary

Liquidity is the measurement of the Company’s ability to have adequate cash or access to cash at all times in order to meet financial obligations when due, as well as to fund corporate expansion and other activities. Historically, the Company has met its liquidity requirements through a combination of issuances of convertible preferred stock and other equity securities.

On September 30, 2004, the Company had a working capital surplus (excess of current liabilities or current assets) of $1,685,528 compared to a working capital surplus of approximately $173,000 on December 31, 2003. The substantial increase between the periods is primarily the result of the Company’s issuance of its Preferred Stock Series D Private Placement.

On September 30, 2004, the Company had a working capital surplus (excess of current liabilities or current assets) of $ 1,685,528 compared to a negative working capital position of $750,000 on June 30, 2004. The Company’s working capital position increased by approximately $3,000,000 for the period ended September 30, 2004 as compared to the period ended June 30, 2004. This increase in working capital was due primarily to the issuance in August 2004 of 4,500 shares of the Company’s Preferred Stock Series D for an aggregate of $4,500,000. Additionally, the Company’s accounts receivable balance increased by approximately $300,000 and its inventory balance increased by approximately $150,000 between the quarter ended September 30, 2004 and the quarter ended June 30, 2004. The accounts receivable increase was due to a large order which was received late in the third quarter of 2004 and the inventory increase attributable to the Company producing the new MG-3 and to the Company having a balance of MG-2 still in finished goods. Again, the Company’s working capital surplus was $1,685,528 compared to an i2 Telecom Delaware working capital surplus of $173,000 on December 31, 2003. As stated the primary source of the increase between September 30, 2004 and December 31, 2003 was the August 2004 issuance of the Company’s Preferred Stock Series D round of financing. Additionally, the Company’s accounts receivable balance increased by approximately $300,000 due to a large customer order being received at the end of September, 2004. The Company’s accounts payable and accrued expenses balance also increased between the quarter ended September 2004 and for the quarter ended December 31, 2003 by approximately $690,000. This increase is attributable to the Company’s purchase of its class 4/5 soft switch during the 3rd quarter of 2004 of approximately $600,000.

The Company’s cash and cash equivalents totaled $1,740,931 on September 30, 2004 as compared to $106,612 on June 30, 2004. Again, this increase is attributable to the Company’s issuance in August 2004 of its Preferred Stock Series D for an aggregate amount of $4,500,000. The Company’s cash and cash equivalents totaled approximately $670,000 for the quarter ended December 31, 2003. The increase cash balance between September 30, 2004 and December 31, 2003 is also attributable to the Company’s issuance of it Preferred Stock Series D.

Cash Flow

For the nine months ended September 30, 2004

Cash used in operating activities for the nine months ended September 30, 2004 was approximately $4,478,000 as compared to approximately $3,248,562 for the nine months ended September 30, 2003. The majority of this difference is attributable to an increase in accounts receivable of approximately $300,000 which was the result of higher sales of the Company’s product and network usage between the period ended September 30, 2004 and the year ago nine months ended September 30, 2003. Additionally, the Company’s accounts payable balance increased by approximately $570,000 for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This is the result of the Company’s purchase of a class 4/5 switch that was purchased to increase the Company’s network capacity.

Cash used in investing activities for the nine months ended September 30, 2004 was approximately $635,000 as compared to approximately $879,000 for the nine months ended September 30, 2003. This decrease for the year over year period is attributable to approximately $185,000 more spent on equipment for the period ended September 30, 2003 vs. that for the period ended September 30, 2004.

Cash provided by financing activities was approximately $6,182,000 for the nine months ended September 30, 2004 as compared to approximately $4,139,000. The increase is due to an increase of approximately $5,500,000 in preferred stock issuance in the year over year period and a decrease of approximately $3,000,000 in convertible notes in the year over year period.

For the three months ended September 30, 2004

Cash used in operating activities was approximately $1,249,000 for the quarter ended September 30, 2004 as compared to approximately $1,654,000 for the quarter ended June 30, 2004 and approximately $993,000 for the year ago quarter ended September 30, 2003. The change between the September and June 2004 quarters is a result of an increase in accounts payable of approximately $625,000. The decrease between September 30, 2004 and September 30, 2003 is a result of an increase in accounts payable of approximately $594,000 coupled with an increase in accounts receivable of approximately $300,000. Net loss of approximately $1,793,000 is reduced by non-cash items of depreciation and amortization amounting to approximately $120,471 for the period ended September 30, 2004. Primary sources of cash inflows from operations are from pre-paid charges and receivables collected from sales to customers for the Company’s IAD, as well as the collection of revenue for carrying long distance calls, from monthly service fees and fees charged to distributors. Future cash inflows from sales are subject to the Company’s pricing and ability to procure business at existing market conditions.

Cash flows provided by financing activities were approximately $3,400,000 for the third quarter of 2004 as compared to $992,000 for the second quarter of 2004 and $955,000 for the year ago quarter ended September 30, 2003. The principal source of cash for the third quarter of 2004 was from the Company’s issuance of its Preferred Stock Series D for an aggregate amount of $4,500,000 as compared to the principal source of cash for the second quarter of 2004 was the issuance of $985,000 in convertible notes. For September 30, 2003 the principal source of cash was the issuance of $730,000 in convertible notes and shareholder loans of $225,000.

Sources of Cash

For 2004, the Company expects that its primary sources of cash will be from cash on hand the issuance of preferred stock and the sale of the Company’s IAD and minutes of use on the Company’s network. The Company expects that its current operations will generate positive income from operations for the next year as the Company increases the number of users on its network. The Company believes it will have sufficient liquidity from its cash on hand to meet its current financial obligations during the next twelve months. To the extent the Company does not have sufficient liquidity from such sources, the Company would be required to obtain additional sources of capital, get assets or otherwise restructure its outstanding indebtedness. If the Company is unable to do so, then it may not be able to meet its outstanding obligations.

The Company’s short-term cash needs are for projects such as increasing Company’s sales force and continuing to add new features to the Company’s IAD product. Management believes that the net proceeds of the Private Placement should be sufficient to meet these needs.

The Company’s long-term cash needs are related to the cost of growing its current business, including capital expenditures and working capital. The Company expects to meet these cost needs through cash from operations, if any, cash on hand, as well as through the possible issuances of equity or debt securities. The achievement of the Company’s long-term goals will be dependent upon the level of sales the Company is able to achieve and the associated cash flows generated from those sales.

The $4,200,000 in net proceeds from the Private Placement was the Company’s primary source of cash flow for the quarter ended September 30, 2004.

OFF BALANCE SHEET ARRANAGEMENTS

None.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Except for the pending matters described in Note 18 to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and the matter discussed below, the Company is not a party to any material legal proceedings other than ordinary routine claims and proceedings incidental to its business, and the Company does not expect these ordinary routine claims and proceedings, either individually or in the aggregate, to have a material adverse effect on the Company.

On October 21, 2004, a former employee of the Company, filed a lawsuit against the Company in the Tenth Judicial Circuit Court for Hillsborough County, State of Florida, Civil Division. The plaintiff is alleging breach of his employment contract and is seeking damages for amounts that the plaintiff claims are owed to him but have yet to be paid upon his resignation from the Company. The Company believes that the lawsuit will not have a material effect on the results of operations, financial position, or cash flows of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 11, 2004, pursuant to the Securities Purchase Agreement, the Company completed a private placement of 4,500 shares of its Preferred Stock Series D, warrants to purchase 2,812,500 shares of its Common Stock, and 1,125 AIRs for an aggregate purchase price of $4.5 million, with net proceeds to the Company of $4.2 million. The shares of Preferred Stock Series D issued in the Private Placement are convertible into an aggregate of 5,625,000 shares of Common Stock, subject to adjustment, with each share being convertible into 1,250 shares of Common Stock, subject to adjustment. Each AIR is exercisable for one share of Preferred Stock Series D and a warrant to purchase 625 shares of Common Stock, subject to adjustment, at an exercise price of $1,000 per unit. The warrants issued in the Private Placement and issuable upon exercise of the AIRs (collectively, the “Warrants”) are exercisable for a period of three years at an exercise price of $0.96 per share.

The shares of Preferred Stock Series D, Warrants and AIRs issued upon closing of the Private Placement were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration set forth in Rule 506 of Regulation D promulgated pursuant to Section 4(2) of the Securities Act. The Company based such reliance upon factual representations made to the Company by the investors in the Private Placement as to such investor’s investment intent, sophistication and status as an accredited investor, as that term is defined in Rule 501 of Regulation D, among other things.

During the quarter ended September 30, 2004, the Company issued warrants to purchase an aggregate 371,250 of shares of Common Stock to 10 companies and individuals for services rendered in connection with the Preferred Stock Series D Private Placement. Such options and warrants were issued without registration under the Securities Act, in reliance upon the exemption set forth in Rule 506 of Regulation D promulgated pursuant to Section 4(2) of the Securities Act. The Company based such reliance upon factual representations made to the Company concerning each recipient’s investment intent and sophistication, among other things.

Additionally, during the quarter ended September 30, 2004, the Company issued options and warrants to purchase an aggregate of 444,381 shares of Common Stock to 8 individuals in connection with such individuals’ commencement of employment with the Company or in conjunction with consulting projects. Such options and warrants were issued without registration under the Securities Act, in reliance upon the exemption set forth in Section 4(2). The Company based such reliance upon factual representations made to the Company concerning each recipient’s investment intent and sophistication, among other things.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The exhibits required to be filed with this Quarterly Report are set forth on the Exhibit Index filed herewith.

(b) Reports on Form 8-K.

Since the beginning of the quarter ended September 30, 2004, the Company filed with the SEC the following Current Reports on Form 8-K:

(i)	on July 19, 2004, a Current Report on Form 8-K reporting under item 5 thereof an amendment to the Company’s Articles of Incorporation which increased the authorized number of shares of Common Stock from 10,000,000 to 100,000,000, and the authorized number of shares of preferred stock from 1,000,000 to 5,000,000;

(ii)	on August 13, 2004, a Current Report on Form 8-K reporting under Item 5 thereof the consummation of the Private Placement;

(iii)	on September 9, 2004, a Current Report on Form 8-K reporting under Item 5.02 thereof changes in the Company’s executive management; and

(iv)	on September 4, 2004, a Current Report on Form 8-K reporting under Item 5.02 thereof changes in the Company’s Board of Directors.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

i2 TELECOM INTERNATIONAL, INC.
Date: November 12, 2004	/s/ Paul R. Arena
Paul R. Arena
Chief Executive Officer
(duly authorized signatory and
Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certification of Designations of Rights and Preferences of Preferred Stock Series D of i2 Telecom International, Inc.*

4.1	Form of Warrant issued by the Company to each buyer in connection with the Private Placement.*

4.2	Form of AIR issued by the Company to each buyer in connection with the Private Placement.*

4.3	Registration Rights Agreement among the Company and the buyers signatory thereto entered into in connection with the Private Placement.*

10.1	Amendment to Employment Agreement between i2 Telecom International, Inc., a Delaware corporation, and Paul Arena dated August 24, 2004.**

10.2	Form of Lock-up Agreement entered into in connection with the Private Placement.*

31.1	CEO Certification

31.2	CFO Certification

32.1	Section 906 CEO Certification

32.2	Section 906 CFO Certification

*	Incorporated by reference to the Company’s Current Report filed on August 13, 2004.
**	Incorporated by reference to the Company’s Current Report filed on September 9, 2004.