Form 10KSB
period 2004-12-31
I2 TELECOM INTERNATIONAL INC
filed 2005-03-31
CIK 949371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-27704

i2 TELECOM INTERNATIONAL, INC.

(Name of Small Business Issuer in its Charter)

Washington	91-1426372
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1200 Abernathy Rd., Suite 1800 Atlanta, GA	30328
(Address of Principal Executive Offices)	(Zip Code)

(770) 512-7174

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value

(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for its most recent fiscal year were $547,656.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as March 15, 2005 was approximately $24,066,020.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 15, 2005, 34,381,172 shares of the issuer’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

Item 1. Description of the Business

Background of the Company

i2 Telecom International, Inc., a Washington corporation formerly known as Digital Data Networks, Inc. (the “Company”), was incorporated as “Transit Information Systems, Inc.” under the laws of the State of Washington on October 17, 1988. In July 1995, the Company changed its name to “Digital Data Networks, Inc.” In March 2004, the Company changed its name to “i2 Telecom International, Inc.” The Company’s offices are currently located at 1200 Abernathy Rd., Suite 1800, Atlanta, GA 30328, and the Company’s telephone number at that address is (770) 512-7174. The Company maintains a website at www.i2telecom.com.

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

On February 26, 2004, a newly-formed, wholly-owned subsidiary of the Company merged with and into i2 Telecom International, Inc., a Delaware corporation (“i2 Delaware”), with i2 Delaware surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”), pursuant to that certain Agreement and Plan of Merger dated as of January 30, 2004, among the Company, a wholly-owned subsidiary of the Company, i2 Delaware and certain stockholders of the Company and i2 Delaware signatory thereto (the “Merger Agreement”). In connection with the Merger, former stockholders of i2 Delaware became entitled to receive shares of Common Stock and shares of various classes and series of the Company’s preferred stock, no par value per share (collectively, the “Preferred Stock”), constituting up to 88.44% of the voting securities of the Company, assuming the issuance of all contingent consideration such stockholders may become entitled to receive pursuant to the Merger Agreement upon the resolution of a certain legal proceeding pending against i2 Delaware. In connection with the Merger, effective February 26, 2004, (i) the Company’s Board of Directors (the “Board of Directors”) appointed Paul R. Arena, Chief Executive Officer and Chairman of the Board of i2 Delaware, to serve as a director of the Company; (ii) all individuals serving as officers of the Company immediately prior to the Merger resigned their positions with the Company; and (iii) the officers of i2 Delaware were appointed as officers of the Company.

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

On December 8, 2004, the Company relocated its corporate headquarters to Atlanta, Georgia in order to be closer to more technology driven companies and to aide in the Company’s recruitment of technology workers.

As a result of the Merger and the Asset Sale, the Company’s operations now consist of the operations of i2 Delaware. The Company’s operations as currently conducted are described below.

Business of the Company

The Company, through its subsidiary, i2 Delaware, provides low-cost telecommunications services employing next-generation Voice over Internet Protocol (“VoIP”) technology. These operations are based in Atlanta, Georgia, San Mateo, California and China. Through i2 Delaware, the Company controls its own proprietary technology and outsources the majority of its production and service functions with strategic partners. The Company, through i2 Delaware, provides the VoiceStick, micro gateway adapters (InternetTalker(TM)), VoIP long distance and other enhanced communication services to subscribers. The Company’s proprietary technology platform is built to the Session Initiation Protocol (“SIP”) standard. The Company’s revenue model now includes revenue from the sale of the VoiceStick and other integrated access devices (“IADs”) along with recurring monthly subscriptions, call minute termination. The Company believes its proprietary technology provides meaningful advantages as compared to the technology of other VoIP providers particularly in the areas of quality of service, flexibility (i.e., broadband and dial-up capability in the same unit) and ease of use.

The Company’s proprietary technology platform is built to the SIP standard and offers the end user the following primary benefits:

•	near carrier grade quality of service;

•	low cost long distance calling worldwide;

•	broadband access via your laptop with the Company’s VoiceStick;

•	broadband and dial-up technology in the Company’s InternetTalker™ IAD;

•	plug and play technology using traditional phones without professional installation; and

•	unlimited global calling among VoiceStick and InternetTalker™ IAD users with a minimal monthly subscription.

The Company’s management intends is focused solely upon VoIP as the Company’s primary line of business. In addition, the Company’s management is constantly exploring various strategic alternatives, including partnering with other telecommunication companies, both foreign and domestic, and engaging in acquisitions of strategic competitors and/or telecommunication service providers. There can be no assurances that such efforts will be successful. The Company may finance these new business opportunities through a combination of equity and/or debt. If the Company determines to finance these opportunities by issuing additional equity, then such equity may have rights and preferences superior to the outstanding Common Stock, and the issuance of such equity will dilute the ownership percentage of the Company’s existing shareholders. If the Company determines to finance these opportunities by incurring debt, then such debt may not be available to the Company on favorable terms, if at all.

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

Competition

Domestically, the long distance market in the United States is highly competitive. The Company faces competition from several much larger providers and numerous similar-sized and smaller providers. This competition is based on price and service offerings, and the Company expects to continue to face competition based on price and service offerings from existing competitors. The principal competitive factors in the market include: price, quality of service, distribution, customer service, reliability, network capacity and the availability of enhanced communications services. Some of the Company’s competitors include AT&T, Inc., MCI, Inc., Sprint, Inc. and Regional Bell Operating Companies such as Southwestern Bell, Inc., all of which offer services and products competitive with the Company’s on the above factors, including offering their own pre-paid calling cards. Some providers, such as Vonage, Inc. and Net2Phone, Inc. offer VoIP services similar to what is offered by the Company.

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

Recent Events

The Company introduced the VoiceStick in the fourth quarter of 2004. The VoiceStick is a plug and play, portable key chain-sized device that inserts directly into the USB port of almost any desktop or notebook computer (including PDA’s). The VoiceStick instantly allows the user to make domestic and international long distance calls via the internet, with the use of an included handset. Once the VoiceStick is installed in the USB port, a dial pad display enables the user to call any telephone in the world directly from the computer, using VoIP technology, at a fraction of normal long-distance rates.

Products and Services

The Company is a low cost long distance voice service provider with proprietary products such as the VoiceStick™, InternetTalker™ IAD and other non-proprietary related devices. The InternetTalker™ IAD is a portable micro gateway that combines state-of-the-art chipset design with patent pending architecture and proprietary software to produce performance believed by the Company to be competitive with other VoIP gateway architectures. The Company uses highly optimized micro controllers and mixed signal integrated circuits, resulting in a very inexpensive and efficient communications platform. The quality of service issues common to previous VoIP designs (dropped calls, delays and echoes) have been greatly reduced. The Company’s state-of-the-art echo-canceling technology delivers sound quality comparable to a conventional phone call.

The VoiceStick™ enables users to:

•	make unlimited calls to other subscribers anywhere in the world using the customer’s laptop and a broadband connection;

•	make long distance calls to people who use a normal telephone line using the i2 Delaware least cost routing network that will provide competitive low cost long distance rates; and

•	receive their own DID phone number.

The VoiceStick™ is a plug and play, portable key chain-sized device that inserts directly into the USB port of almost any desktop or notebook computer (including personal data assistants (“PDAs”). The VoiceStick™ instantly allows the user to make domestic and international long distance calls via the internet, with the use of an included handset and DID phone number. Once the VoiceStick™ is installed in the USB port, a dial pad display enables the user to call any telephone in the world directly from the computer, using VoIP technology, at a fraction of normal long-distance rates.

The InternetTalker™ IAD enables users to:

•	make unlimited calls to other subscribers anywhere in the world using the customer’s existing phone (no new or special IP phone required), at no cost other than the initial cost of the InternetTalker™ IAD and the monthly subscription fee;

•	make long distance calls to people who use a normal telephone line using the i2 Delaware least cost routing network that will provide competitive low cost long distance rates; and

•	make VoIP calls on the Company’s i2 Delaware micro gateway adapter.

The InternetTalker™ IAD is the size of a PDA and enables the user to make secure, worldwide phone calls over the Internet. As simple to install as a fax machine, broadband users simply connect their broadband Internet service to the InternetTalker™ IAD and plug in their regular phone. Dial-up customers adapt to the InternetTalker™ IAD through their personal computer (“PC”). Customers then activate their account by visiting the Company’s website and are ready to make calls. The i2 Delaware subscriber can make unlimited free calls to other subscribers located anywhere in the world for the cost of the InternetTalker™ IAD and a nominal monthly subscription fee. The i2 Delaware subscriber can also make global long distance calls to people who use a standard telephone line through the Company’s least cost routing network at highly competitive long distance rates.

The Company plans to introduce other enhanced services and products through its ongoing investment in research and development. The Company is developing wireless connectivity so that there will be no need for a physical cable wire connection for broadband connectivity. This would offer the user complete mobility within the home or office. The Company also released an industry first: Cellular connectivity to the VoIP network through a personal microgateway.

Business Strategy

The Company’s primary objective is to become a leading low cost provider of domestic and international long distance communications services to small to middle market enterprises (“SMEs”), small office/home office (“SOHO”) users and individuals. The following is a summary of the key elements of the Company’s business and growth strategy:

Focus on markets where convenience and cost conscientiousness are key concerns

•	The Company’s VoceStick™ product fills the void in the market where portability, ease of use, and true plug-n-play is almost non existent. The VoiceStick™ allows anyone with a laptop or desktop and broadband access to turn their computer into a soft phone with true plug-n-play capabilities.

•	Utilize multi-tiered indirect distribution channels in international markets -

•	The Company will employ various distribution strategies in order to address its targeted international markets in the most efficient manner possible. Based upon the individual characteristics of each market, the Company will leverage its relationships with retail stores, telephone companies, major OEMs, cable companies, Internet Service Providers (“ISPs”) and distributors.

•	Utilize specific retail channels in the domestic market -

•	Due to the competitive nature of the U.S. market, the Company will concentrate its sales and distribution efforts in a differentiated manner as compared to other VoIP providers using a micro gateway. The Company will leverage retail distribution through VoiceStick subscriptions, then up sell the consumer into other devices. The Company believes this distribution strategy will be an efficient means of targeting the SME and SOHO segments in the U.S.

•	Seek OEM licensing opportunities -

•	The Company is seeking additional licensing agreements with large communications equipment suppliers that would not only pay licensing fees, but would also market the use of the Company’s network services to its customer base.

•	Control introduction of new products and services -

•	The Company believes it will be able to provide more innovative products on an expedited basis because it either owns and controls its proprietary technology or has access to leading edge technologies. The Company plans to introduce many new additional products including (i) an integrated micro gateway with a router which incorporates a full featured router, (ii) a wireless micro gateway which incorporates a wireless Ethernet Bridge card, and (iii) various wireless and cellular applications.

•	Outsource majority elements of production and service delivery -

•	In order to reduce overhead and capital expenditure requirements, the Company will continue to rely largely upon outsourcing with best of breed strategic partners.

Sales and Marketing

The Company’s sales and marketing efforts are primarily focused on the domestic market. The Company is in various stages of discussions with numerous retailers to carry the VoiceStick™. The primary target audience for the VoiceStick is those needing a second line, users of international telephony and individuals with access to broadband. The Company is also focused on the international markets with an emphasis on Asia Pacific, Central and South America as well as Europe. Additionally, the Company believes that foreign markets have the highest cost of long distance service and thus provide one of the best opportunities for the Company to offer significant cost savings to end users. To reach the end user segment, the Company will utilize an indirect sales strategy that leverages strategic relationships with telephone companies, major OEMs, cable companies, ISPs and distributors.

Since the United States is the most price competitive market, the Company is targeting the U.S. market through a differentiated approach of retail channels, agents and selected OEMs.

Customer Service

The Company’s customer support center is outsourced to Verso Technologies, Inc. and will provide Tier 1 and Tier 2 support with established escalation procedures and associated response metrics. Tier 3 support will be maintained through the Company’s engineering office in California. The plan is to eventually offer 24/7 customer support services to further refine quality of service. Pursuant to its overall business strategy, the Company may elect to outsource this function in the future.

The Company seeks to develop a website that will serve as both a showroom and a customer information access point. The website is the cornerstone for domestic and international information retrieval, the service plans and call rates for specific countries as well as frequently asked questions. It will also function as a full e-commerce site through its ability to support provisioning, account set up, the addition of pre-paid minutes to accounts, account status and account inquiry.

The Company will implement a variety of methods in order to target online customers to visit its website and make a purchase. Banner advertisements on key portals or high traffic websites and search engines are expected to provide the Company with a web presence. The Company intends to use qualified e-mail solicitations with limited time discounted offers and bargain deals to drive its message into the inbox of potential clients. An online viral marketing campaign will also be designed to create awareness and drive sales from the website.

Manufacturing

The Company outsources the manufacturing of its InternetTalker™ IAD through Solectron Corporation in Shanghai, China. Solectron Corporation is one of the largest manufacturers of electronic products globally. i2 Delaware believes that is has negotiated a very favorable, low cost manufacturing contract that leverages Solectron Corporation’s purchasing power and global scale. The Company has also identified alternative sources of production. For the VoiceStick™, the Company procures the flash memory USB stick from commercial vendors then programs the devices with its proprietary and licensed 3rd party software. The units are assembled and programmed in the U.S.

Employees

As of March 15, 2005, the Company had 32 employees, of whom 23 are located at its headquarters in Atlanta, Georgia, 7 are located at its engineering facility in San Mateo, California, and 2 are located in Beijing, China. All of such employees provide services in connection with the operations of the Company’s subsidiary, i2 Delaware.

Item 2. Description of Property

The Company leases approximately 6,100 square feet in Atlanta, Georgia for its corporate operations, 100 square feet in suburban Atlanta for its Network Operation Center and approximately 3,500 square feet in San Mateo, California for its engineering center at a monthly rent of $9,092, $5,837 and $5,202, respectively. The Company is obligated under these leases until they terminate in 2007, 2006 and 2006, respectively.

As of March 15, 2005, the Company’s future minimum lease obligations under the Company’s operating leases are as follows:

December 31, 2005	$215,580
December 31, 2006	$179,959
December 31, 2007	$37,891
December 31, 2008	$-0-
December 31, 2009	$-0-

$425,431

The Company believes that its leased facilities are adequate to meet its current needs and that additional facilities are available to the Company to meet its expansion needs for the foreseeable future.

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

On June 30, 2003, the Company filed a demand for arbitration against the former majority owner of SuperCaller Community, Inc., a Delaware Corporation acquired by i2 Delaware in September 2002 (“SuperCaller”), seeking damages in the amount of $452,250, which represents the amount of liabilities exceeding the $400,000 threshold as of September 17, 2002 permitted by the purchase agreement pursuant to which i2 Delaware acquired SuperCaller.

On December 22, 2003, Darius Mostowfi, Teng Lew Lim, Fung Chee Lim and Teng Howe Lim, former stockholders of SuperCaller, filed a lawsuit against i2 Delaware in the United States District Court for the Northern District of California, San Francisco Division. The plaintiffs allege that i2 Delaware and certain of its affiliates and representatives deceived the plaintiffs into selling SuperCaller to i2 Delaware, among other things. Management believes the suit has no merit and plans to vigorously defend the lawsuit. As of February 28, 2005, the outcome of the lawsuit is uncertain. Therefore, no loss or liability has been recorded in the Company’s financial statements.

On February 24, 2005, the Company entered into a Settlement Agreement with Anthony F. Zalenski (the “Settlement Agreement”) pursuant to which the Company agreed to pay no later than April 10, 2005 to Mr. Zalenski the sum of $130,000 and to Mr. Zalenski’s legal counsel the sum of $20,000 in exchange for the settlement of all claims against the Company set forth in that certain Statement of Claim dated November 30, 2004 filed by Mr. Zalenski with the American Arbitration Association (the “Statement of Claim”). The Statement of Claim alleges that the Company breached that certain Employment Agreement between i2 Delaware and Mr. Zalenski dated June 1, 2002, and subsequently amended on June 1, 2003 and December 25, 2003, and seeks, among other things, certain monetary damages for deferred compensation, severance payments and vacation pay in an aggregate amount of approximately $1.1 million. Mr. Zalenski served as the Company’s President and Chief Operating Officer from February 26, 2004 through September 2, 2004, and as a member of the Company’s Board of Directors from April 21, 2004 through September 22, 2004.

On October 21, 2004, a former employee of the Company filed a lawsuit against the Company in the Tenth Judicial Circuit Court for Hillsborough County, State of Florida, Civil Division. The plaintiff is alleging breach of his employment contract and is seeking damages for amounts that the plaintiff claims are owed to him but have yet to be paid upon his resignation from the Company. The Company believes that the amount of potential loss is immaterial.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company’s management currently believes that resolution of such matters will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market for Common Equity

Effective March 5, 2004, the Common Stock trading symbol was changed to “ITUI” as a reflection of the Company’s name change. Prior to the Merger and prior to the name change that occurred on March 5, 2004, the Common Stock traded under the symbol “DIDA”. This had been the Company’s symbol since its initial public offering in May, 1998. The Common Stock is reported on the OTC Electronic Bulletin Board. The following table sets forth the high and low closing prices of the Common Stock for the periods indicated.

	High	Low
2002
1st Quarter	$0.17	$0.06
2nd Quarter	0.18	0.08
3rd Quarter	0.10	0.06
4th Quarter	0.15	0.06

2003
1st Quarter	$0.15	$0.06
2nd Quarter	0.15	0.06
3rd Quarter	0.11	0.05
4th Quarter	0.16	0.06

2004
1st Quarter	$2.30	$0.10
2nd Quarter	3.35	1.20
3rd Quarter	1.70	0.48
4th Quarter	0.98	0.39

The above prices represent inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

As of March 15, 2005, the Company had approximately 1,100 shareholders of record.

The Company has never paid cash dividends on its Common Stock, and currently intends to retain earnings, if any, for use in the operation of its business and therefore does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

Sales of Unregistered Securities

In December 2004, the Company issued 99,657 shares of Common Stock to a director of the Company upon exercise of an option held by such director. The Company received an exercise price of $.30 per share. The shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act (“Section 4(2)”) and Regulation D promulgated thereunder (“Regulation D”). The Company based such reliance upon factual representations by the recipient of the shares to the Company regarding his investment interest and sophistication, among other things.

In December 2004, the Company issued to a new employee in connection with his acceptance of employment an option to purchase 50,000 shares of Common Stock at an exercise price of $1.00 per share which vests over a four-year period. The option was issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2). The Company based such reliance upon factual representations by the recipient of the option to the Company regarding his investment interest and sophistication, among other things.

In January 2005, the Company issued to 5 new employees in connection with their acceptance of employment options to purchase an aggregate of 217,500 shares of Common Stock at exercise prices ranging from $0.80 to $1.00 per share, which each option vesting over a four-year period. The options were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2). The Company based such reliance upon factual representations by the recipients of the options to the Company regarding their investment interest and sophistication, among other things.

Also in January 2005, the Company issued to Louis Libin in connection with his appointment as a director of the Company an option to purchase 100,000 shares of Common Stock at an exercise price of $0.75 per share, vested immediately upon the date of grant. The option was issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipient of the option to the Company regarding his investment interest and sophistication, among other things.

In February 2005, the Company issued to 5 new employees in connection with their acceptance of employment options to purchase an aggregate of 141,000 shares of Common Stock at exercise prices ranging from $0.78 to $0.90, with each option vesting over a four-year period. In February 2005, the Company also issued 30,000 shares of Common Stock to a consultant in lieu of payment for services rendered by such consultant. The foregoing options and shares were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2). The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things.

Finally, in February 2005, the Company issued to University Bank a warrant to purchase an aggregate of 150,000 shares of Common Stock at an exercise price of $1.00 per share, vested immediately upon the date of grant. The warrants were issued in lieu of interest on a $200,000 loan which University Bank had made to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

In March 2005, the Company issued to a new employee in connection with acceptance of his employment an option to purchase 23,000 shares of Common Stock at an exercise price of $1.00, which vests over a four-year period. Also in March 2005, the Company issued to four consultants warrants to purchase an aggregate of 763,120 shares of Common Stock at exercise prices ranging from $0.75 to $1.00 per share in connection with consulting services provided by them to the Company. The warrants are exercisable only if the Company meets certain revenue targets within a two-year period. The foregoing options and warrants were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2). The Company based such reliance upon factual representations by the recipients of the options and warrant to the Company regarding their investment interest and sophistication, among other things.

During the fourth quarter of 2004, the Company issued to two investors 406,250 shares of Common Stock upon the conversion of shares of the Company’s Series D Preferred Stock, no par value per share (the “Series D Preferred Stock”), held by such investors. In February of 2005, the Company issued to five investors 331,250 shares of Common Stock upon conversion of shares of the Company’s Series D Preferred Stock held by such investors. Also in February of 2005, the Company issued to five investors an aggregate of 600 shares of Series D Preferred Stock and warrants to purchase an aggregate of 375,000 shares of Common Stock upon exercise of additional investment rights held by such investors and payment of an aggregate exercise price of $.96 per share. The Series D Preferred Stock has an initial conversion price of $0.80 per shares, subject to customary anti-dilution adjustments, and is convertible at the option of the holder at any time. The warrants issued upon exercise of the additional investment rights have an exercise price of $0.96 per share, subject to customary anti-dilution adjustments, and are exercisable upon grant. The warrants, shares of Common Stock and shares of Series D Preferred Stock were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of such securities to the Company regarding their status as an accredited investors, investment interest and sophistication, among other things.

Equity Compensation Plan Information

The following table sets forth information regarding equity compensation plans under which the Common Stock is authorized for issuance as of December 31, 2004.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders: (1)	430,000		$.90		9,570,000
Equity compensation plans not approved by security holders:	782,962	(2)(3)	$.67	(2)(3)	-0-

Total	1,212,962		$.80		9,570,000

(1)	Represents options granted pursuant to the Company’s 2004 Stock Incentive Plan.
(2)	Does not include (i) options and warrants to purchase 16,113,113 shares of Common Stock with a weighted average exercise price of $.52 per share, which were originally granted as options to purchase shares of i2 Delaware’s common stock pursuant to the i2 Delaware Stock Option Plan, which were assumed by the Company in connection with the Company’s acquisition of i2 Delaware. The Company has not made, and will not make, any grants under the i2 Delaware Stock Option Plan.
(3)	Includes options and warrants to purchase Common Stock granted under plans not approved by the Company’s shareholders. The material features of such plans are set forth below.

In March 2004, the Company granted three new employees options to purchase 320,000 shares of Common Stock at exercise prices ranging from $.68 to $.79 per share and with vesting terms of four years. The Company issued 65,000 options to purchase Common Stock to a director for serving on the Company’s board that had an exercise price of $.60 and a three year vesting period. Additionally, in March, the Company issued warrants to purchase 91,000 shares of the Company’s Common Stock to three consultants in lieu of payment for services rendered. The term of the warrants were for three years with immediate vesting and exercise prices ranging from $.01 to $.95.

In April 2004, the Company issued a warrant to purchase 50,000 shares of Common Stock to a consultant in lieu of payment for services rendered. The term of the warrant was for three years with immediate vesting and an exercise price of $.01.

In June 2004, the Company issued a warrant to purchase 2,581 shares of Common Stock to a consultant in lieu of payment for services rendered. The term of the warrant was for three years with immediate vesting and an exercise price of $.01.

In July 2004, the Company issued a warrant to purchase 2,581 shares of Common Stock to a consultant in lieu of payment for services rendered. The term of the warrant was for three years with immediate vesting and an exercise price of $.01.

In August 2004, the Company issued warrants to purchase 60,756 shares of Common Stock to three consultants in lieu of payment for services rendered. The term of the warrants were for three years with immediate vesting and an exercise price of $.01.

In September 2004, the Company issued warrants to purchase 91,044 shares of Common Stock to two consultants in lieu of payment for services rendered. The term of the warrants were for three years with immediate vesting and an exercise price of $.96.

In December 2004, the Company issued a warrant to purchase 100,000 shares of Common Stock to a consultant in lieu of payment for services rendered. The term of the warrant was for three years with 90 day vesting and an exercise price of $.96.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-KSB (the “Annual Report”). This Annual Report contains forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), are made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “estimates” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated herein. The cautionary statements made in this Annual Report should be read as being applicable to all related forward-looking statements wherever they appear in this Annual Report.

Overview

During 2003, the Company generated revenue in the advertising industry through its Transit Network operation, which sold advertising on its digital information network. During 2003, the Transit Network’s digital information network consisted of a network of computerized electronic displays that delivered information, both text and graphics, to riders on-board public transit vehicles, utilizing an FM subcarrier signal to transmit the data. During 2003, the Transit Network operated its digital information network on the DART bus and rail system.

On February 26, 2004, a wholly-owned subsidiary of the Company merged with and into i2 Delaware, whereby i2 Delaware became a wholly-owned subsidiary of the Company. In connection with the Merger, the former stockholders of i2 Delaware became entitled to receive shares of the Company’s Common Stock and Preferred Stock constituting up to 88% of the Company’s voting securities, assuming the issuance of all contingent consideration which such stockholders may become entitled to receive based upon the outcome of certain pending litigation against i2 Delaware.

On February 27, 2004, the Company consummated the Asset Sale whereby it sold substantially all of its operating assets relating to the operation of the InTransit Network to InTransit Media in exchange for InTransit Media assuming certain liabilities and obligations relating to such assets.

On March 5, 2004, the Company changed its name from “Digital Data Networks, Inc.” to “i2 Telecom International, Inc.” and changed its ticker symbol on the over the counter bulletin board from “DIDA” to “ITUI”.

As a result of the Merger and the Asset Sale, all of the operations of the Company now consist of the operations of its wholly-owned subsidiary, i2 Delaware. i2 Delaware is a low-cost telecommunications service provider employing next-generation VoIP technology with operations based in Atlanta, Georgia, San Mateo, California and China. i2 Delaware controls its own proprietary technology and outsources its production and service functions with strategic partners. i2 Delaware provides micro gateway adapters (VoiceStick™ and InternetTalker™), VoIP long distance and other enhanced communication services to subscribers. i2 Delaware’s proprietary technology platform is built to the Session Initiation Protocol standard. i2 Delaware’s revenue model is multi-faceted and includes prepaid revenue from the sale of its InternetTalker™ integrated access device, recurring monthly subscriptions, call minute terminations, and original VoiceStick™ and equipment manufacturer royalties.

The audited financial statements for i2 Delaware as of and for the period ended December 31, 2004 are included elsewhere in this Annual Report.

Results of Operations

2004 Compared to 2003

The Company’s revenues increased from $146,665 to $547,656 during the year ended December 31, 2004, as compared to the prior year. The increase in revenue was due to a continued increase in traffic on the Company’s network for handling long distance calls, coupled with an increase in the number of IAD’s sold in 2004 as compared with 2003.

Cost of Goods Sold increased from $395,251 in 2003 to $565,225 in 2004. This increase is attributable to the increased sales of both IAD’s and a greater amount of long distance minutes used by the Company’s customer base.

Gross Loss for the year ended December 31, 2004 was $17,569 compared to $248,586 at December 31, 2003. The improvement in our gross profit is due to an increase in sales of higher margin long distance minutes in 2004 as compared to 2003 which had a larger make-up of sales of our lower margin IAD unit.

Total operating expenses increased from $4,917,163 to $6,675,769 in 2004 as compared to 2003 as the Company continued to develop its business model by adding additional network capacity and increasing the number of employees in network operations and sales and marketing. For example, the Company’s SG&A expenses increased from $3.3 million in 2004 from $2.1 million in 2003. One of the main drivers in the SG&A increase was in addition of five employees in sales, product development, operations and customer service. Additionally, the Company increased it sales and marketing expenditures to $1.1 million in 2004 as compared to $817,000 in 2003. This increase is part of the Company’s continued focus on expanding its market and educating the consumer on the Company’s products.

The Company’s operating loss from continuing operations was $6,693,314 for 2004 as compared to $5,493,729 in 2003. The increased loss was driven by an increase in operating expenses of approximately $1,758,606 year over year, and as described above.

Changes in the Company’s other expenses are as follows:

	For the year ended December 31,
	2004	2003	Percentage Change

Interest Income	3,044	7,272	-138.90%
Interest & Dividend (Expense)	(30,070)	(217,252)	-193.38%
Gain on Forbearance of Debt	27,643	0	N/A
Loss on Disposal of Assets	(593)	0	N/A
Loss on Subscription List	0	(118,000)	N/A

Total Other Income (Expenses)	24	(327,980)	N/M

Series D Preferred Stock Dividend Paid	(43,980)	(0)	N/M

Interest expense decreased due to the conversion of the Company’s Series A1 and A2 interest bearing Preferred Stock.

Financial Condition, Liquidity and Capital Resources

For the years ended 2004 and 2003, the Company’s net cash used in operating activities for 2004 was $5,886,805 as compared to $4,391,725 used in operating activities during 2003. The increase in cash used in operating activities resulted from an increased net loss of approximately $1,200,000 between 2004 and 2003, coupled with a decrease in stock compensation of approximately $700,000, offset with an increase in accounts payable of approximately $500,000. Net cash used in investing activities in 2004 was $703,989 as compared to $977,345 in 2003. The decrease in net cash used in investing activities was due to less equipment purchases of approximately $205,000. Net cash provided by financing activities was $6,150,500 in 2004 and $6,039,012 in 2003. The increase in cash provided by financing activities was due to the payment of notes of approximately $150,000 and an increase in dividends paid of $43,000 in 2004 as compared with 2003.

Proceeds from exercise of stock options and warrants provided cash of $210,247 in 2004 as compared to zero in 2003.

The Company has no current commitments or obligations for future capital expenditures. A summary of the Company’s debt and lease obligations at December 31, 2004 are as follows:

	Obligations payable in
	Less than 1 year	1 to 3 years	Total
Debt	$100,000	$-0-	$100,000
Leases	215,580,	217,850	433,430

	$315,580	$217,850	$533,430

The Company has experienced net losses and negative cash flows from operations and has an accumulated deficit at December 31, 2004 of approximately $13.7 million. The ability of the Company to generate positive cash flows from operations and net income is dependent, among other things, on market conditions, the recovery of recorded assets, cost control, identifying and securing additional revenue sources, and the Company’s ability to raise capital under acceptable terms. As noted in an explanatory paragraph in the Report of Independent Certified Public Accountants on the Company’s consolidated financial statements, these conditions raised substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies

The policies identified below are considered as relatively critical to the Company’s business operations and the understanding of the Company’s results of operations. The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Financial Statements included in this Annual Report. Preparation of this Annual Report on Form 10-KSB requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. There can be no assurance that actual results will not differ from those estimates.

Accounting for the Reverse Merger

On February 27, 2004, subsequent to the Merger, the Company sold substantially all of its operating assets relating to its digital information network to InTransit Media. Pursuant to the Asset Purchase Agreement, the assets were exchanged for InTransit Media assuming certain liabilities and obligations relating thereto.

The Merger and Asset Sale are being accounted for as a transfer and exchange and are considered merely a change in legal organization and not a change in the entity. Therefore, all assets and liabilities are transferred at historical cost and the gain on sale of assets is not included in the statements of operations and cash flows for the year ending December 31, 2004.

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured. Determination of criteria (iii) and (iv) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. The Company has concluded that its revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 101.

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

Recent Accounting Pronouncements

New Accounting Pronouncements - In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51”. This interpretation addresses the consolidation of variable interest entities (“VIEs”) and its intent is to achieve greater consistency and comparability of reporting between business enterprises. It defines the characteristics of a business enterprise that qualifies as a primary beneficiary of a variable interest entity. In December 2003, the FASB issued a modification to FIN 46, titled FIN 46R. FIN 46R delayed the effective date for certain entities and also provided technical clarifications related to implementation issues. In summary, a primary beneficiary is a business enterprise that is subject to the majority of the risk of loss from the VIE, entitled to receive a majority of the VIE’s residual returns, or both. The Company adopted FIN No. 46 on January 1, 2004 and determined that it did not have an impact to its financial statements.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This statement clarifies and defines how certain financial instruments that have both the characteristics of liabilities and equity be accounted for. Many of these instruments that were previously classified as equity will now be recorded as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and must be adopted for financial statements issued after June 15, 2003. As of December 31, 2004, the Company has not identified any financial instruments that fall within the scope of SFAS No. 150, thus the adoption of SFAS No.1 50 does not have a material impact on the accompanying financial statements or results of operations.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies the accounting for and reporting of derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. SFAS No. 149 is effective for contracts entered into after June 30, 2003. As of December 31, 2004, the Company has not identified any financial instruments that fall within the scope of SFAS No. 149, thus the adoption of SFAS No. 149 does not have a material impact on the accompany consolidated financial statements or results of operations.

In December 2003, the Securities and Exchange Commission issued SAB No. 104 “Revenue Recognition”. This SAB revises or rescinds certain portions of interpretative guidance included in Topic 13 of the codification of staff accounting bulletins. These changes make SAB 104 guidance consistent with current accounting regulations promulgated under U.S. generally accepted accounting principles. The adoption of SAB No. 104 did not have a material impact on the accompanying financial statements or results of operations.

In September 2004, the FASB reached a final consensus on Emerging Issues Task Force (EITF) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” that contingently convertible debt instruments will be subject to the if-converted method under SFAS 128 “Earnings Per Share,” regardless of the contingent features included in the instrument. Under current practice, issuers of contingently convertible debt instruments exclude potential common shares underlying contingently convertible debt instruments from the calculation of diluted earnings per share until the market price or other contingency is met. The effective for EITF Issue 04-8 is for reporting periods ending after December 15, 2004 and requires the restatement of diluted earnings per share for all periods presented. The effect on this consensus did not have an impact on the accompany consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “… under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and handling costs may be so abnormal to require treatment as current period charges…” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provision of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of this statement will have a material impact on its financial condition or results of operations.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statement have not yet been issued. The Company expects to adopt SFAS 123R on January 1, 2005.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(c) of the Exchange Act), as of the end of the period covered by this Annual Report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this Annual Report, the Company’s controls and procedures are effective in alerting them on a timely basis to material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic filings under the Exchange Act.

Item 8B. Other Information

None.

PART III

Item 9. Directors and Executive Officers of the Registrant

Directors and Executive Offices

Set forth below is certain information, as of March 28, 2005, concerning each of the directors and executive officers of the Company. Each of the individuals listed as a director below shall serve as a director of the Company until the Company’s next annual meeting of shareholders and until their successors have been elected and qualified, or until their resignation, death or removal. Each of the individuals listed below as executive officers shall serve in such offices until removed by the Board of Directors, subject to applicable employment agreements.

Name	Age	Position
Paul R. Arena	46	Director, Chief Executive Officer, President, Chairman of the Board and Secretary

David C. Burns	43	Chief Financial Officer

Douglas F. Bender	55	GM, Senior Vice President Business Development

Jerome A. Lumpkin	47	Sr. Vice President American Sales

Audrey L. Braswell	75	Director

Robert F. Hussey	56	Director

Bernard R. Kossar	73	Director

Louis Libin	46	Director

Hubert G. Phipps	47	Director

Certain additional biographical information concerning the individuals named above is set forth below.

Paul R. Arena, Chairman, Chief Executive Officer and President

Mr. Arena has served as a director, Chief Executive Officer, Chairman of the Board and Secretary of the Company since February 2004 and President since September 2004. Furthermore, Mr. Arena served as President of the Company from September 2004 to March 2005. Mr. Arena was the founder of i2 Delaware and has served as Chairman of the Board and Chief Executive Officer of i2 Delaware since i2 Delaware’s inception in February 2002. From April 2000 to the present, Mr. Arena has been Chairman and Chief Executive Officer of AIM Group, Inc., a holding company specializing in materials for the wire and cable industry. In July 1994, Mr. Arena founded Cereus Technology Partners, Inc. (“Cereus”), a publicly traded technology company. Mr. Arena served in an executive capacity with Cereus and its predecessor companies, including Chairman and Chief Executive Officer, from May 1991 to April 2000. From June 1990 to May 1991, Mr. Arena was a financial business consultant. From February 1988 to January 1990, he served as a Senior Vice President and partner of Gulfstream Financial Associates, Inc., a subsidiary of the Kemper Group.

David Burns, Chief Financial Officer

Mr. Burns has served as Chief Financial Officer of the Company since September 2004. From March 2004 until September 2004, Mr. Burns served as Vice President of Finance of the Company. From January 2000 to November 2002, Mr. Burns served as Managing Partner and Chief Financial Officer of Tego Communications, Inc., an in-building wireless infrastructure firm. From March 1997 to January 2000, Mr. Burns served as Managing Director of Mergers and Acquisitions of SBA Communications, Inc., a wireless communications infrastructure company. From May 1990 to December 1994, Mr. Burns worked at Goldman Sachs, Inc., a New York based investment bank. From January 1995 to February 1997, Mr. Burns served as Managing Director of Merger and Acquisitions of Baxter Fentriss & Company, an investment bank. Mr. Burns started his career with Ernst and Young in public accounting.

Douglas F. Bender, General Manager and Senior Vice President of Business Development

Mr. Bender has served as General Manager and Senior Vice President of Business Development of the Company since February 2004. Furthermore, Mr. Bender has served as General Manager and Senior Vice President of Business Development of i2 Delaware since November 2002. Mr. Bender is responsible for the Company’s California operations, which include engineering and manufacturing. From October 1999 to September 2002, Mr. Bender co-founded and served as Vice President of Business Development for RealVue Simulation Technologies, a simulation technology company in the business of developing complex equipment simulations for commercial and industrial manufacturers. From February 1999 to January 2000, Mr. Bender served as Vice President of Engineering for Splash Technologies, a color solutions technology company supplying the commercial and OEM color print controller markets. From October 1992 to January 1999, Mr. Bender served as Vice President of Engineering and Operations for Western Development Laboratories (later acquired by Lockheed Martin), a communications company focused in the hi-speed digital satellite and medical radiology markets. Mr. Bender started his career working for TRW as a software engineer, progressing to project manager and subsequently to Business Area Director.

Jerry A. Lumpkin, Senior Vice President of Americas Sales

Mr. Lumpkin has served the Company as Senior Vice President of Americas Sales since February 2004. Furthermore, Mr. Lumpkin has served as Senior Vice President of Americas Sales of i2 Delaware since September 2003. From May 2002 to August 2003, Mr. Lumpkin served as General Manager – GoldMine brand and Sr. Vice President of Marketing-Worldwide of FrontRange Solutions, Inc., a market leader in customer relationship management (“CRM”) and IT service management software (“ITSM”). From April 1999 to May 2002, Mr. Lumpkin served first as Sr. Vice President – Product Management and subsequently as Sr. Vice President of Marketing - North America of Ingram Micro., Inc., a Fortune 100 global wholesale IT distributor. From February 1997 to April 1999, Mr. Lumpkin served as Vice President of Marketing of Synnex Information Technologies, a company specializing in the sales, distribution, assembly, and configuration of computer products and systems. From March 1996 to February 1997, Mr. Lumpkin served as Vice President of Marketing & Product Management of Boca Research, Inc., a computer product peripheral manufacturer. From April 1987 to March 1996, Mr. Lumpkin served respectively in the following positions for Gates/Arrow Distributing, Inc., a division of Arrow Electronics Inc., the world’s largest distributor of electronic components and computer products to government and commercial clients: Sales Representative, Novell Product Manager, Director of Merchandising, Vice President – Marketing. Mr. Lumpkin started his career with Gower Corporation in sales and project management.

Dr. Al Braswell, Director

Dr. Braswell has served as a director of the Company since June 2004 and a director of i2 Delaware since February, 2002. Since 1974, Dr. Braswell has served as President and owner of Vista Pacifica Enterprises, Inc., an operator of several health care facilities in California. For the past 35 years, Dr. Braswell has been engaged in various levels of health, education, and social assistance activities. Dr. Braswell is also a real estate developer of residential, commercial and industrial properties.

Robert F. Hussey, Director

Mr. Hussey has served as a director of the Company since November 1997. Mr. Hussey was President and CEO of MetroVision of North America, Inc., a niche cable television company, from February 1991 until April 1997, when the company was sold. Mr. Hussey has been a director of Vennworks since May 1993, Nur Macroprinters Ltd. since December 1997, New World Power since April 2000, Digital Lightwave since August 2000, H.C. Wainwright & Co. since July 2001 and Butler International, Inc. since July 2003.

Bernard Kossar, Director

Mr. Kossar has served as a director of the Company and a member of the Audit Committee since April 21, 2004. Mr. Kossar has also served as a director of i2 Delaware since February, 2003. From 1988 to 1994, Mr. Kossar served as Chairman of the Board and Chief Executive Officer of OW Office Warehouse, Inc., an office supply company, which was later sold to the Office Max Division of K-Mart Corporation in 1994. From 1986 to 1987, Mr. Kossar served as Chairman of the Board and Chief Executive Officer of HQ Home Quarters, Inc., which Mr. Kossar purchased from NYSE listed W.R. Grace, Inc. and later sold to Hechinger’s, Inc. in 1988. From 1982 to 1986, Mr. Kossar served as a Senior Vice President of W.R. Grace, Inc. retail group that had eight operating subsidiaries with annual sales in excess of $1.5 billion. During 1981, Mr. Kossar served as President and Chief Operating Officer of Regal Accessories and Special Advisor to the Chairman and Chief Executive Officer of Great Atlantic & Pacific Tea Company. From 1978 to 1980, Mr. Kossar served as President and Chief Operating Officer of Vornado, Inc., a NYSE listed company engaged in various real estate holdings. From 1965 to 1978, Mr. Kossar was the President and Chief Operating Officer of Franklin Stores, Inc., a NYSE listed company with 278 ladies apparel and discount department store locations nationally. Mr. Kossar practiced law with the firm of Van Buren, Schreiber & Kaplan from 1960 to 1965. Mr. Kossar currently serves as a member of the Board of Directors of the Tel-Aviv Foundation - American Committee, a Trustee of Syracuse University, a member of the Advisory Board and guest lecturer for the Syracuse University School of Management and a member of the Advisory Board for Syracuse University College of Law.

Louis Libin, Director

Mr. Libin has served as a director of the Company since December 2004. Mr. Libin is the founder, president and chief executive officer of Broad Comm, Inc., a consulting group specializing in technology and telecommunications. His clients at Broad Comm have included General Electric, ABC, NBC, CBS, Turner Broadcasting, CNN, Thomson, and the International Olympic Committee. Before founding Broad Comm in 1996, Mr. Libin was director of engineering, and chief technology officer for NBC (1983-1996), and he previously held senior management position with the Unisys Corporation. He was also a founder of an interactive television company; and a public safety technology software company.

Hubert Phipps, Director

Mr. Phipps has served as a director of the Company since June 2004 and has served as a director of i2 Delaware since October 2003. From 1996 to 2001, Mr. Phipps served as President, Chief Executive Officer and owner of Fedco Drugs, Inc., a regional drugstore chain. From 1989 to 1995, Mr. Phipps served as President, Chief Executive Officer and owner of Investor’s Real Estate Network, Inc., a real estate brokerage firm located in West Palm Beach, Florida that sold residential and commercial properties.

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

Code of Ethics

The Company has adopted a Code of Ethics and Conduct that applies to all of the Company’s employees, including the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. The Company shall provide to any person without charge, upon request, a copy of the Company’s Code of Ethics and Conduct. Such requests should be directed to the Secretary of i2 Telecom International, Inc. at 1200 Abernathy Rd., Suite 1800, Atlanta, Georgia 30328.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and all persons (“Reporting Persons”) who beneficially own more than 10% of the outstanding shares of Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company. Reporting Persons are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely upon a review of the copies of such forms furnished to the Company for the year ended December 31, 2004, and the information provided to the Company by Reporting Persons of the Company, no Reporting Person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis, except that (i) Mr. Braswell did not report an exercise of a stock option on November 11, 2004 until March 27, 2005; (ii) Mr. Braswell amended on March 27, 2005 his Form 3 (originally filed on June 7, 2004) to accurately reflect his holdings of certain derivative securities; and (iii) Mr. Phipps amended on March 27, 2005 his Form 3 (originally filed on June 7, 2004) to accurately reflect his holdings of certain derivative securities.

Item 10. Executive Compensation.

Director Compensation

As compensation for board fees and for rendering extraordinary service to the Company in 2003, in January 2004, the Board of Directors awarded each then-serving director of the company, James F. Biagi, Robert F. Hussey and Donald B. Scott, 100,000 shares of Common Stock.

Executive Compensation

The following table sets forth certain information regarding cash and non-cash compensation paid by the Company during each of the Company’s last three fiscal years to the Company’s Chief Executive Officer and the other most highly compensated executive officers of the Company whose annual compensation exceeded $100,000 during the fiscal year ended December 31, 2004 (the “Named Persons”).

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Awards Securities Underlying Options
Paul R. Arena, Chairman &	2004	$206,750	$-0-	-0-
Chief Executive Officer	2003	11,250	-0-	-0-
	2002	56,855	-0-	-0-

Donald F. Scott	2004	$-0-	$-0-	-0-
Former Chief Executive Officer (1)	2003	-0-	9,000	-0-
	2002	-0-	10,000	-0-

Anthony F. Zalenski, President &	2004	$174,767	$-0-	-0-
Chief Operating Officer (2)	2003	40,057	-0-	-0-
	2002	69,776	-0-	-0-

Douglas F. Bender, GM &	2004	$120,399	$-0-	-0-
Vice President	2003	60,135	-0-	-0-
	2002	3,958	-0-	-0-

Jerome A. Lumpkin, Vice President	2004	$107,632	$-0-	-0-
North American Sales	2003	18,462	-0-	-0-
	2002	N/A	-0-	-0-

(1)	Mr. Scott served as Chief Executive Officer of the Company until February 26, 2004.
(2)	Mr. Zalenski served as President and chief operating Officer of the Company until September 2, 2004.

Option Grants in Last Fiscal Year

During the year ended December 31, 2004, the company did not grant any options to its Named Executive Officer.

Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information concerning the value at December 31, 2004, of the unexercised options held by each of the Named Executive Officers. The value of unexercised options reflects the increase in market value of the Common Stock from the date of grant through December 31, 2004. No Named Executive Officer exercised any options during the year ended December 31, 2004.

	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-The-Money Options at Fiscal Year-End(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Paul R. Arena	1,255,678	372,053	$303,157	$100,454
Donald F. Scott	0	0	$0	$0
Anthony Zalenski	786,183	708,672	$212,269	$191,341
Douglas Bender	609,015	221,460	$164,434	$59,794
Jerome Lumpkin	549,771	379,761	$130,500	$102,536

(1)	Value of the Company’s unexercised, in-the-money options based on the average of the high and low price of a share of the Common Stock as of December 31, 2004, which was $.70.

Employment Agreements

The Company has entered into employment agreements with its key officers as follows:

On June 1, 2002, the Company entered into an employment agreement with Paul R. Arena. Mr. Arena’s position is Chief Executive Officer and the term of his agreement is for three years and carries a base compensation of $206,250 until the Company becomes cash flow positive at which point Mr. Arena’s salary will increase to $275,000.

On November 18, 2002, the Company entered into an employment agreement with Douglas F. Bender. Mr. Bender’s position is General Manager and Senior Vice President-Business Development and the term of his agreement is for three years and carries a base compensation of $136,000 until the Company becomes cash flow positive at which point Mr. Bender’s salary will increase to $148,000.

On October 6, 2003, the Company entered into an employment agreement with Jerome Lumpkin. Mr. Lumpkin’s position is Senior Vice President- North American Sales and the term of his agreement is for three years and carries a base compensation of $130,000 until the Company becomes cash flow positive at which point Mr. Lumpkin’s salary will increase to $180,000.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

The following table sets forth information regarding the beneficial ownership of Common Stock as of March 15, 2005, by (i) each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director; (iii) each Named Executive Officer; and (iv) all executive officers and directors of the Company as a group. All beneficial ownership information reported below is based upon publicly available information and certain additional information known to the Company.

	Common Stock Beneficially Owned(1)
Name of Beneficial Owner(2)	Number of Shares of Common Stock		Percentage of Class(3)
Paul R. Arena‡ †	4,720,232	(4)	13.2%
Audrey L. Braswell†	3,690,329	(5)	10.3
Hubert G. Phipps†	3,587,602		10.4
Bernard Kossar†	3,280,925	(6)	9.0
Anthony F. Zalenski	2,272,661		6.5
Douglas F. Bender ‡	926,056		2.6
Jerome A. Lumpkin‡	766,031		2.2
Robert F. Hussey†	547,134		1.6
Donald F. Scott	250,135		*
David C. Burns ‡	0		*
Louis Libin†	0		*
All executive officers and directors as a group (9 persons)	17,518,309	(7)	49.4

†	Director of the Company
‡	Officer of the Company
*	Less than 1% of the issued and outstanding shares of the Common Stock.
(1)	Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of March 15, 2005, are treated as outstanding only when determining the amount and percentage owned by such individual or group.
(2)	The address of each executive officer and director of the Company is 1200 Abernathy Road, Suite 1800 Atlanta, Georgia 30328.
(3)	In accordance with regulations of the SEC, the percentage calculations are based on 34,381,172 shares of Common Stock issued and outstanding as of March 15, 2005, plus shares of Common Stock which may be acquired within 60 days of March 15, 2005, by each individual or group listed.
(4)	Includes (i) 60,890 shares of Common Stock held by Mr. Arena’s wife, (ii) 83,712 shares of Common Stock held in trust for the benefit of Mr. Arena’s children, and (iii) 1,255,678 shares of Common Stock issuable upon exercise of certain options and warrants
(5)	Represents (i) 2,075,817 shares of Common Stock owned by Braswell Enterprises, L.P., of which Dr. Braswell is a general partner, and (ii) 1,614,512 shares of Common Stock issuable upon exercise of certain options and warrants.
(6)	Represents (i) 819,402 shares of Common Stock held by Millennium Partners, L.P., over which Mr. Kossar exercises voting and dispositive power, (ii) 468,383 shares of Common Stock held in a grantor annuity trust over which Mr. Kossar exercises voting and dispositive power, and (iii) 1,993,140 shares of Common Stock issuable upon the exercise of certain options and warrants.
(7)	Includes 6,087,452 shares of Common Stock issuable upon the exercise of certain options and warrants.

Item 12. Certain Relationships and Related Transactions

In February 2004, the Company issued the following shares of Common Stock to directors of the Company as payment for board fees for 2003 and in recognition of the extraordinary service rendered by such directors to the Company during 2003: (i) 100,000 shares of Common Stock to Mr. Scott, a then director and executive officer of the Company; (ii) 100,000 shares of Common Stock to Mr. Biagi, Jr., a then director and officer of the Company; and (iii) 100,000 shares of Common Stock to Mr. Hussey, a director of the Company.

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

In February 2004, the Company paid the following bonuses and issued the following shares of Common Stock to the directors of the Company as payment for board fees for January 2004 and in recognition of the extraordinary service to the Company rendered by such directors in 2004: (i) to Mr. Scott, Jr., 150,135 shares of Common Stock and a $40,000 bonus; (ii) to Mr. Biagi, Jr., 150,134 shares of Common Stock; and (iii) to Mr. Hussey, 150,134 shares of Common Stock and a $70,000 bonus. These awards of stock and bonus were subject to the execution of the Merger Agreement. The bonuses awarded to Mr. Scott and Mr. Hussey were applied to the Mr. Scott’s and Mr. Hussey’s outstanding indebtedness to Company in full satisfaction thereof.

In January of 2005, Al Braswell and Hubert Phipps, both board members of the Company, agreed to provide short term loans to the Company in the amounts of $49,500 and $100,000 respectively. As of March 28,

2005, the Company has paid back the loan made by Mr. Braswell and Mr. Phipps. In connection with such loans, the Company issued to Mr. Braswell and Mr. Phipps warrants to purchase 20,000 shares and 65,000 shares of Common Stock, respectively, in lieu of interest on such loans. The warrants have an exercise price of $.96 per share and are exercisable immediately for a three-year period.

The Company believes that the foregoing transactions with its officers and directors were on terms no less favorable than could have been obtained from independent third parties.

Item 13. Exhibits, Lists and Reports on Form 8-K

(a) A list of the exhibits required by Item 601 of Regulation S-B to be filed as part of this Annual Report is shown on the “Exhibit Index” filed herewith.

(b) During the quarter ended December 31, 2004, the Company filed with the SEC:

(i)	on September 9, 2004, a Current Report on Form 8-K reporting under Item 5.02 thereof certain changes in management and under Item 7 thereof the related exhibits;

(ii)	on September 24, 2004, a Current Report on Form 8-K reporting under Item 5.02 thereof certain changes to the Board of Directors; and

(iii)	on December 28, 2004, a Current Report on Form 8-K reporting under Item 5.02 thereof certain changes to the Board of Directors.

Item 14. Principal Accountant Fees and Services

Freedman & Goldberg, CPA’s (“Freedman”) billed $66,912 for fiscal year 2004 and Killman, Murrell & Company P.C. (“Killman”) billed $17,500 for fiscal year 2003 for professional services rendered by such firms for the audit of the Company’s annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by such firms in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Freedman billed $0 for fiscal year 2004 and Killman billed $1,000 for fiscal year 2003 for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services provided by Freedman and Killman include services rendered to the Company in connection with the Company’s transition in April 2004

Tax Fees

Freedman billed $2,694 for fiscal year 2004 and Killman billed $3,800 for fiscal year 2003 for tax compliance, tax advice and tax planning. These services provided by Freedman and Killman include the preparation of the Company’s federal and state tax returns.

All Other Fees

Freedman billed $0 for fiscal year 2004, Killman billed $0 for fiscal year 2003, and BDO Seidman LLP billed $5,000 for fiscal year 2004 for services that are not included in the above classifications. These services included the use of BDO Seidman’s audit opinion in the Company’s 2003 Annual Report on Form 10-K.

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

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

F REEDMAN & GOLDBERG CERTIFIED PUBLIC ACCOUNTANTS A PROFESSIONAL CORPORATION
ERIC W. FREEDMAN MICHAEL GOLDBERG DAVID C. GRIEP JULIE A. CHEEK WILLIAM A. MARSHALL AMY S. JACKNOW GLORIA K. MOORE	TRI-ATRIA 32255 NORTHWESTERN HIGHWAY, SUITE 298 FARMINGTON HILLS, MICHIGAN 48334 (248) 626-2400 FAX: (248) 626-4298

Report of Independent Registered Public Accountant

To the Board of Directors

i2 Telecom International, Inc. and Subsidiaries

1200 Abernathy Road, Suite 1800

Atlanta, GA 30328

We have audited the accompanying consolidated balance sheets of i2 Telecom International, Inc. and Subsidiaries (A Development Stage Enterprise) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessment of the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of i2 Telecom International, Inc. and Subsidiaries of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended.

Respectfully,

/s/ Freedman & Goldberg
Freedman & Goldberg
Certified Public Accountants

Farmington Hills, MI
February 28, 2005

i 2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

As of December 31, 2004 and 2003

ASSETS

	2004	As Restated 2003
Current Assets
Cash	$231,127	$671,421
Accounts Receivable, Net of Allowance for Doubtful Accounts Of $75,000 and $-0-, respectively	232,371	146,738
Inventories	961,056	767,011
Prepaid Expenses and Other Current Assets	231,966	19,534

Total Current Assets	1,656,520	1,604,704

Property and Equipment, Net	1,267,763	830,296

Other Assets
Intangible Assets, Net of Accumulated Amortization of $435,507 and $215, 660, respectively	2,880,579	3,072,287
Deposits	78,164	43,064

Total Other Assets	2,958,743	3,115,351

Total Assets	$5,883,026	$5,550,351

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

As of December 31, 2004 and 2003

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	2004	As Restated 2003
Current Liabilities
Accounts Payable and Accrued Expenses	$1,303,656	$756,490
Deferred Revenue	99,901	100,000
Notes Payable-Current	100,000	350,000
Notes Payable-Related Parties	-0-	225,000

Total Current Liabilities	1,503,557	1,431,490

Stockholders’ Equity (Deficit)
Preferred Stock, $1.00 Par Value, 1,000,000 Shares Authorized, -0- Shares and 59,000 Shares Issued and Outstanding, respective	-0-	59,000
Preferred Stock, No Par Value, 5,000,000, 7% Cummulative Shares Authorized, 4,175 Shares and -0- Shares Issued and Outstanding, respectively	4,175,000	-0-
Common Stock, $.01 Par Value, 10,000,000 Shares Authorized, -0- Shares and 2,039,445 Shares Issued and Outstanding, respectively	-0-	20,394
Common Stock, No Par Value, 100,000,000 Shares Authorized, 34,381,172 Shares and -0- Shares Issued and Outstanding, respectively	12,949,148	-0-
Restricted Shares	662,777	718,443
Additional Paid-In Capital	324,979	10,316,162
Accumulated Deficit During The Development Stage	(13,732,435)	(6,995,138)

Total Stockholders’ Equity (Deficit)	4,379,469	4,118,861

Total Liabilities and Stockholders’ Equity (Deficit)	$5,883,026	$5,550,351

The accompanying notes are an integral part of the financial statements.

i 2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

From the Date of Inception (February 28, 2002) through December 31,2004

	As Restated Cumulative From Inception February 28, 2002 to December 31, 2004	For the Year Ended December 31, 2004	As Restated For the Year Ended December 31, 2003
Revenue	$694,321	$547,656	$146,665

Cost of Revenue	977,438	565,225	395,251

Gross Profit (Loss)	(283,117)	(17,569)	(248,586)

General and Administrative Expenses	13,068,880	6,675,769	4,917,163

Loss From Operations	(13,351,997)	(6,693,338)	(5,165,749)

Other Income (Expense)
Interest Income	13,237	3,044	7,272
Interest Expense	(258,742)	(30,070)	(217,252)
Gain on Forbearance of Debt	27,643	27,643	-0-
Loss on Disposal of Assets	(593)	(593)	-0-
Loss on Subscription List	(118,000)	-0-	(118,000)

Total Other Income (Expense)	(336,455)	24	(327,980)

Net Income (Loss)	$(13,688,452)	$(6,693,314)	$(5,493,729)

Weighted Average Common Shares:
Basic	11,199,888	22,499,279	4,365,130
Diluted	28,117,717	39,703,035	23,066,878
Earnings Per Common Share:
Basic	$(1.22)	$(.30)	$(1.26)
Diluted	$(.48)	$(.17)	$(.24)

The accompanying notes are an integral part of the financial statements.

i 2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

From the Date of Inception (February 28, 2002) through December 31, 2004

	Preferred Stock Shares	Preferred Stock Par Value	Common Stock Shares	Common Stock $.01 Par Value	Common Stock Shares	Common Stock No Par Value
Balance, February 28, 2002	-0-	$-0-	-0-	$-0-	-0-	$-0-
Sale of common stock, at $.01/share	-0-	-0-	597,500	5,975	-0-	-0-
Sale of common stock, at $$2.00/share	-0-	-0-	835,000	8,350	-0-	-0-
Sale of common stock, at $5.00/share	-0-	-0-	190,000	1,900	-0-	-0-
Issuance of common stock, at $5.00/share, in Connection with Super-Caller acquisition	-0-	-0-	323,353	3,234	-0-	-0-
Payments received on notes receivable	-0-	-0-	-0-	-0-	-0-	-0-
Net Loss for the period ended December 31, 2002	-0-	-0-	-0-	-0-	-0-	-0-

Balance, December 31, 2002	-0-	-0-	1,945,853	19,459	-0-	-0-
Cancellation of notes Receivable	-0-	-0-	(39,750)	(397)	-0-	-0-
Sale of common stock, at $.01/share	-0-	-0-	60,000	600	-0-	-0-
Issuance of common stock, at $2.50 per share for payment of interest on convertible notes through July 1, 2003	-0-	-0-	25,260	252	-0-	-0-
Issuance of common stock, at $3.00/share for payment of interest on convertible notes through December 31, 2003	-0-	-0-	48,082	480	-0-	-0-
Conversion of convertible Notes	59,000	59,000	-0-	-0-	-0-	-0-
Payments received on notes receivable	-0-	-0-	-0-	-0-	-0-	-0-
Settlement of Stock Appreciation Rights	-0-	-0-	-0-	-0-	-0-	-0-
Warrants Issued For Services	-0-	-0-	-0-	-0-	-0-	-0-
Net Loss for the year ended December 31, 2003	-0-	-0-	-0-	-0-	-0-	-0-

Balance, December 31, 2003	59,000	59,000	2,039,445	20,394	-0-	-0-
Issuance of Preferred Stock	504,500	5,000,000	-0-	-0-	-0-	-0-
Reverse merger with Digital Data Networks, Inc.	(287,624)	(559,000)	(2,039,445)	(20,394)	8,884,272	12,097,160
Exercise of Options and Warrants	36,146	30,224	-0-	-0-	729,888	180,202
Conversion of Preferred Stock to Common	(307,847)	(355,224)	-0-	-0-	24,149,888	355,224
Stock Dividend on Preferred Stock	-0-	-0-	-0-	-0-	98,147	-0-
Warrants Issued For Services	-0-	-0-	-0-	-0-	-0-	-0-
Stock Issued for Services	-0-	-0-	-0-	-0-	30,000	22,500
Transfer of Restricted Units	-0-	-0-	-0-	-0-	488,977	294,062
Net Loss for the Year Ended December 31, 2004	-0-	-0-	-0-	-0-	-0-	-0-
Dividends Paid on Preferred Stock	-0-	-0-	-0-	-0-	-0-	-0-

Balance, December 31, 2004	4,175	$4,175,000	-0-	$-0-	34,381,172	$12,949,148

The accompanying notes are an integral part of the financial statements.

	Restricted Shares	Restricted Shares Value	Additional Paid-In Capital	Accumulated Deficit	Notes Receivable From Stock Sales	Total
Balance, February 28, 2002	-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Sale of common stock, at $.01/share	-0-	-0-	-0-	-0-	-0-	5,975
Sale of common stock, at $$2.00/share	-0-	-0-	1,661,650	-0-	(305,500)	1,364,500
Sale of common stock, at $5.00/share	-0-	-0-	948,100	-0-	-0-	950,000
Issuance of common stock, at $5.00/share, in Connection with Super-Caller acquisition	-0-	-0-	1,613,522	-0-	-0-	1,616,756
Payments received on notes receivable	-0-	-0-	-0-	-0-	27,079	27,079
Net Loss for the period ended December 31, 2002	-0-	-0-	-0-	(1,501,409)	-0-	(1,501,409)

Balance, December 31, 2002	-0-	-0-	4,223,272	(1,501,409)	(278,421)	2,462,901
Cancellation of notes Receivable	-0-	-0-	(79,103)	-0-	79,500	-0-
Sale of common stock, at $.01/share	-0-	-0-	-0-	-0-	-0-	600
Issuance of common stock, at $2.50 per share for payment of interest on convertible notes through July 1, 2003	-0-	-0-	62,898	-0-	-0-	63,150
Issuance of common stock, at $3.00/share for payment of interest on convertible notes through December 31, 2003	-0-	-0-	128,974	-0-	-0-	129,454
Conversion of convertible Notes	-0-	-0-	5,841,000	-0-	-0-	5,900,000
Payments received on notes receivable	-0-	-0-	-0-	-0-	19,412	19,412
Settlement of Stock Appreciation Rights	239,481	718,443	-0-	-0-	179,509	897,952
Warrants Issued For Services	-0-	-0-	139,121	-0-	-0-	139,121
Net Loss for the year ended December 31, 2003	-0-	-0-	-0-	(5,493,729)	-0-	(5,493,729)

Balance, December 31, 2003	239,481	718,443	10,316,162	$(6,995,138)	$-0-	4,118,861
Issuance of Preferred Stock	-0-	-0-	1,500,000	-0-	-0-	6,500,000
Reverse merger with Digital Data Networks, Inc.	1,351,584	238,396	(11,816,162)	-0-	-0-	(60,000)
Exercise of Options and Warrants	-0-	-0-	-0-	-0-	-0-	210,426
Conversion of Preferred Stock to Common	-0-	-0-	-0-	-0-	-0-	-0-
Stock Dividend on Preferred Stock	-0-	-0-	-0-	-0-	-0-	-0-
Warrants Issued For Services	-0-	-0-	324,979	-0-	-0-	324,979
Stock Issued for Services	-0-	-0-	-0-	-0-	-0-	22,500
Transfer of Restricted Units	(488,977)	(294,062)	-0-	-0-	-0-	-0-
Net Loss for the Year Ended December 31, 2004	-0-	-0-	-0-	(6,693,314)	-0-	(6,693,314)
Dividends Paid on Preferred Stock	-0-	-0-	-0-	(43,983)	-0-	(43.983)

Balance, December 31, 2004	1,102,088	$662,777	$324,979-	$(13,732,735)	$-0-	$4,379,469

The accompanying notes are an integral part of the financial statements.

i 2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	As Restated Cumulative From Inception February 28, 2002 to December 31, 2004	For the Year Ended December 31, 2004	As Restated For the Year Ended December 31, 2003
Cash Flows From Operations
Net Loss From Continuing Operations	$(13,688,452)	$(6,693,314)	$(5,493,729)
Adjustments to Reconcile Net Income to Net
Cash Provided By Operating Activities
Bad Debts	75,000	75,000	-0-
Depreciation and Amortization	825,685	457,637	364,188
Interest Paid Via Issuance of Stock	192,604	-0-	192,604
Gain on Forbearance of Debt	(27,643)	(27,643)	-0-
Loss on Disposal of Assets	593	593	-0-
Stock Compensation	1,384,552	347,479	1,037,073
(Increase) Decrease In:
Accounts Receivable	(307,371)	(160,633)	(146,738)
Inventories	(766,294)	(194,045)	(431,684)
Prepaid Expenses	(188,023)	(171,489)	2,681
Other Assets	(78,164)	(35,100)	(19,577)
Increase (Decrease) In:
Accounts Payable and Accrued Expenses	1,068,514	514,809	3,457
Deferred Revenue	99,901	(99)	100,000

Net Cash Used In Operating Activities	(11,409,098)	(5,886,805)	(4,391,725)

Cash Flows From Investing Activities
Proceeds from Disposal of Assets	6,433	6,433	-0-
Equipment Purchases	(1,646,202)	(682,283)	(887,687)
Payments for Patents and Trademarks	(125,168)	(28,139)	(89,658)
Investment in Subsidiary	(1,239,422)	-0-	-0-

Net Cash Used In Investing Activities	(3,004,359)	(703,989)	(977,345)

Cash Flows From Financing Activities
Proceeds From Shareholder Loans	231,000	-0-	225,000
Payments of Shareholder Loans	(231,000)	(225,000)	(6,000)
Proceeds from Issuance of Convertible Notes	6,885,000	985,000	5,900,000
Proceeds From Notes Payable	100,000	-0-	-0-
Payment of Notes Payable	(390,943)	(290,943)	(100.000)
Issuance of Common Stock	2,501,278	180,202	600
Issuance of Preferred Stock	5,545,224	5,545,224	-0-
Proceeds from Stock Notes Receivable	46,491	-0-	19,412
Dividends Paid	(43,983)	(43,983)	-0-
Cash From Subsidiary Acquired Via Stock Exchange	1,517	-0-

Net Cash Provided By Financing Activities	14,644,584	6,150,500	6,039,012

Increase (Decrease) in Cash	231,127	(440,294)	669,942
Balance, Beginning of Period	-0-	671,421	1,479

Balance, End of Period	$231,127	$231,127	$671,421

The accompanying notes are an integral part of the financial statements.

i 2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 and 2003

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

A.	Nature of Operations – The parent Company was incorporated under the laws of the State of Washington on October 17, 1988, and the operating subsidiary was incorporated on February 28, 2002. The Company, headquartered in Atlanta, Georgia, is a telecommunications service provider employing next generation Voice over Internet Protocol (“VoIP”) technology. The Company has proprietary patent pending technology that allows transmission of VoIP, connection to long distance public-switched telephone network (“PSTN”), and other enhanced communications services through an Internet Access Device (“IAD”).

The Company has targeted specific markets that are connected to the Internet. Customers will be supplied an i2 Telecom “IAD” micro gateway, which will enable them to: 1) make, at no cost other than the initial cost of micro gateway and the subscription fee, unlimited calls to other i2 Telecom subscribers – anywhere in the world using the customer’s existing phone (no new or special IP phone required); 2) make long distance calls to people who use a normal telephone line using the i2 Telecom least cost routing network that will provide competitive long distance rates; and 3) use either a broadband (DSL, Cable, etc.) or dial up service.

B.	Basis of Consolidation – The consolidated financial statements include the accounts of SuperCaller Community, Inc., a wholly owned subsidiary located in San Mateo, California. All significant intercompany accounts and transactions have been eliminated in consolidation.

C.	Revenues - The Company recognizes revenue from sale of its i2 Telecom “IAD” micro gateway at time of shipment. Revenues from per-minute charges and user fees are recognized as incurred by its customers.

D.	For purposes of the statement of cash flows, the Company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents.

E.	Inventories - Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis. Inventory classifications as of December 31, 2004 and 2003 consisted of the following:

	2004	2003
Raw Material	$110,259	$200,325
Work in Process	393,536	325,956
Finished Goods	457,261	240,730

	$961,056	$767,011

F.	Property, Equipment and Related Depreciation – Property and equipment are recorded at cost. Depreciation is computed by the straight-line method for financial and tax reporting purposes. Estimated lives range from five to ten years. When properties are disposed of, the related costs and accumulated depreciation are removed from the respective accounts and any gain or loss on disposition is recognized currently. Maintenance and repairs which do not improve or extend the lives of assets are expensed as incurred.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 and 2003

Note 1. Summary of Significant Accounting Policies – (continued)

G.	Intangible Assets – The Company has capitalized certain costs related to registering a trademark and patent pending technology. These costs are being amortized on a straight-line basis over its estimated lives of twenty years and fifteen years, respectively.

H.	In accordance with SFAS No. 144, the Company reviews its long-lived assets, including property and equipment, goodwill and other identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The Company had no impairment of assets during the years ended December 31, 2004 and 2003.

I.	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

J.	Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

K.	Research and Development Expenses – The Company expenses research and development expenses as incurred. Amounts payable to third parties under product development agreements are recorded at the earlier of the milestone achievement, or when payments become contractually due.

L.	New Accounting Pronouncements - In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51”. This interpretation addresses the consolidation of variable interest entities (“VIEs”) and its intent is to achieve greater consistency and comparability of reporting between business enterprises. It defines the characteristics of a business enterprise that qualifies as a primary beneficiary of a variable interest entity. In December 2003, the FASB issued a modification to FIN 46, titled FIN 46R. FIN 46R delayed the effective date for certain entities and also provided technical clarifications related to implementation issues. In summary, a primary beneficiary is a business enterprise that is subject to the majority of the risk of loss from the VIE, entitled to receive a majority of the VIE’s residual returns, or both. The Company adopted FIN No. 46 on January 1, 2004 and determined that it did not have an impact to its financial statements.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This statement clarifies and defines how certain financial instruments that have both the characteristics of liabilities and equity be accounted for. Many of these instruments that were previously classified as equity will now be recorded as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and must be adopted for financial statements issued after June 15, 2003. As of December 31, 2004, the Company has not identified any financial instruments that fall within the scope of SFAS No. 150, thus the adoption of SFAS No.1 50 does not have a material impact on the accompanying financial statements or results of operations.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 and 2003

Note 1. Summary of Significant Accounting Policies – (Continued)

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies the accounting for and reporting of derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. SFAS No. 149 is effective for contracts entered into after June 30, 2003. As of December 31, 2004, the Company has not identified any financial instruments that fall within the scope of SFAS No. 149, thus the adoption of SFAS No. 149 does not have a material impact on the accompany consolidated financial statements or results of operations.

In December 2003, the Securities and Exchange Commission issued SAB No. 104 “Revenue Recognition”. This SAB revises or rescinds certain portions of interpretative guidance included in Topic 13 of the codification of staff accounting bulletins. These changes make SAB 104 guidance consistent with current accounting regulations promulgated under U.S. generally accepted accounting principles. The adoption of SAB No. 104 did not have a material impact on the accompanying financial statements or results of operations.

In September 2004, the FASB reached a final consensus on Emerging Issues Task Force (EITF) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” that contingently convertible debt instruments will be subject to the if-converted method under SFAS 128 “Earnings Per Share,” regardless of the contingent features included in the instrument. Under current practice, issuers of contingently convertible debt instruments exclude potential common shares underlying contingently convertible debt instruments from the calculation of diluted earnings per share until the market price or other contingency is met. The effective for EITF Issue 04-8 is for reporting periods ending after December 15, 2004 and requires the restatement of diluted earnings per share for all periods presented. The effect on this consensus did not have an impact on the accompany consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “… under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and handling costs may be so abnormal to require treatment as current period charges…” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provision of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of this statement will have a material impact on its financial condition or results of operations.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statement have not yet been issued. The Company expects to adopt SFAS 123R on January 1, 2005.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 and 2003

Note 2. Property and Equipment

The major components of property and equipment at December 31, 2004 and 2003 are as follows:

	2004	2003
Network Equipment	$707,625	$136,677
Office Equipment	133,076	84,160
Software	716,677	692,565
Lab Equipment	35,277	23,864
Furniture and Fixtures	66,194	50,109

	1,658,849	987,375
Less: Accumulated Depreciation	391,086	157,079

Net Property and Equipment	$1,267,763	$830,296

Depreciation charged to operations was $237,790 and $148,528 for the years ended December 31, 2004 and 2003, respectively.

Note 3. Intangible Assets

Intangible assets at December 31, 2004 and 2003 consisted of the following:

Amortized Intangibles	Amortization Period	2004	2003
Patent Pending Technology	15 Years	$3,266,915	$3,251,695
Trademark	20 Years	49,171	36,252

		3,316,086	3,287,947
Accumulated Amortization		435,507	215,660

Balance, net		$2,880,579	$3,072,287

Amortization charged to continuing operations was $219,847 and $215,660 for the years ended December 31, 2004 and 2003, respectively.

Note 4. Notes Receivable From Stock Sales

Notes receivable from stockholders represent amounts owed to the Company by certain stockholders for the purchase of common stock of the Company. The notes call for a 3% interest rate and aggregate monthly payments of $4,000 being made through payroll deduction, generally over a 26-month period. During the year ended December 31, 2003, the Company suspended monthly payments as part of a compensation reduction plan. The common stock is being held as collateral for the notes. On December 31, 2003 all outstanding notes and accrued interest were cancelled as part of an agreement to cancel the Company’s outstanding Stock Appreciation Rights (See Note 12)

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 and 2003

Note 5. Notes Payable

Notes Payable as of December 31, 2004 and 2003 consisted of the following:

	2004	2003
a. 8% note payable due to an individual previously affiliated with SuperCaller. The principal and all accrued interest are due and payable upon the Company obtaining certain levels of equity funding. These funding levels are expected to be met prior to December 31, 2005.	$50,000	$50,000

b. 6% note payable due to an individual previously affiliated with SuperCaller. The principal and all accrued interest are due and payable upon the Company obtaining certain levels of equity funding. These funding levels are expected to be met prior to December 31, 2005.	$50,000	$50,000

c. 6% note payable due to a corporation previously affiliated with SuperCaller. The principal and all accrued interest are due and payable upon the Company obtaining certain levels of equity funding. On July 8, 2004, the Company signed a forbearance agreement to settle all outstanding interest and accrued interest for $235,000 which has been paid as of December 31, 2004.	-0-	250,000

Total Long Term Debt	100,000	350,000
Less: Current Portion	100,000	350,000

Long-Term Portion	$-0-	$-0-

Debt maturities in the next five years are as follows:

2005	$100,000
2006	-0-
2007	-0-
2008	-0-
2009	-0-

$100,000

On December 31, 2003, with the consent of all note holders, the Company converted $5,900,000 of its convertible notes outstanding in exchange for 59,000 shares of its preferred stock, $1.00 par value, at a rate of 1 share of the Company’s preferred stock for every $100 of unpaid principal.

In addition, all accrued and unpaid interest on the above mentioned notes was paid in shares of the Company’s common stock, $.01 par value, with each such share valued at the conversion price associated with the note. Total interest paid and shares of common stock issued were $192,604 and 73,342, respectively, for the year ended December 31, 2003.

In June 2004, the Company issued $985,000 of notes payable to two venture capital companies prior to the completion of a private placement offering (See Note 18). The notes required interest at 7% per annum to be paid via issuance of common stock upon closing of the private placement offering. In August 2004, these notes were converted to convertible preferred stock. As of December 31, 2004 no common stock has been issued for the accrued interest related to these notes. Interest accrued as of December 30, 2004 was $13,254.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 and 2003

Note 6. Notes Payable – Related Parties

As of December 31, 2004 and 2003 the Company owed $-0- and $225,000, respectively to certain shareholders for various advances made to the Company. The advances are unsecured and due on demand.

Note 7. Per Share Computation

Earnings per share have been calculated based on the weighted average number of shares outstanding.

Note 8. Income Taxes

The Company has incurred a net operating loss for federal income tax purposes of $6,712,060 and $4,668,223 in 2004 and 2003, respectively, which it has elected to carry forward, therefore the Company has not recorded any current tax accrual. Additionally, from the SuperCaller Community, Inc. acquisition and the reverse merger with Digital Data Networks, Inc., the Company has additional net operating loss carry forwards of $160,599 and $9,283,863, respectively. The Company has total net operating loss carry forwards of $21,580,686 which expire in various years ranging from 2006 to 2024

Deferred taxes are detailed as follows:

	2004	2003
Deferred Income Tax Assets
Net Operating Loss Available	$7,337,433	$2,160,872
Amortization of R&D Expenses	390,658	439,490
Accrued Expenses	385,149	244,271

	8,113,240	2,844,633
Valuation Allowance	8,113,240	2,844,633

Net Deferred Income Tax Asset	$-0-	$-0-

The valuation allowance is evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer required. Due to the above valuation allowance, the Company has not recorded any assets for deferred taxes as of December 31, 2004 and 2003.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 and 2003

Note 9. Supplemental Cash Flow Disclosures

Interest received and paid, income taxes paid and non-cash transactions incurred during the years ended December 31, 2004 and 2003 was as follows:

	2004	2003
Interest Received	$3,044	$7,237

Interest Paid	$6,065	$4,711

Income Taxes	$-0-	$-0-

Non-Cash Transactions:
Cancellation of Stock Notes	$-0-	$79,500
Payment of Interest via Stock	-0-	192,605
Conversion of Debt to Stock	985,000	5,900,000
Cancellation of Stock Appreciation Rights	-0-	897,952
Debt Financed Insurance Premiums	40,943	-0-

Note 10. Significant Concentrations of Credit Risk

The Company maintains cash balances at various financial institutions. The balances are insured by the Federal Deposit Insurance Corporation FDIC) up to $100,000. At December 31, 2004 and 2003, the Company’s uninsured cash balance totals $29,924 and $564,475, respectively.

Note 11. Stock Options and Warrants

During 2002, the Company’s board of directors approved a stock option plan for its officers, directors and certain key employees. Generally, the options vest based on the attainment of certain performance criteria set forth in the option agreements. In additions, the Company has issued stock warrants to key employees, consultants, and certain investors, with expiration dates of one-to-five years. The Company accounts for its stock option plan in accordance with the provisions of Account Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expenses are recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price, the intrinsic value method. Under SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure – an Amendment of FASB Statement No. 123”, entities are permitted to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 148 also allows entities to continue to apply the provisions of APB Opinion 25 and provide pro forma net income (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 148 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosures required by SFAS 148. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 148 and related interpretations.

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

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 and 2003

Note 11. Stock Options and Warrants (continued)

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS 148 had been applied for the year ended December 31, 2004 and 2003(adjusted for conversion of shares due to merger).

	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003
Net Loss, as reported	$(6,693,314)	$(5,493,729)
Add: Stock-based employee compensation expense attributable to common stock options and warrants	347,479	139,121
Less: Stock-based employee compensation expense attributable to common stock options determined under fair value based method	(511,692)	(93,856)

Net Loss, as Adjusted	$(6,857,527)	$(5,448,464)

Loss Per Share-Basic, as Reported	$(.30)	$(1.26)

Loss Per Share-Diluted, as Reported	$(.17)	$(.24)

Loss Per Share-Basic, as Adjusted	$(.30)	$(1.25)

Loss Per Share-Diluted, as Adjusted	$(.17)	$(.24)

The summary of the status of the Company’s stock option plan as of December 31, 2004 and 2003 and changes during the periods then ended is as follows (adjusted for conversion of shares due to merger):

	2004		2003
	Number of Options/ Warrants	Weighted Average Exercise Price	Number of Options/ Warrants	Weighted Average Exercise Price
Outstanding at Beginning of Period	16,178,349	$.47	10,527,826	.48
Options Granted	967,657	$.83	5,800,038	$.48
Warrants Granted	9,315,203	$.89	847,055	$.36
Exercised	(978,340)	$.25	-0-	n/a
Forfeited	(2,590,661)	$.46	(996,570)	(45)

Outstanding at End of Period	22,892,208	$.67	16,178,349	$.47

Options Exercisable at End of Period	17,038,724	$.45	4,020,194	.49
Weighted-average Fair Value of Options Granted During the Period		$.05		$.03

As of December 31, 2004, the range of option and warrant exercise prices for outstanding and exercisable options and warrants was $.01 to $1.80 with a weighted average remaining contractual life of 2.47 years.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 and 2003

Note 12. Stock Appreciation Rights and Restricted Share Units

In October 2002, the Company reduced compensation 25% for all executives of the Company. In November, the compensation of the Chief Executive Officer and President was further reduced to the minimum salary necessary to maintain group insurance coverage. To provide the Company executives the opportunity to restore this lost compensation at a future date a Stock Appreciation Rights Plan (Plan) was established effective October 1, 2002. The Plan provides that at the time the Company changes ownership or becomes a publicly held company (per specific provisions in the Plan), the Company executives receive in Company stock or cash the differential amount between the fair market value of the Company stock and the applicable initial value of their stock appreciation rights. For the period from October 1, 2002 through April 30, 2003, the conversion rate was $1.875 per each stock appreciation right for each $1.00 in reduced salary. Effective May 1, 2003, the conversion rate was amended to $3.00 per each stock appreciation right for each $1.00 in reduced salary. As of December 31, 2004 and 2003, this was a total aggregate salary reduction amount of $-0- and $740,082, respectively.

On December 31, 2003, the Company terminated its Stock Appreciation Plan and cancelled all outstanding rights granted. As consideration for the consideration of rights cancelled, each employee received restricted stock or cancellation their notes receivable (See Note 4) at rate of $3 per right. On December 31, 2003, the Company amended its 2002 Stock Option Plan to properly administer the granting of Restricted Stock. Under the amended plan, employees are granted restricted units without cost to the employee. Each restricted share unit awarded to a participant represents an unfunded, unsecured right, which is nontransferable except in the event of death, of the employee to receive one share of common stock, $.01 par value on the date specified in the grant. As a result of the reverse merger with Digital Data Networks, Inc., each right to receive one share of common stock, $.01 par value was converted into a right to receive shares of common stock, no par value per share, and preferred stock series B, no par value per share as outlined in the merger agreement. On June 3, 2004, the right to receive preferred stock Series B, no par value per share, was converted in a right to receive shares of common stock, no par value per share (See Note 19). The restricted share units granted under the plan vest evenly over three years, with immediate vesting upon termination. Information with respect to restricted share units and stock appreciation rights as of December 31, 2004 and 2003 is as follows:

	2004	2003
Stock Appreciation Rights Outstanding-Beginning of Year	-0-	54,522
Stock Appreciation Rights Granted	-0-	244,807
Rights Applied Towards Cancellation of Notes Receivable	-0-	(59,848)
Conversion to Restricted Units	-0-	(239,481)

Stock Appreciation Rights Outstanding-End of Year	-0-	-0-

Restricted Units-Beginning of Year	239,481	-0-
Restricted Units Granted	-0-	239,481
Reverse Merger with Digital Data Networks	1,351,584	-0-
Transfer to Common Stock Due to Lapse of Restrictions	(488,977)	-0-

Restricted Units-End of Year	1,102,088	239,481

Weighted Average Fair Value of Shares	$.45	$.45
Pre-Tax Compensation Expense Charged to Earnings, net of cancellations	$-0-	$727,606
Cancellation of Notes Receivable	$-0-	$179,544

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 and 2003

Note 13. Deferred Compensation Plan

In September 2003, the Company instituted a second salary reduction plan whereas executives of the Company agreed to an additional decrease in salary. Under this plan, the company will repay the difference between the wages paid immediately prior to the start of the plan and their reduced salary plus 20% of the difference. The deferred amount is due at a time when the company becomes profitable. As of December 31, 2004 and 2003, the amount of deferred compensation accrued was $374,899 and $143,184, respectively.

Note 14. Employee Benefit Plans

Employees are paid through a professional employment organization (PEO). The PEO is a co-employer with the Company. It carries and maintains the Company’s employee benefit programs such as health insurance, dental, disability, life insurance and 401K plan. The Company’s costs for these plans are imbedded in the fee charged by the PEO for payroll costs.

Note 15. Lease Obligation

The Company leases office facilities in Atlanta, Georgia and Boca Raton, Florida under operating leases expiring in January 2005. It also leases an engineering center in Redwood City, California under an operating lease expiring in February 2006.

During the years ended December 31, 2004 and 2003, the Company subleased the Atlanta space to a third-party tenant while it was headquarter in Boca Raton. In December 2004, the Company relocated its headquarters back to Atlanta, Georgia.

Total rents paid during the years ended December 31, 2004 and 2003 were $306,671 and $215,789.

Total rents received from subleases during the years ended December 31, 2004 and 2003 were $93,948 and $42,625.

Future minimum lease obligations under all operating leases are as follows:

December 31, 2005	$92,396
December 31, 2006	5,202
December 31, 2007	-0-
December 31, 2008	-0-
December 31, 2009	-0-

$97,598

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 and 2003

Note 16. Development Stage Enterprises

The Company is a development stage enterprise in that planned principal operations have not generated significant amounts of revenues since its inception. Development stage activities in which the Company has been actively engaged include building a management team, financial planning, raising capital, research and development, establishing sources of supply, acquiring property and equipment and other operating assets, training personnel, developing markets, building a network operation center, and developing customer billing systems.

Because of the factors noted in the preceding paragraph, the Company incurred a net loss of $6,693,314 and $5,354,608 during the years ended December 31, 2004 and 2003, respectively. These losses, as well as the uncertain conditions that the Company faces relative to its ongoing debt and equity fund-raising efforts, create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s success in its ability to obtain needed financing from its existing shareholders. The Company expects that if revenues and outside financing are inadequate to fund all the Company’s cash obligations through at least December 31, 2005, these financing requirements will be provided by one or more of its existing shareholders.

Note 17. Contingencies

As of December 31, 2004, the Company was a defendent in a lawsuit with former stockholders of its wholly-owned subsidiary, SuperCaller Community, Inc. (SC). The former stockholders have alleged the Company forced them to sell SC. Management believes the suit has no merit and plans to vigorously defend the lawsuit. As of February 28, 2005 the outcome of the lawsuit is unknown. Therefore, no loss or liability has been recorded in the financial statements.

On June 30, 2003, the Company filed for arbitration against the former majority owner of SuperCaller Community, Inc. for liabilities exceeding the $400,000 threshold on September 17, 2002 as provided for in the purchase agreement. The excess liabilities that the Company claims amounts to $452,250 and is represented by 540,857 shares of the Company’s common stock that is being held in escrow by the escrow agent.

The Company had been named a defendant in a lawsuit regarding a disputed amount due for patent preparation and filings. Based on the present status of these litigation matters, management believes this will not ultimately have a material effect on the results of operations, financial position, or cash flows of the Company.

Note 18. Preferred Stock

On June 3, 2004, the shareholders of the Company approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock, no par value per share, from 10,000,000 to 100,000,000 and to increase the number of authorized shares of the Company’s preferred stock, no par value per share, from 1,000,000 to 5,000,000. As a result of the increase in the number of authorized shares of the Company’s common stock effected by such filing, all of the Company’s outstanding shares of preferred stock series A-1, preferred stock series A-2, preferred stock series B and preferred stock series C converted into shares of common stock in accordance with the applicable Statement of Rights of such preferred stock. Consequently, as of June 3, 2004, the Company had outstanding 34,179,113 shares of common stock (including restricted shares), excluding shares of common stock payable as dividends with respect to, and upon conversion of, the preferred stock series A-1 and preferred stock series A-2.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 and 2003

Note 18. Preferred Stock (continued)

In August 2004, the Company the completed a private placement of 4,500 shares of its preferred stock series D, warrants to purchase 2,812,500 shares of its common stock, and 1,125 additional investment right units for an aggregate purchase price of $4.5 million. The preferred stock calls for quarterly dividends at 7% paid quarterly on a cumulative basis. Dividends not paid on the payable date requires interest at a rate of 13% per annum from the payable date to date paid. During the year ended December 31, 2004, the Company paid $43,983. On January 3, 2005, the company paid dividends of $75,906 related to its preferred stock. The shares of preferred stock series D are convertible into an aggregate of 5,625,000 shares of common stock with each share of preferred stock series D being convertible into 1,250 shares of common stock. Each additional investment right unit is exercisable into one share of preferred stock series D and a warrant to purchase 625 shares of common stock at an exercise price of $1,000 per unit. The warrants issued in the private placement and issuable upon exercise of the additional investment right units are exercisable for a period of three years at a price of $.96 per share.

Note 19. Merger with Digital Data Networks, Inc.

On February 29, 2004, the Company merged with and into Digital Data Networks, Inc. (DDN), a Washington corporation. Pursuant to the plan of merger, the Company and DDN Acquisition Corporation (a wholly-owned subsidiary of DDN) was merged with and into the Company with the Company to survive the Merger as a wholly-owned subsidiary of DDN.

Under terms of the agreement, at the effective time of the Merger, the issued and outstanding shares of:

1.	The Company’s common stock, $.01 par value per share, including restricted units, was converted into an aggregate of 5,160,722 shares of the DDN’s common stock, no par value per share and 135,000 shares of DDN’s preferred stock series B, no par value per share.

2.	The Company’s preferred stock series A-1, $1.00 par value per share was converted into the right to receive an aggregate of 22,500 shares of DDN’s preferred stock Series A-1, no par value per share.

3.	The Company’s preferred stock series A-2, $1.00 par value per share was converted into the right to receive an aggregate of 30,600 shares of the DDN’s preferred stock series A-2, no par value per share.

4.	The Company’s preferred stock series B, $1.00 par value per share was converted into the right to receive an aggregate of 100,000 shares of DDN’s preferred stock series C, no par value per share.

DNN generates advertising revenue in the out-of-home advertising industry through its Transit Network operation, which sells advertising on its digital information network. The Transit Network’s digital information network is a network of computerized electronic displays that delivers information, both text and graphics, to riders on-board public transit vehicles, utilizing an FM sub-carrier signal to transmit the data. The Transit Network currently operates its digital information network on the Dallas Area Rapid Transit bus and rail system.

On February 27, 2004, in connection with the merger with the Company, DDN sold substantially all of its operating assets relating to its digital information network to a newly created entity owned by certain members of DDN’s management team. Pursuant to the agreement, the assets were exchanged for the new owner’s assuming certain liabilities and obligations relating to such assets.

The Merger and Asset Sale are being accounted for as a transfer and exchange between companies under common control and are merely a change in legal organization and not a change in the entity. Therefore, all assets and liabilities are transferred at historical cost and the gain on sale of assets is not included in the statement of operations and cash flows for the year ended December 31, 2004.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 and 2003

Note 19. Merger with Digital Data Networks, Inc. (continued)

As of the date of the merger, DDN’s accumulated deficit was $13,700,794. In accounting for the reverse merger, the equity accounts have been adjusted to reflect the current outstanding stock of DDN (now i2 Telecom International, Inc.) and the accumulated deficit of the Company since its inception. DDN’s accumulated deficit of $13,700,794 (at time of the merger) has been eliminated. The write off of DDN’s accumulated deficit has been adjusted by a reduction to the other capital accounts starting with additional paid in capital, then preferred stock, and the balance against common stock. Since DDN had no outstanding preferred stock prior to the merger, the preferred stock of the Company has been reduced to zero.

Note 20. Restatement of Prior Financial Statements

The financial statements for the year ended December 31, 2003 have been restated to reflect additional expense related to stock warrants issued during 2003 to various consultants for services performed. The effect of the restatement was to increase the net loss by $139,121, net of income taxes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I2 TELECOM INTERNATIONAL, INC.

By:	/s/ Paul R. Arena
Paul R. Arena
Chairman of the Board and
Chief Executive Officer

Date: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Paul R. Arena Paul R. Arena	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2005

/s/ David C. Burns David C. Burns	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2005

/s/ Audrey L. Braswell	Director	March 31, 2005
Audrey L. Braswell

/s/ Robert F. Hussey	Director	March 31, 2005
Robert F. Hussey

/s/ Bernard R. Kossar	Director	March 31, 2005
Bernard R. Kossar

/s/ Louis Libin	Director	March 31, 2005
Louis Libin

/s/ Hubert G. Phipps	Director	March 31, 2005
Hubert G. Phipps

Exhibit No.	Exhibit	Method of Filing

2.1	Agreement and Plan of Merger dated as of January 30, 2004, among the Company, DDN Acquisition Corporation and i2 Telecom Communications, Inc. (The schedules to the Agreement and Plan of Merger have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-B, and the Company agrees to furnish copies of such omitted schedules supplementally to the Securities and Exchange Commission upon request.)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 2, 2004.

2.2	Asset Purchase Agreement dated as of January 30, 2004, between the Company and InTransit Media, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on February 2, 2004.

2.3	First Amendment to Asset Purchase Agreement, dated February 26, 2004, between the Company and InTransit Media, Inc.	Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on March 12, 2004.

2.4	Securities Purchase Agreement dated as of August 11, 2004, among the Company and each of the buyers signatory thereto. (The schedules to the Securities Purchase Agreement have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-B, and the Company agrees to furnish copies of such omitted schedules supplementally to the Securities and Exchange Commission upon request.)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 13, 2004.

3.1	Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

3.2	Bylaws, as amended	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

3.3	Certificate of Designations of Rights and Preferences of Preferred Stock Series D of i2 Telecom International, Inc.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 13, 2004.

3.4	Amendment to the Company’s Articles of Incorporation filed June 3, 2004.	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

3.5	Amendment to the Company’s Articles of Incorporation filed August 10, 2004.	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

4.1	Form of Warrant issued by the Company to each buyer in connection with the 2004 Private Placement.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 13, 2004.

4.2	Form of Additional Investment Right issued by the Company to each buyer in connection with the 2004 Private Placement.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 13, 2004.

4.3	Registration Rights Agreement among the Company and the buyers signatory thereto entered into in connection with the 2004 Private Placement.	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed August 13, 2004.

4.4	Form of Warrant issued by i2 Telecom International, Inc., a Delaware corporation, and converted in the Merger, exercisable until February 27, 2007, at an exercise price of $0.9031.	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form SB-2 (No. 333-119254).

10.1	Finders Fee Agreement dated January 30, 2004, between the Company and Howard Parker.	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

10.2	Employment Agreement between Paul R. Arena and i2 Telecom International, Inc., a Delaware corporation, dated June 1, 2002. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.3	Amendment to Employment Agreement between Paul R. Arena and i2 Telecom International, Inc., a Delaware corporation, dated June 1, 2003. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.4	Amendment to Employment Agreement between Paul R. Arena and i2 Telecom International, Inc., a Delaware corporation, dated December 17, 2003. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.5	Employment Agreement between Douglas F. Bender and i2 Telecom International, Inc., a Delaware corporation, dated November 12, 2002. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.6	Amendment to Employment Agreement between Douglas F. Bender and i2 Telecom International, Inc., a Delaware corporation, dated December 19, 2003. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.7	Offer of Employment between Mark Bridges and i2 Telecom International, Inc., a Delaware corporation, dated December 26, 2002. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.8	Amendment to Employment Agreement between Mark Bridges and i2 Telecom International, Inc., a Delaware corporation, dated December 17, 2003. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.9	Employment Agreement between Jerry Lumpkin and i2 Telecom International, Inc., a Delaware corporation, dated October 6, 2003. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.10	Employment Agreement between Terry Palmeter and i2 Telecom International, Inc., a Delaware corporation, dated March 31, 2003. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.10to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.11	Amendment to Employment Agreement between Terry Palmeter and i2 Telecom International, Inc., a Delaware corporation, dated December 17, 2003. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.12	Employment Agreement between Ron Roswell, Sr., and i2 Telecom International, Inc., a Delaware corporation, dated June 1, 2002. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.13	Amendment to Employment Agreement between Ron Roswell, Sr., and i2 Telecom International, Inc., a Delaware corporation, dated December 23, 2003. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.14	Employment Agreement between Ron Roswell, Jr., and i2 Telecom International, Inc., a Delaware corporation, dated June 1, 2002. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.15	Amendment to Employment Agreement between Ron Roswell, Jr., and i2 Telecom International, Inc., a Delaware corporation, dated December 23, 2003. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.16	Employment Agreement between Rick Scherle and i2 Telecom International, Inc., a Delaware corporation, dated August 2, 2003. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.17	Employment Agreement between Anthony F. Zalenski and i2 Telecom International, Inc., a Delaware corporation, dated June 24, 2002. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.18	Amendment to Employment Agreement between Anthony F. Zalenski and i2 Telecom International, Inc., a Delaware corporation, dated June 1, 2003. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.19	Amendment to Employment Agreement between Anthony F. Zalenski and i2 Telecom International, Inc., a Delaware corporation, dated December 17, 2003. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.20	Offer of Employment from i2 Telecom International, Inc., a Delaware corporation, to Ming King dated March 15, 2004.	Incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.21	Offer of Employment from i2 Telecom International, Inc., a Delaware corporation, to Fenn King dated March 15, 2004.	Incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.22	Warrant Agreement dated March 11, 2003, granted to Robert F. Hussey to purchase 65,000 shares of the Company’s common stock.	Incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.23	Form of Lock-up Agreement entered into in connection with the 2004 Private Placement.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 13, 2004.

10.24	Form of Conversion Agreement dated as of April 6, 2004 between the Company and each holder of the Company’s Preferred Stock Series A-1.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

10.25	Non-Negotiable Promissory Note dated May 14, 2004 made by the Company in favor of Vestal Venture Capital in principal amount of $500,000.00.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

10.26	Non-Negotiable Promissory Note dated June 7, 2004 made by the Company in favor of Vestal Venture Capital in principal amount of $185,000.00.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

10.27	Non-Negotiable Promissory Note dated June 8, 2004 made by the Company in favor of Midsouth Investor Fund, LP in principal amount of $300,000.00.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

10.28	Form of Acknowledgement and Agreement dated July 6, 2004 between the Company and each former holder of the Company’s Preferred Stock Series A-1 and Preferred Stock Series A-2.	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

10.29	Amendment to Employment Agreement between i2 Telecom International, Inc., a Delaware corporation, and Paul Arena dated August 24, 2004. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 9, 2004.

10.30	Settlement Agreement dated February 24, 2005, between the Company and Anthony F. Zalenski.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 2, 2005.

21.1	Subsidiaries of the Company.	Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form SB-2 (No. 333-119254).

23.1	Consent of Freedman & Goldberg, Certified Public Accountants.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.	Filed herewith.