Form 10QSB
period 2005-03-31
I2 TELECOM INTERNATIONAL INC
filed 2005-05-16
CIK 949371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number: 0-27704

i2 Telecom International, Inc.

(Exact Name of Small Business Issuer as Specified in its Charter)

Washington	91-1426372
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1200 Abernathy Rd. Suite 1800 Atlanta, GA 30328	(770) 512-7174
(Address of Principal Executive Offices)	(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 16, 2005, the registrant had 36,903,522 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	March 31, 2005	December 31, 2004
Current Assets
Cash	$154,315	$231,127
Accounts Receivable, Net of Allowance for Doubtful Accounts of $75,000 and $75,000, respectively	276,316	232,371
Inventories	1,151,787	961,056
Prepaid Expenses and Other Current Assets	266,489	231,966

Total Current Assets	1,848,907	1,656,520

Property and Equipment, Net	1,216,393	1,267,763

Other Assets
Intangible Assets, Net of Accumulated Amortization of $490,813 and $435,507,respectively	2,841,449	2,880,579
Deposits	71,552	78,164

Total Other Assets	2,913,001	2,958,743

Total Assets	$5,978,301	$5,883,026

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	March 31, 2005	December 31, 2004
Current Liabilities
Accounts Payable and Accrued Expenses	$1,745,822	$1,303,656
Deferred Revenue	99,827	99,901
Notes Payable-Current	300,000	100,000

Total Current Liabilities	2,145,649	1,503,557

Long-Term Debt – Notes Payable	-0-	-0-

Total Liabilities	2,145,649	1,503,557

Stockholders’ Equity (Deficit)
Preferred Stock, No Par Value, 5,000,000 Shares Authorized, 4,185 Shares and 4,175 Shares Issued and Outstanding, respectively	4,160,000	4,175,000
Common Stock, No Par Value, 10,000,000 Shares Authorized, 36,903,522 Shares and 34,381,172 Shares Issued and Outstanding, respectively	14,356,074	12,949,148
Restricted Units	441,851	662,777
Additional Paid-In Capital	710,714	324,979
Accumulated Deficit During The Development Stage	(15,835,987)	(13,732,435)

Total Stockholders’ Equity (Deficit)	3,832,652	4,379,469

Total Liabilities and Stockholders’ Equity (Deficit)	$5,978,301	$5,883,026

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative From Inception to March 31, 2005	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004
Revenue	$880,629	$186,308	$127,444
Cost of Revenue	1,094,464	117,026	173,383

Gross Profit (Loss)	(213,835)	69,282	(45,939)
General and Administrative Expenses	14,821,893	1,753,013	1,429,129

Loss From Operations	(15,035,728)	(1,683,731)	(1,475,068)

Other Income (Expense)
Interest Income	13,633	396	66
Interest Expense	(262,936)	(4,194)	(10,298)
Gain on Forbearance of Debt	27,643	-0-	-0-
Loss on Disposal of Assets	(593)	-0-	-0-
Loss on Subscription List	(118,000)	-0-	-0-

Total Other Income (Expense)	(340,253)	(3,798)	(10,232)

Loss Before Cumulative Effect of Accounting Change	(15,375,981)	(1,687,529)	(1,485,300)
Cumulative Effect of Accounting Change on Years Prior to 2004, Net of Income Tax of $-0-	(340,117)	(340,117)	-0-

Net Income (Loss)	$(15,716,098)	$(2,027,646)	$(1,485,300)

Weighted Average Common Shares:
Basic	13,303,383	35,390,091	6,212,247
Diluted	29,614,387	40,327,674	33,052,704

Basic Earnings Per Common Share:
Loss Before Cumulative Effect of Accounting Change	$(1.16)	$(.05)	$(.24)
Cumulative Effect of Accounting Change	(.02)	(.01)	.00

Net Loss	$(1.18)	$(.06)	$(.24)

Diluted Earnings Per Common Share
Loss Before Cumulative Effect of Accounting Change	$(.51)	$(.04)	$(.04)
Cumulative Effect of Accounting Change	(.01)	(.01)	.00

Net Loss	$(.52)	$(.05)	$(.04)

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative From Inception to March 31, 2005	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004
Cash Flows From Operations
Net Loss From Continuing Operations	$(15,716,098)	$(2,027,646)	$(1,485,300)
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Bad Debts	75,000	-0-	-0-
Depreciation and Amortization	963,992	138,307	106,294
Interest Paid Via Issuance of Stock	192,604	-0-	-0-
Gain on Forbearance of Debt	(27,643)	-0-	-0-
Loss on Disposal of Assets	593	-0-	-0-
Stock Compensation	1,430,170	45,618	-0-
Cumulative Effect of Accounting Change	340,117	340,117	-0-
(Increase) Decrease In:
Accounts Receivable	(351,316)	(43,945)	(96,285)
Inventories	(957,025)	(190,731)	(21,673)
Prepaid Expenses	(222,546)	(34,523)	(209,074)
Other Assets	(71,552)	6,612	(2,913)
Increase (Decrease) In:
Accounts Payable and Accrued Expenses	1,510,680	442,166	133,349
Deferred Revenue	99,827	(74)	1,329

Net Cash Used In Operating Activities	(12,733,197)	(1,324,099)	(1,574,273)

Cash Flows From Investing Activities
Proceeds from Disposal of Assets	6,433	-0-	-0-
Equipment Purchases	(1,677,833)	(31,631)	(62,934)
Payments for Patents and Trademarks	(141,344)	(16,176)	(16,325)
Investment in Subsidiary	(1,239,422)	-0-	-0-

Net Cash Used In Investing Activities	(3,052,166)	(47,807)	(79,259)

Cash Flows From Financing Activities
Proceeds From Shareholder Loans	405,500	174,500	-0-
Payments of Shareholder Loans	(305,500)	(74,500)	(225,000)
Proceeds from Issuance of Convertible Notes	6,885,000	-0-	-0-
Proceeds From Notes Payable	300,000	200,000	-0-
Payment of Notes Payable	(390,943)	-0-	-0-
Issuance of Common Stock	2,997,278	496,000	-0-
Issuance of Preferred Stock	6,120,224	575,000	2,000,000
Proceeds from Stock Notes Receivable	46,491	-0-	-0-
Dividends Paid	(119,889)	(75,906)	-0-
Cash From Subsidiary Acquired Via Stock Exchange	1,517	-0-	-0-

Net Cash Provided By Financing Activities	15,939,678	1,295,094	1,775,000

Increase (Decrease) in Cash	154,315	(76,812)	121,468
Balance, Beginning of Period	-0-	231,127	671,421

Balance, End of Period	$154,315	$154,315	$792,889

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARIES

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

Nature of Business

The Company, through its subsidiary, i2 Delaware, provides low-cost telecommunications services employing next-generation Voice over Internet Protocol (“VoIP”) technology. These operations are based in Atlanta, Georgia, Redwood City, California and China. Through i2 Delaware, the Company controls its own proprietary technology and outsources the majority of its production and service functions with strategic partners. The Company, through i2 Delaware, provides the VoiceStick™, micro gateway adapters (InternetTalker(TM)), VoIP long distance and other enhanced communication services to subscribers. The Company’s proprietary technology platform is built to the Session Initiation Protocol (“SIP”) standard. The Company’s revenue model now includes revenue from the sale of the VoiceStick™ and other integrated access devices (“IADs”) along with recurring monthly subscriptions, call minute termination. The Company believes its proprietary technology provides meaningful advantages as compared to the technology of other VoIP providers particularly in the areas of quality of service, flexibility (i.e., broadband and dial-up capability in the same unit) and ease of use.

The Company’s proprietary technology platform is built to the SIP standard and offers the end user the following primary benefits:

•	near carrier grade quality of service;

•	low cost long distance calling worldwide;

•	broadband access via your laptop with the Company’s VoiceStick™;

•	broadband and dial-up technology in the Company’s InternetTalker™ IAD;

•	plug and play technology using traditional phones without professional installation; and

•	unlimited global calling among VoiceStick™ and InternetTalker™ IAD users with a minimal monthly subscription.

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

Liquidity and Going Concern

It is imperative that the Company raise capital in the near-term in order to continue as a going concern. Without raising additional capital, the Company likely will not be able to satisfy these liabilities unless they are modified or restructured. There is no guarantee that (i) additional capital will be available to the extent required, or that if available, it will be available on terms acceptable to the Company, or (ii) the current and other liabilities due in the near-term can be modified or restructured. If the Company can not raise additional capital or modify or restructure such liabilities, then the Company may be unable to pursue its business plan and may be forced to cease doing business.

As can be seen from the Company’s filings over the past year, the Company has experienced net losses and negative cash flows from operations and has an accumulated deficit at March 31, 2005 of approximately $15,835,987 million and a negative working capital position. The ability of the Company to generate positive cash flows from operations and net income is dependent, among other things, on market conditions, the recovery of recorded assets, cost control, identifying and securing additional revenue sources, and the Company’s ability to raise capital under acceptable terms. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. As noted in an explanatory paragraph in the Report of Independent Certified Public Accountants on the Company’s consolidated financial statements for the year ended December 31, 2004, as set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission (the “SEC”), these conditions have raised substantial doubt about the company’s ability to continue as a going concern.

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

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS123R must be adopted no later than January 1, 2006 for small business issuers. Early adoption will be permitted in periods in which financial statement have not yet been issued. The Company adopted SFAS 123R on January 1, 2005

Quantitative and Qualitative Disclosure about Market Risk

The Company believes that it does not have any material exposure to interest or commodity risks. The Company does not own any derivative instruments and does not engage in any hedging transactions.

Comprehensive Income or Loss

The Company has no components of other comprehensive income or loss, and accordingly, net loss equals comprehensive loss for all periods presented.

Earnings Per Share

For the first quarter of 2005 and 2004, net loss per share is based on the weighted average number of shares of Common Stock outstanding. At March 31, 2005 and March 31, 2004, the Company had, on a weighted average, 35,390,091 shares and 6,212,247 shares of Common Stock outstanding, respectively.

At March 31, 2005, the Company had 36,903,522 shares of Common Stock outstanding, and options and warrants to purchase 23,495,516 shares of Common Stock. Consequently, on an as-converted, fully-diluted basis, the Company would have 60,324,038 shares of Common Stock outstanding at March 31, 2005.

Stock Compensation

During 2002, the Company’s board of directors approved a stock option plan for its officers, directors and certain key employees. Generally, the options vest based on the attainment of certain performance criteria set forth in the option agreements. In additions, the Company has issued stock warrants to key employees, consultants, and certain investors, with expiration dates of one-to-five years. Effective January 1, 2005, the Company adopted early application of SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was previously used by the Company (See Note 18). Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Under APB 25, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price, the intrinsic value method. Under SFAS 123R, “Accounting for Stock-Based Compensation”, the Company recognize an expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Beginning January 1, 2005, all stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123R and related interpretations.

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

Interim Financial Data

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004, set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC. The interim financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of i2 Telecom International, Inc. and subsidiaries as of March 31, 2005 and March 31, 2004, and the results of their operations and cash flows for the three months ended March 31, 2005 and 2004. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2005.

NOTE 2: NOTES PAYABLE

Notes Payable as of March 31, 2005 and December 31, 2004 consisted of the following:

	2005	2004
a. 8% note payable due to an individual previously affiliated with SuperCaller. The principal and all accrued interest are due and payable upon the Company obtaining certain levels of equity funding. These funding levels are expected to be met prior to December 31, 2005.	$50,000	$50,000

b. 6% note payable due to an individual previously affiliated with SuperCaller. The principal and all accrued interest are due and payable upon the Company obtaining certain levels of equity funding. These funding levels are expected to be met prior to December 31, 2005.	50,000	50,000

c. 8% note payable due to a bank. The principal and all accrued interest are due and payable in May 2005. The note is secured by substantially all assets of the Company.	200,000	-0-

Total Long Term Debt	300,000	100,000
Less: Current Portion	300,000	100,000

Long-Term Portion	$-0-	$-0-

During the three months ended March 31, 2005, some of the shareholders loaned the Company $174,500. The loans were repaid prior to March 31, 2005, including reclassifying $100,000 to common stock as part of an exercise of stock options by one of the shareholders.

NOTE 3: STOCK OPTIONS AND WARRANTS

The summary of the status of the Company’s stock option plan as of March 31, 2005 and 2004 and changes during the periods then ended is as follows (adjusted for conversion of shares due to merger):

	2005		2004
	Number of Options/ Warrants	Weighted Average Exercise Price	Number of Options/ Warrants	Weighted Average Exercise Price
Outstanding at Beginning of Period	22,892,208	$.67	16,178,349	.47
Options Granted	2,291,500	$.88	414,657	$.67
Warrants Granted	509,495	$.89	3,462,729	$.89
Exercised	(2,167,687)	$.55	-0-	n/a
Forfeited	(30,000)	$.01	(641,375)	$.41

Outstanding at End of Period	23,495,516	$.70	19,414,360	$.55

Options Exercisable at End of Period	19,588,847	$.46	7,945,330	$.65
Weighted-average Fair Value of Options Granted During the Period		$.89		$.05

As of March 31, 2005, the range of option and warrant exercise prices for outstanding and exercisable options and warrants was $.01 to $1.00 with a weighted average remaining contractual life of 2.28 years.

Additionally, the Company has adopted early application of SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R), on January 1, 2005. The cumulative effect of this change in accounting principle for periods prior to 2005 was $340,117, net of income tax and has been included on the statement of operations for the three months ended March 31, 2005.

The following table summarizes relevant pro-forma information for the three months ended

March 31, 2005 and 2004 as if the change in accounting principal was applied retroactively to the prior period.

	2005	2004
Net Loss	$(1,687,529)	$(1,510,856)

Loss Per Share-Basic	$(.06)	$(.24)

Loss Per Share-Diluted	$(.05)	$(.05)

NOTE 4: STOCK APPRECIATION RIGHTS AND RESTRICTED SHARE UNITS

On December 31, 2003, the Company terminated its Stock Appreciation Plan and cancelled all outstanding rights granted. As consideration for the consideration of rights cancelled, each employee received restricted stock or cancellation their notes receivable at rate of $3 per right. On December 31, 2003, the Company amended its 2002 Stock Option Plan to properly administer the granting of Restricted Stock. Under the amended plan, employees are granted restricted units without cost to the employee. Each restricted share unit awarded to a participant represents an unfunded, unsecured right, which is nontransferable except in the event of death, of the employee to receive one share of common stock, $.01 par value on the date specified in the grant. As a result of the reverse merger with Digital Data Networks, Inc., each right to receive one share of common stock, $.01 par value was converted into a right to receive shares of common stock, no par value per share, and preferred stock series B, no par value per share as outlined in the merger agreement (See Note 17). The restricted share units granted under the plan vest evenly over three years, with immediate vesting upon termination.

Information with respect to restricted share units as of March 31, 2005 and 2004 is as follows:

	2005	2004
Restricted Units-Beginning of Year	1,102,088	239,481
Restricted Units Granted	-0-	-0-
Reverse Merger with Digital Data Networks	-0-	1,351,584
Transfer to Common Stock Due to Lapse of Restrictions	(367,363)	-0-

Restricted Units-End of Year	734,725	1,591,065

Weighted Average Fair Value of Shares	$.45	$.45
Pre-Tax Compensation Expense Charged to Earnings, net of cancellations	$-0-	$-0-

NOTE 5: DEVELOPMENT STAGE ENTERPRISE

The Company is a development stage enterprise in that planned principal operations have only recently begun and only insignificant amounts of revenue have occurred through March 31, 2005. Development stage activities in which the Company, have been actively engaged include building a management team, financial planning, raising capital, research and development, establishing sources of supply, acquiring property and equipment and other operating assets, training personnel, developing markets, building a network operation center, and developing customer billing systems.

Because of the factors noted in the preceding paragraph, the Company incurred a net loss of $2,027,646 during the quarter ended March 31, 2005. These losses, as well as the uncertain conditions that the Company faces relative to its ongoing debt and equity fund-raising efforts, create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s success in its ability to obtain needed financing. There is no guarantee that this financing will be available, and even if available, that it will be available on terms acceptable or favorable to the Company. As a result of the Company’s losses and the difficult capital raising environment, should the Company be unable to continue to raise capital, its existence as a going concern will be in question.

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

RESULTS OF OPERATIONS

Results of operations for the three months ended March 31, 2005 compared with the results of operations for the three months ended March 31, 2004.

Revenues increased from $127,444 for the first quarter of 2004 to $186,303 for the frist quarter of 2005. The increase in revenues was driven by increased sales of the Company’s new VoiceStick™, coupled with increased billings for long distance minutes consumed by the Company’s customer base.

Cost of revenues decreased slightly from $173,383 for first quarter of 2004 to $117,026 for first quarter of 2005. This decrease is attributable to revenues being made up of slightly more long distance minutes during the first quarter of 2005 as compared to the first quarter of 2004 when sales were comprised of the more costly to produce IAD relative to the VoiceStick™. The VoiceStick™ carries a lower manufacturing cost as compared to the Company’s primary product during the first quarter of 2004, the MG-2 and MG-3.

Gross profit for the first quarter of 2005 was a $69,282 as compared to a negative $45,939 for the first quarter of 2004. The increase in gross profit is attributable to the Company selling slightly higher margin long distance minutes coupled with sales of the Company’s new product, the VoiceStick™, in the first quarter of 2005 as compared with the first quarter of 2004. Additionally, during the first quarter of 2004 the Company’s main product was the MG-3, which the Company sold at a discount to its manufacturing cost, or was included in package deals where the full cost was not received at the time of the products sale.

Sales, general and administrative expenses for the first quarter of 2005 were $1,753,013 as compared to $1,429,129 for the same period in 2004. This increase was attributable to quarter over quarter increases in marketing expenses of approximately $100,000. Costs associated with the Company’s move from Florida to Atlanta, GA were approximately $50,000. Additionally, consulting fees increased approximately $50,000 as the Company used outside sales consultants during the initial launch of the VoiceStick™. Finally, salary and benefits expense increased approximately $180,000 for the first quarter of 2005 as compared to the first quarter of 2004. This increase is attributable to new employees in customer service, network operations and sales.

Loss from operations for the first quarter of 2005 as compared to the first quarter of 2004 increased from $1,475,068 to $1,683,731.

Net loss for the first quarter of 2005 was $2,027,646 as compared to net income for the same period in 2004 of $1,485,300. The primary cause of the increased Net Loss for the quarter is attributable to a cumulative effect of an accounting change. As discussed, the Company has adopted early application of SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R), on January 1, 2005. The cumulative effect of this change in accounting principle for periods prior to 2005 was $340,117, net of income tax and has been included on the statement of operations for the three months ended March 31, 2005.

The Company’s accounts receivable balance increased between March 31, 2005 and March 31, 2004 by approximately $44,000. This increase is due to the slight increase in credit sales quarter over quarter. The Company’s inventory balance increased by approximately $90,000 between March 31, 2005 and March 31, 2004. This increase was due to the Company building its inventory of VoiceStick™ coupled with the Company’s inventory of MG-2’s and MG-3’s. The net inventory increase was due to the Company gearing up for the production of the Company’s new VoiceStick™, completion of MG-3’s that were in production, and a decrease in production of the Company’s first IAD, the MG-2.

	For the Three Months Ended March 31,
	2005	2004	Variance	Percentage
Gross Revenue	183,303	127,444	48,244	60.91%
Cost of Sales	117,026	173,383	(56,357)	(32.50)%
Gross Profit	69,282	(45,939)	115,221	(250.81)%
Operating Expenses:
General and Administrative Expenses	1,753,013	1,429,129	323,884	22.66%
Other Income (Expense)	(3,798)	(10,232)	6,434	62.88%
Cumulative Effect of Accounting Change	(340,117)	-0-	340,117	NM
Net Loss	2,027,646	1,485,300	542,346	36.51%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources as of March 31, 2005 as compared with liquidity and capital resources as of March 31, 2004.

On March 31, 2005 the Company had a working capital deficit of approximately $296,742, compared to March 31, 2004 when the Company had a working capital surplus of approximately $152,963. The Company’s working capital position decreased by approximately $449,705 for the period ended March 31, 2005 as compared to the period ended March 31, 2004. The decrease in working capital was primarily due to an increase in accounts payable of approximately $442,166. Net cash used in operating activities was approximately $1,324,099 for the first quarter of March 31, 2005. Net loss of approximately $2,026,646 is reduced by non-cash items of depreciation and amortization amounting to approximately $138,307 and increased by the cumulative effect of an accounting change in the amount of $340,117. Primary sources of cash inflows from operations are from sales of the VoiceStick™, VoiceStick™ activation charges and pre-paid charges and receivables collected from sales to customers for the Company’s IAD, as well as the collection of revenue for carrying long distance calls and from monthly service fees. Future cash inflows from sales are subject to the Company’s pricing and ability to procure business at existing market conditions.

Net cash used in investing activities was approximately $47,807 for the first quarter of 2005 as compared to approximately $79,259 for the same period in 2004. Both periods investing activities were primarily due to equipment purchases and payment for patents and trademarks.

Cash flows provided by financing activities were approximately $1,295,094 for the first quarter of 2005 as compared to $1,775,000 for the same period in 2004. The principal source of cash for the first quarter of 2005 was the cash from the issuance of both notes payable and preferred and common stock as compared to the principal source of cash for the first quarter of 2004 from the issuance of $2,000,000 in preferred stock.

It is imperative that the Company raise capital in the near-term in order to continue as a going concern. Without raising additional capital, the Company likely will not be able to satisfy these liabilities unless they are modified or restructured. There is no guarantee that (i) additional capital will be available to the extent required, or that if available, it will be available on terms acceptable to the Company, or (ii) the current and other liabilities due in the near-term can be modified or restructured. If the Company can not raise additional capital or modify or restructure such liabilities, then the Company may be unable to pursue its business plan and may be forced to cease doing business.

As can be seen from the Company’s filings over the past year, the Company has experienced net losses and negative cash flows from operations and has an accumulated deficit at March 31, 2005 of approximately $15,835,987 million and a negative working capital position. The ability of the Company to generate positive cash flows from operations and net income is dependent, among other things, on market conditions, the recovery of recorded assets, cost control, identifying and securing additional revenue sources, and the Company’s ability to raise capital under acceptable terms. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. As noted in an explanatory paragraph in the Report of Independent Certified Public Accountants on the Company’s consolidated financial statements for the year ended December 31, 2004, as set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission (the “SEC”), these conditions have raised substantial doubt about the company’s ability to continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS

None

Item 3: Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this Quarterly Report, the Company’s controls and procedures are effective.

During the quarter ended March 31, 2005, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Except for the pending matters described in Part I, Item 3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, the Company is not a party to any material legal proceedings other than ordinary routine claims and proceedings incidental to its business, and the Company does not expect these ordinary claims and proceedings, either individually or in the aggregate, to have a material adverse effect on the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2005, the Company issued options and warrants to purchase 2,152,495 shares of Common Stock to 10 individuals and two corporations. The options and warrants vest over a three-year period and have exercise prices ranging from $.80 to $1.00. The options and warrants were issued to both employees under the Company’s incentive stock option plan as well as to consultants for services rendered to the Company. The options and warrants were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption set forth in Section 4(2) thereunder. The Company based such reliance upon factual representations made to the Company concerning each recipient’s investment intent and sophistication, among other things.

In April 2005, the Company issued to one individual and to four corporations options and warrants to purchase 394,332 shares of Common Stock. The options and warrants vest over a three-year period and have exercise prices ranging from $.96 to $1.00. The warrants were issued without registration under the Securities Act, in reliance upon the exemption set forth in Section 4(2). The Company based such reliance upon factual representations made to the Company concerning each recipient’s investment intent and sophistication, among other things.

Item 6. Exhibits

The exhibits required to be filed with this Quarterly Report are set forth on the Exhibit Index filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

i2 TELECOM INTERNATIONAL, INC.

Date: May 16, 2005	/s/ Paul R. Arena
Paul R. Arena
Chief Executive Officer
(duly authorized signatory and
Principal Executive Officer)

EXHIBIT INDEX

4.1	Warrant dated April 7, 2005 to purchase 125,000 shares of the Company’s common stock granted to Hubert G. Phipps. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 12, 2005.)

4.2	Registration Rights Agreement dated as of April 7, 2005 between the Company and Hubert G. Phipps. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 12, 2005.)

4.3	Warrant dated April 19, 2005 to purchase 52,083 shares of the Company’s common stock granted to Midsouth Investor Fund, LP. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 25, 2005.)

4.4	Registration Rights Agreement dated as of April 19, 2005 between the Company and Midsouth Investor Fund, LP. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 25, 2005.)

4.5	Warrant dated April 25, 2005 to purchase 156,249 shares of the Company’s common stock granted to Vestal Venture Capital. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 25, 2005.)

4.6	Registration Rights Agreement dated as of April 25, 2005 between the Company and Vestal Venture Capital. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on April 25, 2005.)

10.1	Settlement Agreement dated February 24, 2005, between the Company and Anthony F. Zalenski. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 2, 2005.)

10.2	Employment Agreement dated as of April 6, 2005, between the Company and James Rose. Represents an executive compensatory plan or arrangement. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 11, 2005.

10.3	Promissory Note dated April 7, 2005 issued by the Company in favor of Hubert G. Phipps in principal amount of $250,000. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 12, 2005.)

10.4	Promissory Note dated April 19, 2005 issued by the Company in favor of Midsouth Investor Fund, LP in principal amount of $100,000. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 25, 2005.)

10.5	Promissory Note dated April 25, 2005 issued by the Company in favor of Vestal Venture Capital in principal amount of $300,000. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 25, 2005.)

10.6	Employment Agreement between the Company and James R. Fultz dated May 2, 2005. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 6, 2005.)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer