Form 10KSB/A
period 2004-12-31
I2 TELECOM INTERNATIONAL INC
filed 2005-06-17
CIK 949371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

(Amending Items 7 and 13)

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

EXPLANATORY NOTE

This report on Form 10-KSB/A amends Items 7 and 13 of the Annual Report on Form 10-KSB (the “Annual Report”) of i2 Telecom International, Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2005.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has suffered ongoing losses from operations since its inception. These losses, as well as the uncertain conditions that the Company faces relative to its ongoing debt and equity fund-raising efforts, create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully,

/s/ Freedman & Goldberg
Freedman & Goldberg
Certified Public Accountants

Farmington Hills, MI
February 28, 2005, except for notes 12 and 19 which are dated June 3, 2005

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

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

As of December 31, 2004 and 2003

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	2004	As Restated 2003
Current Liabilities
Accounts Payable and Accrued Expenses	$1,303,656	$756,490
Deferred Revenue	99,901	100,000
Notes Payable-Current	100,000	350,000
Notes Payable-Related Parties	-0-	225,000

Total Current Liabilities	1,503,557	1,431,490

Stockholders’ Equity (Deficit)
Preferred Stock, No Par Value 7% Cumulative, 5,000,000 Shares Authorized, 4,175 Shares and 173,914 (Adjusted for reverse merger dated February 26, 2004) Shares Issued and Outstanding, respectively	4,175,000	8,606,555
Common Stock, No Par Value, 100,000,000 Shares Authorized, 34,491,402 Shares and 4,618,407 (Adjusted for reverse merger dated February 26, 2004) Shares Issued and Outstanding, respectively	13,035,158	1,649,880
Restricted Stock
Common Stock (Related to No Par Value above), 991,858 and 542,315 (Adjusted for reverse merger dated February 26, 2004) Issued and Outstanding, respectively	497,646	272,096
Preferred Stock (Related to No Par Value above), -0- and 14,186 (Adjusted for reverse merger dated February 26, 2004) Issued And Outstanding, respectively	-0-	446,347
Additional Paid-In Capital	404,100	139,121
Accumulated Deficit During The Development Stage	(13,732,435)	(6,995,138)

Total Stockholders’ Equity (Deficit)	4,379,469	4,118,861

Total Liabilities and Stockholders’ Equity (Deficit)	$5,883,026	$5,550,351

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

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

From the Date of Inception (February 28, 2002) through December 31, 2004

(adjusted for reverse merger dated February 26, 2004)

	Preferred Stock Shares	Preferred Stock Par Value	Common Stock Shares	Common Stock No Par Value	Restricted Common Stock Shares
Balance, February 28, 2002	-0-	$-0-	-0-	$-0-	-0-
Sale of common stock, at $.01/share	35,395	3,712	1,353,063	2,263	-0-
Sale of common stock, at $$2.00/share	49,464	1,037,534	1,890,892	632,466	-0-
Sale of common stock, at $5.00/share	11,255	590,214	430,263	359,786	-0-
Issuance of common stock, at $5.00/share, in Connection with Super-Caller acquisition	19,155	1,004,454	732,246	612,302	-0-
Payments received on notes receivable	-0-	-0-	-0-	-0-	-0-
Net Loss for the period ended December 31, 2002	-0-	-0-	-0-	-0-	-0-

Balance, December 31, 2002	115,269	2,635,914	4,406,464	1,606,817	-0-
Cancellation of notes Receivable	(2,355)	(49,392)	(90,016)	(30,108)	-0-
Sale of common stock, at $.01/share	3,555	373	135,872	227	-0-
Issuance of common stock, at $2.50 per share for payment of interest on convertible notes through July 1, 2003	1,496	39,234	57,202	23,916	-0-
Issuance of common stock, at $3.00/share for payment of interest on convertible notes through December 31, 2003	2,849	80,426	108,885	49,028	-0-
Conversion of convertible Notes	53,100	5,900,000	-0-	-0-	-0-
Payments received on notes receivable	-0-	-0-	-0-	-0-	-0-
Settlement of Stock Appreciation Rights	-0-	-0-	-0-	-0-	542,315
Warrants Issued For Services	-0-	-0-	-0-	-0-	-0-
Net Loss for the year ended December 31, 2003	-0-	-0-	-0-	-0-	-0-

Balance, December 31, 2003	173,914	8,606,555	4,618,407	1,649,880	542,315
Issuance of Preferred Stock	100,000	2,000,000	-0-	-0-	-0-
Reverse merger with Digital Data Networks, Inc.	-0-	-0-	4,265,864	-0-	-0-
Conversion of Preferred Stock to Common	(273,914)	(10,606,555)	23,654,322	10,606,555	889,613
Exercise of Options and Warrants	-0-	-0-	978,342	210,426	-0-
Stock Dividend on Preferred Stock	-0-	-0-	98,147	-0-	-0-
Issuance of Preferred Stock	4,500	4,500,000	-0-	-0-	-0-
Conversion of Preferred to Common	(325)	(325,000)	406,250	325,000	-0-
Warrants Issued For Services	-0-	-0-	-0-	-0-	-0-
Stock Issued for Services	-0-	-0-	30,000	22,500	-0-
Transfer of Restricted Units	-0-	-0-	440,070	220,797	(440,070)
Net Loss for the Year Ended December 31, 2004	-0-	-0-	-0-	-0-	-0-
Dividends Paid on Preferred Stock	-0-	-0-	-0-	-0-	-0-

Balance, December 31, 2004	4,175	$4,175,000	34,491,402	$13,035,158	991,858

The accompanying notes are an integral part of the financial statements.

	Restricted Common Stock No Par Value	Restricted Preferred Stock Shares	Restricted Preferred Stock Value	Additional Paid-In Capital	Accumulated Deficit	Notes Receivable From Stock Sales	Total
Balance, February 28, 2002	$-0-	-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Sale of common stock, at $.01/share	-0-	-0-	-0-	-0-	-0-	-0-	5,975
Sale of common stock, at $$2.00/share	-0-	-0-	-0-	-0-	-0-	(305,500)	1,364,500
Sale of common stock, at $5.00/share	-0-	-0-	-0-	-0-	-0-	-0-	950,000
Issuance of common stock, at $5.00/share, in Connection with Super-Caller acquisition	-0-	-0-	-0-	-0-	-0-	-0-	1,616,756
Payments received on notes receivable	-0-	-0-	-0-	-0-	-0-	27,079	27,079
Net Loss for the period ended December 31, 2002	-0-	-0-	-0-	-0-	(1,501,409)	-0-	(1,501,409)

Balance, December 31, 2002	-0-	-0-	-0-	-0-	(1,501,409)	(278,421)	2,462,901
Cancellation of notes Receivable	-0-	-0-	-0-	-0-	-0-	79,500	-0-
Sale of common stock, at $.01/share	-0-	-0-	-0-	-0-	-0-	-0-	600
Issuance of common stock, at $2.50 per share for payment of interest on convertible notes through July 1, 2003	-0-	-0-	-0-	-0-	-0-	-0-	63,150
Issuance of common stock, at $3.00/share for payment of interest on convertible notes through December 31, 2003	-0-	-0-	-0-	-0-	-0-	-0-	129,454
Conversion of convertible Notes	-0-	-0-	-0-	-0-	-0-	-0-	5,900,000
Payments received on notes receivable	-0-	-0-	-0-	-0-	-0-	19,412	19,412
Settlement of Stock Appreciation Rights	272,096	14,186	446,347	-0-	-0-	179,509	897,952
Warrants Issued For Services	-0-	-0-	-0-	139,121	-0-	-0-	139,121
Net Loss for the year ended December 31, 2003	-0-	-0-	-0-	-0-	(5,493,729)	-0-	(5,493,729)

Balance, December 31, 2003	272,096	14,186	446,347	139,121	(6,995,138)	-0-	4,118,861
Issuance of Preferred Stock	-0-	-0-	-0-	-0-	-0-	-0-	2,000,000
Reverse merger with Digital Data Networks, Inc.	-0-	-0-	-0-	(60,000)	-0-	-0-	(60,000)
Conversion of Preferred Stock to Common	446,347	(14,186)	(446,347)	-0-	-0-	-0-	-0-
Exercise of Options and Warrants	-0-	-0-	-0-	-0-	-0-	-0-	210,426
Stock Dividend on Preferred Stock	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Issuance of Preferred Stock	-0-	-0-	-0-	-0-	-0-	-0-	4,500,000
Conversion of Preferred to Common	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Warrants Issued For Services	-0-	-0-	-0-	324,979	-0-	-0-	324,979
Stock Issued for Services	-0-	-0-	-0-	-0-	-0-	-0-	22,500
Transfer of Restricted Units	(220,797)	-0-	-0-	-0-	-0-	-0-	-0-
Net Loss for the Year Ended December 31, 2004	-0-	-0-	-0-	-0-	(6,693,314)	-0-	(6,693,314)
Dividends Paid on Preferred Stock	-0-	-0-	-0-	-0-	(43,983)	-0-	(43,983)

Balance, December 31, 2004	$497,646	-0-	$-0-	$404,100	$(13,732,735)	$-0-	$4,379,469

The accompanying notes are an integral part of the financial statements.

i 2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	As Restated Cumulative From Inception February 28, 2002 to December 31, 2004	For the Year Ended December 31, 2004	As Restated For the Year Ended December 31, 2003
Cash Flows From Operations
Net Loss From Continuing Operations	$(13,688,452)	$(6,693,314)	$(5,493,729)
Adjustments to Reconcile Net Income to Net
Cash Provided By Operating Activities
Bad Debts	75,000	75,000	-0-
Depreciation and Amortization	825,685	457,637	364,188
Interest Paid Via Issuance of Stock	192,604	-0-	192,604
Gain on Forbearance of Debt	(27,643)	(27,643)	-0-
Loss on Disposal of Assets	593	593	-0-
Stock Compensation	1,384,552	347,479	1,037,073
(Increase) Decrease In:
Accounts Receivable	(307,371)	(160,633)	(146,738)
Inventories	(766,294)	(194,045)	(431,684)
Prepaid Expenses	(188,023)	(171,489)	2,681
Other Assets	(78,164)	(35,100)	(19,577)
Increase (Decrease) In:
Accounts Payable and Accrued Expenses	1,068,514	514,809	3,457
Deferred Revenue	99,901	(99)	100,000

Net Cash Used In Operating Activities	(11,409,098)	(5,886,805)	(4,391,725)

Cash Flows From Investing Activities
Proceeds from Disposal of Assets	6,433	6,433	-0-
Equipment Purchases	(1,646,202)	(682,283)	(887,687)
Payments for Patents and Trademarks	(125,168)	(28,139)	(89,658)
Investment in Subsidiary	(1,239,422)	-0-	-0-

Net Cash Used In Investing Activities	(3,004,359)	(703,989)	(977,345)

Cash Flows From Financing Activities
Proceeds From Shareholder Loans	231,000	-0-	225,000
Payments of Shareholder Loans	(231,000)	(225,000)	(6,000)
Proceeds from Issuance of Convertible Notes	6,885,000	985,000	5,900,000
Proceeds From Notes Payable	100,000	-0-	-0-
Payment of Notes Payable	(390,943)	(290,943)	(100.000)
Issuance of Common Stock	2,531,502	210,426	600
Issuance of Preferred Stock	5,515,000	5,515,000	-0-
Proceeds from Stock Notes Receivable	46,491	-0-	19,412
Dividends Paid	(43,983)	(43,983)	-0-
Cash From Subsidiary Acquired Via Stock Exchange	1,517	-0-

Net Cash Provided By Financing Activities	14,644,584	6,150,500	6,039,012

Increase (Decrease) in Cash	231,127	(440,294)	669,942
Balance, Beginning of Period	-0-	671,421	1,479

Balance, End of Period	$231,127	$231,127	$671,421

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

In addition, all accrued and unpaid interest on the above mentioned notes was paid in shares of the Company’s common stock, $.01 par value, with each such share valued at the conversion price associated with the note. Total interest paid and shares of common stock issued were $192,604 and $73,342, respectively, for the year ended December 31, 2003.

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

On December 31, 2003, the Company terminated its Stock Appreciation Plan and cancelled all outstanding rights granted. As consideration for the consideration of rights cancelled, each employee received restricted stock or cancellation their notes receivable (See Note 4) at rate of $3 per right. On December 31, 2003, the Company amended its 2002 Stock Option Plan to properly administer the granting of Restricted Stock. Under the amended plan, employees are granted restricted units without cost to the employee. Each restricted share unit awarded to a participant represents an unfunded, unsecured right, which is nontransferable except in the event of death, of the employee to receive one share of common stock, $.01 par value on the date specified in the grant. As a result of the reverse merger with Digital Data Networks, Inc., each right to receive one share of common stock, $.01 par value was converted into a right to receive shares of common stock, no par value per share, and preferred stock series B, no par value per share as outlined in the merger agreement. On June 3, 2004, the right to receive preferred stock Series B, no par value per share, was converted in a right to receive shares of common stock, no par value per share (See Note 19). The restricted share units granted under the plan vest evenly over three years, with immediate vesting upon termination. Information with respect to restricted share units and stock appreciation rights as of December 31, 2004 and 2003 (Adjusted for Reverse Merger Dated February 26, 2004) is as follows:

	2004	2003
Stock Appreciation Rights Outstanding-Beginning of Year	-0-	54,522
Stock Appreciation Rights Granted	-0-	244,807
Rights Applied Towards Cancellation of Notes Receivable	-0-	(59,848)
Conversion to Restricted Units	-0-	(239,481)

Stock Appreciation Rights Outstanding-End of Year	-0-	-0-

	2004		2003
	Common	Preferred	Common	Preferred
Restricted Stock-Beginning of Year	542,315	14,196	-0-	-0-
Restricted Stock Granted	-0-	-0-	542,315	14,196
Conversion of Preferred to Common	889,613	(14,196)	-0-	-0-
Transfer to Common Stock Due to Lapse of Restrictions	(440,070)	-0-	-0-	-0-

Restricted Stock-End of Year	991,858	-0-	542,315	14,196

Weighted Average Fair Value of Shares		$.45		$.45
Pre-Tax Compensation Expense Charged to Earnings, net of cancellations		$-0-		$727,606
Cancellation of Notes Receivable		$-0-		$179,544

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

Because of the factors noted in the preceding paragraph, the Company incurred a net loss of $6,693,314 and $5,354,608 during the years ended December 31, 2004 and 2003, respectively. These losses, as well as the uncertain conditions that the Company faces relative to its ongoing debt and equity fund-raising efforts, create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s success in its ability to obtain needed financing and increase revenues.

The Company has identified several new areas of business that should enable the Company to reach its profitability goals. First, the Company currently has a detailed plan under which it will bring in new capital for both its short term as well as its long term liquidity needs. The Company has also undertaken a study of potentially licensing its technology to other companies in order to both bring in a new revenue stream, but to also allow it to form new joint venture partners that will enable the Company to ultimately expand the market for its products. Management believes that new products under development, the potential for newly identified foreign markets coupled with new capital form sophisticated institutional investors, should allow the Company to achieve its goal of positive cash flow within the next twelve months.

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

Note 19. Merger with Digital Data Networks, Inc.

On February 29, 2004, the Company merged with and into Digital Data Networks, Inc. (DDN), a Washington corporation. Pursuant to the plan of merger, the Company and DDN Acquisition Corporation (a wholly-owned subsidiary of DDN) was merged with and into the Company with the Company to survive the Merger as a wholly-owned subsidiary of DDN. Subsequent to the merger Digital Data Networks, Inc. changed its name to i2 Telecom International, Inc.

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

The Merger and Asset Sale are being accounted for as a recapitalization of the Company and is merely a change in legal organization and not a change in the entity. As a result of the recapitalization, the financial statements for the periods ended prior to the merger reflect a continuation of the Company and not of DDN. The consolidated statement of stockholders’ equity has been retroactively restated to reflect the equivalent number of shares received in the merger.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

I2 TELECOM INTERNATIONAL, INC.

By:	/s/ David C. Burns
David C. Burns
Chief Financial Officer (duly authorized signatory and Principal Financial and Accounting Officer)

Date: June 17, 2005

Exhibit No.	Exhibit	Method of Filing

2.1	Agreement and Plan of Merger dated as of January 30, 2004, among the Company, DDN Acquisition Corporation and i2 Telecom Communications, Inc. (The schedules to the Agreement and Plan of Merger have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-B, and the Company agrees to furnish copies of such omitted schedules supplementally to the Securities and Exchange Commission upon request.)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 2, 2004.

2.2	Asset Purchase Agreement dated as of January 30, 2004, between the Company and InTransit Media, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on February 2, 2004.

2.3	First Amendment to Asset Purchase Agreement, dated February 26, 2004, between the Company and InTransit Media, Inc.	Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on March 12, 2004.

2.4	Securities Purchase Agreement dated as of August 11, 2004, among the Company and each of the buyers signatory thereto. (The schedules to the Securities Purchase Agreement have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-B, and the Company agrees to furnish copies of such omitted schedules supplementally to the Securities and Exchange Commission upon request.)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 13, 2004.

3.1	Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

3.2	Bylaws, as amended	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

3.3	Certificate of Designations of Rights and Preferences of Preferred Stock Series D of i2 Telecom International, Inc.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 13, 2004.

3.4	Amendment to the Company’s Articles of Incorporation filed June 3, 2004.	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

3.5	Amendment to the Company’s Articles of Incorporation filed August 10, 2004.	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

4.1	Form of Warrant issued by the Company to each buyer in connection with the 2004 Private Placement.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 13, 2004.

4.2	Form of Additional Investment Right issued by the Company to each buyer in connection with the 2004 Private Placement.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 13, 2004.

4.3	Registration Rights Agreement among the Company and the buyers signatory thereto entered into in connection with the 2004 Private Placement.	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed August 13, 2004.

4.4	Form of Warrant issued by i2 Telecom International, Inc., a Delaware corporation, and converted in the Merger, exercisable until February 27, 2007, at an exercise price of $0.9031.	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form SB-2 (No. 333-119254).

10.1	Finders Fee Agreement dated January 30, 2004, between the Company and Howard Parker.	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

10.2	Employment Agreement between Paul R. Arena and i2 Telecom International, Inc., a Delaware corporation, dated June 1, 2002. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.3	Amendment to Employment Agreement between Paul R. Arena and i2 Telecom International, Inc., a Delaware corporation, dated June 1, 2003. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.4	Amendment to Employment Agreement between Paul R. Arena and i2 Telecom International, Inc., a Delaware corporation, dated December 17, 2003. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.5	Employment Agreement between Douglas F. Bender and i2 Telecom International, Inc., a Delaware corporation, dated November 12, 2002. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.6	Amendment to Employment Agreement between Douglas F. Bender and i2 Telecom International, Inc., a Delaware corporation, dated December 19, 2003. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.7	Offer of Employment between Mark Bridges and i2 Telecom International, Inc., a Delaware corporation, dated December 26, 2002. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.8	Amendment to Employment Agreement between Mark Bridges and i2 Telecom International, Inc., a Delaware corporation, dated December 17, 2003. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.9	Employment Agreement between Jerry Lumpkin and i2 Telecom International, Inc., a Delaware corporation, dated October 6, 2003. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.10	Employment Agreement between Terry Palmeter and i2 Telecom International, Inc., a Delaware corporation, dated March 31, 2003. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.10to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.11	Amendment to Employment Agreement between Terry Palmeter and i2 Telecom International, Inc., a Delaware corporation, dated December 17, 2003. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.12	Employment Agreement between Ron Roswell, Sr., and i2 Telecom International, Inc., a Delaware corporation, dated June 1, 2002. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.13	Amendment to Employment Agreement between Ron Roswell, Sr., and i2 Telecom International, Inc., a Delaware corporation, dated December 23, 2003. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.14	Employment Agreement between Ron Roswell, Jr., and i2 Telecom International, Inc., a Delaware corporation, dated June 1, 2002. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.15	Amendment to Employment Agreement between Ron Roswell, Jr., and i2 Telecom International, Inc., a Delaware corporation, dated December 23, 2003. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.16	Employment Agreement between Rick Scherle and i2 Telecom International, Inc., a Delaware corporation, dated August 2, 2003. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.17	Employment Agreement between Anthony F. Zalenski and i2 Telecom International, Inc., a Delaware corporation, dated June 24, 2002. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.18	Amendment to Employment Agreement between Anthony F. Zalenski and i2 Telecom International, Inc., a Delaware corporation, dated June 1, 2003. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.19	Amendment to Employment Agreement between Anthony F. Zalenski and i2 Telecom International, Inc., a Delaware corporation, dated December 17, 2003. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.20	Offer of Employment from i2 Telecom International, Inc., a Delaware corporation, to Ming King dated March 15, 2004.	Incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.21	Offer of Employment from i2 Telecom International, Inc., a Delaware corporation, to Fenn King dated March 15, 2004.	Incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.22	Warrant Agreement dated March 11, 2003, granted to Robert F. Hussey to purchase 65,000 shares of the Company’s common stock.	Incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.23	Form of Lock-up Agreement entered into in connection with the 2004 Private Placement.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 13, 2004.

10.24	Form of Conversion Agreement dated as of April 6, 2004 between the Company and each holder of the Company’s Preferred Stock Series A-1.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

10.25	Non-Negotiable Promissory Note dated May 14, 2004 made by the Company in favor of Vestal Venture Capital in principal amount of $500,000.00.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

10.26	Non-Negotiable Promissory Note dated June 7, 2004 made by the Company in favor of Vestal Venture Capital in principal amount of $185,000.00.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

10.27	Non-Negotiable Promissory Note dated June 8, 2004 made by the Company in favor of Midsouth Investor Fund, LP in principal amount of $300,000.00.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

10.28	Form of Acknowledgement and Agreement dated July 6, 2004 between the Company and each former holder of the Company’s Preferred Stock Series A-1 and Preferred Stock Series A-2.	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

10.29	Amendment to Employment Agreement between i2 Telecom International, Inc., a Delaware corporation, and Paul Arena dated August 24, 2004. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 9, 2004.

10.30	Settlement Agreement dated February 24, 2005, between the Company and Anthony F. Zalenski.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 2, 2005.

21.1	Subsidiaries of the Company.	Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form SB-2 (No. 333-119254).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.	Filed herewith.