Form 10QSB/A
period 2005-03-31
I2 TELECOM INTERNATIONAL INC
filed 2005-06-17
CIK 949371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

(Amending Items 1 and 6)

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

EXPLANATORY NOTE

This Report on Form 10-QSB/A amends Items 1 and 6 of the Quarterly Report on Form 10-QSB (the “Quarterly Report”) of i2 Telecom International, Inc. (the “Company”) filed with the Securities and Exchange Commission on May 16, 2005.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	March 31, 2005	December 31, 2004
Current Liabilities
Accounts Payable and Accrued Expenses	$1,745,822	$1,303,656
Deferred Revenue	99,827	99,901
Notes Payable-Current	300,000	100,000

Total Current Liabilities	2,145,649	1,503,557

Long-Term Debt – Notes Payable	-0-	-0-

Total Liabilities	2,145,649	1,503,557

Stockholders’ Equity (Deficit)
Preferred Stock, No Par Value, 5,000,000 Shares Authorized, 4,185 Shares and 4,175 Shares Issued and Outstanding, respectively	4,160,000	4,175,000
Common Stock, No Par Value, 10,000,000 Shares Authorized, 36,977,008 Shares and 34,491,402 Shares Issued and Outstanding, respectively	14,387,040	13,035,158
Restricted Common Stock (related to no par value above), 661,239 and 991,858, Issued and Outstanding	331,764	497,646
Additional Paid-In Capital	789,835	404,100
Accumulated Deficit During The Development Stage	(15,835,987)	(13,732,435)

Total Stockholders’ Equity (Deficit)	3,832,652	4,379,469

Total Liabilities and Stockholders’ Equity (Deficit)	$5,978,301	$5,883,026

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative From Inception to March 31, 2005	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004
Cash Flows From Operations
Net Loss From Continuing Operations	$(15,716,098)	$(2,027,646)	$(1,485,300)
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Bad Debts	75,000	-0-	-0-
Depreciation and Amortization	963,992	138,307	106,294
Interest Paid Via Issuance of Stock	192,604	-0-	-0-
Gain on Forbearance of Debt	(27,643)	-0-	-0-
Loss on Disposal of Assets	593	-0-	-0-
Stock Compensation	1,430,170	45,618	-0-
Cumulative Effect of Accounting Change	340,117	340,117	-0-
(Increase) Decrease In:
Accounts Receivable	(351,316)	(43,945)	(96,285)
Inventories	(957,025)	(190,731)	(21,673)
Prepaid Expenses	(222,546)	(34,523)	(209,074)
Other Assets	(71,552)	6,612	(2,913)
Increase (Decrease) In:
Accounts Payable and Accrued Expenses	1,510,680	442,166	133,349
Deferred Revenue	99,827	(74)	1,329

Net Cash Used In Operating Activities	(12,733,197)	(1,324,099)	(1,574,273)

Cash Flows From Investing Activities
Proceeds from Disposal of Assets	6,433	-0-	-0-
Equipment Purchases	(1,677,833)	(31,631)	(62,934)
Payments for Patents and Trademarks	(141,344)	(16,176)	(16,325)
Investment in Subsidiary	(1,239,422)	-0-	-0-

Net Cash Used In Investing Activities	(3,052,166)	(47,807)	(79,259)

Cash Flows From Financing Activities
Proceeds From Shareholder Loans	405,500	174,500	-0-
Payments of Shareholder Loans	(305,500)	(74,500)	(225,000)
Proceeds from Issuance of Convertible Notes	6,885,000	-0-	-0-
Proceeds From Notes Payable	300,000	200,000	-0-
Payment of Notes Payable	(390,943)	-0-	-0-
Issuance of Common Stock	3,027,502	496,000	-0-
Issuance of Preferred Stock	6,090,000	575,000	2,000,000
Proceeds from Stock Notes Receivable	46,491	-0-	-0-
Dividends Paid	(119,889)	(75,906)	-0-
Cash From Subsidiary Acquired Via Stock Exchange	1,517	-0-	-0-

Net Cash Provided By Financing Activities	15,939,678	1,295,094	1,775,000

Increase (Decrease) in Cash	154,315	(76,812)	121,468
Balance, Beginning of Period	-0-	231,127	671,421

Balance, End of Period	$154,315	$154,315	$792,889

Item 6. Exhibits

The exhibits required to be filed with this Quarterly Report are set forth on the Exhibit Index filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

i2 TELECOM INTERNATIONAL, INC.

Date: June 17, 2005	/s/ David C. Burns
David C. Burns
Chief Financial Officer
(duly authorized signatory and
Principal Financial and Accounting Officer)

EXHIBIT INDEX

4.1	Warrant dated April 7, 2005 to purchase 125,000 shares of the Company’s common stock granted to Hubert G. Phipps. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 12, 2005.)

4.2	Registration Rights Agreement dated as of April 7, 2005 between the Company and Hubert G. Phipps. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 12, 2005.)

4.3	Warrant dated April 19, 2005 to purchase 52,083 shares of the Company’s common stock granted to Midsouth Investor Fund, LP. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 25, 2005.)

4.4	Registration Rights Agreement dated as of April 19, 2005 between the Company and Midsouth Investor Fund, LP. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 25, 2005.)

4.5	Warrant dated April 25, 2005 to purchase 156,249 shares of the Company’s common stock granted to Vestal Venture Capital. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 25, 2005.)

4.6	Registration Rights Agreement dated as of April 25, 2005 between the Company and Vestal Venture Capital. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on April 25, 2005.)

10.1	Settlement Agreement dated February 24, 2005, between the Company and Anthony F. Zalenski. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 2, 2005.)

10.2	Employment Agreement dated as of April 6, 2005, between the Company and James Rose. Represents an executive compensatory plan or arrangement. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 11, 2005.)

10.3	Promissory Note dated April 7, 2005 issued by the Company in favor of Hubert G. Phipps in principal amount of $250,000. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 12, 2005.)

10.4	Promissory Note dated April 19, 2005 issued by the Company in favor of Midsouth Investor Fund, LP in principal amount of $100,000. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 25, 2005.)

10.5	Promissory Note dated April 25, 2005 issued by the Company in favor of Vestal Venture Capital in principal amount of $300,000. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 25, 2005.)

10.6	Employment Agreement between the Company and James R. Fultz dated May 2, 2005. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 6, 2005.)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer