Form 10KSB/A
period 2004-12-31
I2 TELECOM INTERNATIONAL INC
filed 2005-07-13
CIK 949371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 2

(Amending Items 7, 8A and 13)

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

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-KSB/A amends Items 7, 8A and 13 of the Annual Report on Form 10-KSB of i2 Telecom International, Inc. (the “Company”) originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2005 (the “Initial Annual Report”) and amended by Amendment No. 1 thereto filed on June 17, 2005 (“Amendment No. 1”).

Item 7. Financial Statements

The financial statements required to be filed with this Annual Report are listed on the “Index to Financial Statements” on page F-1 hereof.

Item 8A. Controls and Procedures.

In the Initial Annual Report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(c) of the Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by the Initial Annual Report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officers initially concluded that, as of the end of the period covered by the Initial Annual Report, the Company’s controls and procedures were effective.

In connection with the restatement of the Company’s Statements of Stockholders’ Equity as filed with Amendment No. 1 (the “Restatement”), the Company’s Chief Executive Officer and Chief Financial Officer reevaluated the effectiveness of the Company’s controls and procedures as of December 31, 2004 pursuant to paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act and, based on such reevaluation, such officers concluded that that the Company’s controls and procedures were ineffective as of December 31, 2004 with respect to the Company’s reporting in the Initial Annual Report in the equity section of the Company’s Statements of Stockholders’ Equity of the accounting recapitalization which resulted from the merger between a wholly-owned subsidiary of the Company and i2 Telecom International, Inc., a Delaware corporation, in February 2004. The Company’s Chief Executive Officer and Chief Financial Officer believe that such ineffective reporting has been addressed by filing the Restatement with the SEC.

Other than the internal control issue and the corresponding corrective action discussed above, the Company’s Chief Executive Officer and Chief Financial Officer have each confirmed that the Company’s controls and procedures as of December 31, 2004 were otherwise effective and that there have been no changes in internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to affect materially, the Company’s controls over financial reporting.

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

Date: July 12, 2005

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has suffered ongoing losses from operations since its inception. These losses, as well as the uncertain conditions that the Company faces relative to its ongoing debt and equity fund-raising efforts, raise substantial doubt about the company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

As discussed in Note 19 to the financial statements, the Company did a merger with Digital Data Networks (DDN) which is being accounted for as a recapitalization of the Company. As a result of the recapitalization, the financial statements for the periods ended prior to the merger reflect a continuation of the Company and not of DDN. The consolidated statement of stockholders’ equity has been retroactively restated to reflect the equivalent number of shares received in the merger.

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

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

From the Date of Inception (February 28, 2002) through December 31, 2004

(adjusted for reverse merger dated February 26, 2004)

	Preferred Stock Shares (As Restated)	Preferred Stock Par Value (As Restated)	Common Stock Shares (As Restated)	Common Stock No Par Value (As Restated)	Restricted Common Stock Shares (As Restated)
Balance, February 28, 2002	-0-	$-0-	-0-	$-0-	-0-
Sale of common stock, at $.01/share	35,395	3,712	1,353,063	2,263	-0-
Sale of common stock, at $$2.00/share	49,464	1,037,534	1,890,892	632,466	-0-
Sale of common stock, at $5.00/share	11,255	590,214	430,263	359,786	-0-
Issuance of common stock, at $5.00/share, in Connection with Super-Caller acquisition	19,155	1,004,454	732,246	612,302	-0-
Payments received on notes receivable	-0-	-0-	-0-	-0-	-0-
Net Loss for the period ended December 31, 2002	-0-	-0-	-0-	-0-	-0-

Balance, December 31, 2002	115,269	2,635,914	4,406,464	1,606,817	-0-
Cancellation of notes Receivable	(2,355)	(49,392)	(90,016)	(30,108)	-0-
Sale of common stock, at $.01/share	3,555	373	135,872	227	-0-
Issuance of common stock, at $2.50 per share for payment of interest on convertible notes through July 1, 2003	1,496	39,234	57,202	23,916	-0-
Issuance of common stock, at $3.00/share for payment of interest on convertible notes through December 31, 2003	2,849	80,426	108,885	49,028	-0-
Conversion of convertible Notes	53,100	5,900,000	-0-	-0-	-0-
Payments received on notes receivable	-0-	-0-	-0-	-0-	-0-
Settlement of Stock Appreciation Rights	-0-	-0-	-0-	-0-	542,315
Warrants Issued For Services	-0-	-0-	-0-	-0-	-0-
Net Loss for the year ended December 31, 2003	-0-	-0-	-0-	-0-	-0-

Balance, December 31, 2003	173,914	8,606,555	4,618,407	1,649,880	542,315
Issuance of Preferred Stock	100,000	2,000,000	-0-	-0-	-0-
Reverse merger with Digital Data Networks, Inc.	-0-	-0-	4,265,864	-0-	-0-
Conversion of Preferred Stock to Common	(273,914)	(10,606,555)	23,654,322	10,606,555	889,613
Exercise of Options and Warrants	-0-	-0-	978,342	210,426	-0-
Stock Dividend on Preferred Stock	-0-	-0-	98,147	-0-	-0-
Issuance of Preferred Stock	4,500	4,500,000	-0-	-0-	-0-
Conversion of Preferred to Common	(325)	(325,000)	406,250	325,000	-0-
Warrants Issued For Services	-0-	-0-	-0-	-0-	-0-
Stock Issued for Services	-0-	-0-	30,000	22,500	-0-
Transfer of Restricted Units	-0-	-0-	440,070	220,797	(440,070)
Net Loss for the Year Ended December 31, 2004	-0-	-0-	-0-	-0-	-0-
Dividends Paid on Preferred Stock	-0-	-0-	-0-	-0-	-0-

Balance, December 31, 2004	4,175	$4,175,000	34,491,402	$13,035,158	991,858

The accompanying notes are an integral part of the financial statements.

	Restricted Common Stock No Par Value (As Restated)	Restricted Preferred Stock Shares (As Restated)	Restricted Preferred Stock Value (As Restated)	Additional Paid-In Capital (As Restated)	Accumulated Deficit (As Restated)	Notes Receivable From Stock Sales (As Restated)	Total (As Restated)
Balance, February 28, 2002	$-0-	-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Sale of common stock, at $.01/share	-0-	-0-	-0-	-0-	-0-	-0-	5,975
Sale of common stock, at $$2.00/share	-0-	-0-	-0-	-0-	-0-	(305,500)	1,364,500
Sale of common stock, at $5.00/share	-0-	-0-	-0-	-0-	-0-	-0-	950,000
Issuance of common stock, at $5.00/share, in Connection with Super-Caller acquisition	-0-	-0-	-0-	-0-	-0-	-0-	1,616,756
Payments received on notes receivable	-0-	-0-	-0-	-0-	-0-	27,079	27,079
Net Loss for the period ended December 31, 2002	-0-	-0-	-0-	-0-	(1,501,409)	-0-	(1,501,409)

Balance, December 31, 2002	-0-	-0-	-0-	-0-	(1,501,409)	(278,421)	2,462,901
Cancellation of notes Receivable	-0-	-0-	-0-	-0-	-0-	79,500	-0-
Sale of common stock, at $.01/share	-0-	-0-	-0-	-0-	-0-	-0-	600
Issuance of common stock, at $2.50 per share for payment of interest on convertible notes through July 1, 2003	-0-	-0-	-0-	-0-	-0-	-0-	63,150
Issuance of common stock, at $3.00/share for payment of interest on convertible notes through December 31, 2003	-0-	-0-	-0-	-0-	-0-	-0-	129,454
Conversion of convertible Notes	-0-	-0-	-0-	-0-	-0-	-0-	5,900,000
Payments received on notes receivable	-0-	-0-	-0-	-0-	-0-	19,412	19,412
Settlement of Stock Appreciation Rights	272,096	14,186	446,347	-0-	-0-	179,509	897,952
Warrants Issued For Services	-0-	-0-	-0-	139,121	-0-	-0-	139,121
Net Loss for the year ended December 31, 2003	-0-	-0-	-0-	-0-	(5,493,729)	-0-	(5,493,729)

Balance, December 31, 2003	272,096	14,186	446,347	139,121	(6,995,138)	-0-	4,118,861
Issuance of Preferred Stock	-0-	-0-	-0-	-0-	-0-	-0-	2,000,000
Reverse merger with Digital Data Networks, Inc.	-0-	-0-	-0-	(60,000)	-0-	-0-	(60,000)
Conversion of Preferred Stock to Common	446,347	(14,186)	(446,347)	-0-	-0-	-0-	-0-
Exercise of Options and Warrants	-0-	-0-	-0-	-0-	-0-	-0-	210,426
Stock Dividend on Preferred Stock	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Issuance of Preferred Stock	-0-	-0-	-0-	-0-	-0-	-0-	4,500,000
Conversion of Preferred to Common	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Warrants Issued For Services	-0-	-0-	-0-	324,979	-0-	-0-	324,979
Stock Issued for Services	-0-	-0-	-0-	-0-	-0-	-0-	22,500
Transfer of Restricted Units	(220,797)	-0-	-0-	-0-	-0-	-0-	-0-
Net Loss for the Year Ended December 31, 2004	-0-	-0-	-0-	-0-	(6,693,314)	-0-	(6,693,314)
Dividends Paid on Preferred Stock	-0-	-0-	-0-	-0-	(43,983)	-0-	(43,983)

Balance, December 31, 2004	$497,646	-0-	$-0-	$404,100	$(13,732,735)	$-0-	$4,379,469

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

Because of the factors noted in the preceding paragraph, the Company incurred a net loss of $6,693,314 and $5,354,608 during the years ended December 31, 2004 and 2003, respectively. These losses, as well as the uncertain conditions that the Company faces relative to its ongoing debt and equity fund-raising efforts, create a substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s success in its ability to obtain needed financing and increase revenues.

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