Form 10QSB
period 2005-06-30
I2 TELECOM INTERNATIONAL INC
filed 2005-08-15
CIK 949371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of August 10, 2005, the registrant had 37,748,977 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

i2 TELECOM INTERNATIONAL, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	June 30, 2005	December 31, 2004
Current Assets
Cash	$54,184	$231,127
Accounts Receivable, net of Allowance for Doubtful Accounts of $75,000 and $75,000, respectively	446,418	232,371
Inventories	1,052,043	961,056
Prepaid Expenses and Other Current Assets	276,883	231,966

Total Current Assets	1,829,528	1,656,520

Property and Equipment, Net	1,136,689	1,267,763

Other Assets
Intangible Assets, Net of Accumulated Amortization of $546,304 and $435,507, respectively	2,800,782	2,880,579
Deposits	36,540	78,164

Total Other Assets	2,837,322	2,958,743

Total Assets	$5,803,539	$5,883,026

i2 TELECOM INTERNATIONAL, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	June 30, 2005		December 31, 2004
Current Liabilities
Accounts Payable and Accrued Expenses	$2,550,498		$1,303,656
Deferred Revenue	99,776		99,901
Notes Payable-Current	1,375,000		100,000

Total Current Liabilities	4,025,274		1,503,557

Long-Term Debt – Notes Payable	-0	-	-0	-

Total Liabilities	4,025,274		1,503,557

Shareholders’ Equity (Deficit)
Preferred Stock, No Par Value, 5,000,000 Shares Authorized, 4,185 Shares and 4,175 Shares Issued and Outstanding, respectively	4,160,000		4,175,000
Common Stock, No Par Value, 100,000,000 Shares Authorized, 37,087,738 Shares and 34,491,402 Shares Issued and Outstanding, respectively	14,437,040		13,035,158
Restricted Common Stock (related to No Par Value above), 661,239 Shares and 991,858 Shares Issued and Outstanding, respectively	331,764		497,646
Additional Paid-In Capital	815,141		404,100
Accumulated Deficit During the Development Stage	(17,965,680)		(13,732,435)

Total Shareholders’ Equity (Deficit)	1,778,265		4,379,469

Total Liabilities and Shareholders’ Equity (Deficit)	$5,803,539		$5,883,026

i2 TELECOM INTERNATIONAL, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative From Inception to June 30, 2005	For the Three Months Ended June 30, 2005		For the Three Months Ended June 30, 2004		For the Six Months Ended June 30, 2005		For the Six Months Ended June 30, 2004
Revenue	$1,146,859	$266,230		$138,944		$452,538		$266,388

Cost of Revenue	1,383,535	289,071		115,269		406,097		288,652

Gross Profit (Loss)	(236,676)	(22,841)		23,675		46,441		(22,264)

General and Administrative Expenses	16,774,198	1,952,305		1,525,043		3,705,318		2,954,172

Loss From Operations	(17,010,874)	(1,975,146)		(1,501,368)		(3,658,877)		(2,976,436)

Other Income (Expense)
Interest Income	13,928	295		49		691		115
Interest Expense	(271,447)	(8,511)		(6,924)		(12,705)		(17,222)
Gain on Forbearance of Debt	27,643	-0	-	-0	-	-0	-	-0	-
Loss on Disposal of Assets	(593)	-0	-	-0	-	-0	-	-0	-
Loss on Subscription List	(118,000)	-0	-	-0	-	-0	-	-0	-

Total Other Income (Expense)	(348,469)	(8,216)		(6,875)		(12,014)		(17,107)

Loss Before Cumulative Effect of Accounting Change	(17,359,343)	(1,983,362)		(1,508,243)		(3,670,891)		(2,933,543)

Cumulative Effect of Accounting Change on Years Prior to 2005, Net of Income Tax of $-0-	(340,117)	-0	-	-0	-	(340,117)		-0	-

Net Income (Loss)	$(17,699,460)	$(1,983,362)		$(1,508,243)		$(4,011,008)		$(2,993,543)

Weighted Average Common Shares:
Basic	15,260,611	37,045,149		16,544,261		36,258,732		11,401,693
Diluted	32,397,983	49,087,015		43,735,229		42,542,051		39,572,693

Basic Earnings Per Common Share:
Loss Before Cumulative Effect of Accounting Change	$(1.14)	$(.05)		$(.09)		$(.10)		$(.26)
Cumulative Effect of Accounting Change	$(.02)	(.00)		(.00)		$(.01)		(.00)

Net Loss	$(1.16)	$(.05)		$(.09)		$(.11)		$(.26)

Diluted Earnings Per Common Share:
Loss Before Cumulative Effect of Accounting Change	$(.53)	$(.04)		$(.03)		$(.08)		$(.08)
Cumulative Effect of Accounting Change	(.01)	(.00)		(.00)		(.01)		(.00)

Net Loss	$(.54)	$(.04)		$(.03)		$(.09)		$(.08)

i2 TELECOM INTERNATIONAL, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Cumulative From Inception to June 30, 2005	For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2004	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004
Cash Flows From Operations
Net Loss From Continuing Operations	$(17,699,460)	$(1,983,362)	$(1,508,243)	$(4,011,008)	$(2,993,543)
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Bad Debt	75,000	-0	-	-0	-	-0	-	-0	-
Depreciation and Amortization	1,102,651	138,659	107,106	276,966	213,400
Interest Paid Via Issuance of Stock	192,604	-0	-	-0	-	-0	-	-0	-
Gain of Forbearance of Debt	(27,643)	-0	-	-0	-	-0	-	-0	-
Loss on Disposal of Assets	593	-0	-	-0	-	-0	-	-0	-
Stock Compensation	1,455,476	25,306	-0	-	70,924	-0	-
Cumulative Effect of Accounting Change	340,117	-0	-	-0	-	340,117	-0	-
(Increase) Decrease In:
Accounts Receivable	(521,418)	(170,102)	17,174	(214,047)	(79,111)
Inventories	(857,281)	99,744	(185,433)	(90,987)	(207,106)
Prepaid Expenses	(232,940)	(10,394)	(11,222)	(44,917)	(220,296)
Other Assets	(36,540)	35,012	(9,977)	41,624	(12,890)
Increase (Decrease) In:
Accounts Payable and Accrued Expenses	2,242,118	731,438	(62,989)	1,173,604	70,360
Deferred Revenue	99,776	(51)	(1,329)	(125)	-0	-

Net Cash Used In Operating Activities	(13,866,947)	(1,133,750)	(1,654,913)	(2,457,849)	(3,229,186)

Cash Flows From Investing Activities
Proceeds from Disposal of Assets	6,433	-0	-	-0	-	-0	-	(80,165)
Equipment Purchases	(1,681,297)	(3,464)	(17,231)	(35,095)	(21,969)
Payments for Patents and Trademarks	(156,168)	(14,824)	(5,644)	(31,000)	-0	-
Investment in Subsidiary	(1,239,422)	-0	-	-0	-	-0	-

Net Cash Used In Investing Activities	(3,070,454)	(18,288)	(22,875)	(66,095)	(102,134)

Cash Flows From Financing Activities
Proceeds From Shareholder Loans	1,480,500	1,075,000	-0	-	1,249,500	-0	-
Payments of Shareholder Loans	(305,500)	-0	-	985,000	(74,500)	(225,000)
Proceeds from Issuance of Convertible Notes	6,885,000	-0	-	-0	-	-0	-	985,000
Proceeds From Notes Payable	300,000	-0	-	-0	-	200,000	-0	-
Payment of Notes Payable	(390,943)	-0	-	(23,903)	-0	-	(23,903)
Issuance of Common Stock	3,047,278	50,000	190	546,000	190
Issuance of Preferred Stock	6,120,224	-0	-	30,224	575,000	2,030,224
Proceeds from Stock Notes Receivable	46,491	-0	-	-0	-	-0	-	-0	-
Dividends Paid	(192,982)	(73,093)	-0	-	(148,999)	-0	-
Cash From Subsidiary Acquired via Stock Exchange	1,517	-0	-	-0	-	-0	-	-0	-

Net Cash Provided By Financing Activities	16,991,585	1,051,907	991,511	2,347,001	2,766,511

Increase (Decrease) in Cash	54,184	(100,131)	(686,277)	(176,943)	(564,809)
Balance, Beginning of Period	-0	-	154,315	792,889	231,127	671,421

Balance, End of Period	$54,184	$54,184	$106,612	$54,184	$106,612

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

On February 26, 2004, a newly-formed, wholly-owned subsidiary of the Company merged with and into i2 Telecom International, Inc., a Delaware corporation (“i2 Delaware”), with i2 Delaware surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”), pursuant to that certain Agreement and Plan of Merger dated as of January 30, 2004, among the Company, a wholly-owned subsidiary of the Company, i2 Delaware and certain Shareholders of the Company and i2 Delaware signatory thereto (the “Merger Agreement”). In connection with the Merger, former Shareholders of i2 Delaware became entitled to receive shares of Common Stock and shares of various classes and series of the Company’s preferred stock, no par value per share (collectively, the “Preferred Stock”), constituting up to 88.44% of the voting securities of the Company, assuming the issuance of all contingent consideration such Shareholders may become entitled to receive pursuant to the Merger Agreement upon the resolution of a certain legal proceeding pending against i2 Delaware. In connection with the Merger, effective February 26, 2004, (i) the Company’s Board of Directors (the “Board of Directors”) appointed Paul R. Arena, Chief Executive Officer and Chairman of the Board of i2 Delaware, to serve as a director of the Company; (ii) all individuals serving as officers of the Company immediately prior to the Merger resigned their positions with the Company; and (iii) the officers of i2 Delaware were appointed as officers of the Company.

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

Nature of Business

The Company, through its subsidiary, i2 Delaware, provides low-cost telecommunications services employing next-generation Voice over Internet Protocol (“VoIP”) technology. These operations are based in Atlanta, Georgia, Redwood City, California and China. Through i2 Delaware, the Company controls its own proprietary technology and outsources the majority of its production and service functions with strategic partners. The Company, through i2 Delaware, provides the VoiceStick™, micro gateway adapters (InternetTalker(TM)), VoIP long distance and other enhanced communication services to subscribers. The Company’s proprietary technology platform is built to the Session Initiation Protocol (“SIP”) standard. The Company’s revenue model now includes revenue from the sale of the VoiceStick™ and other integrated access devices (“IADs”) along with recurring monthly subscriptions, call minute termination. The Company believes its proprietary technology provides meaningful advantages particularly in the areas of quality of service, flexibility (i.e., broadband and dial-up capability in the same unit) and ease of use.

The Company’s proprietary technology platform is built to the SIP standard and offers the end user the following primary benefits:

•	near carrier grade quality of service;

•	low cost long distance calling worldwide;

•	broadband access via laptop with the Company’s VoiceStick™;

•	broadband and dial-up technology in the Company’s InternetTalker™ IAD;

•	plug and play technology using traditional phones without professional installation; and

•	unlimited global calling among VoiceStick™ and InternetTalker™ IAD users with a minimal monthly subscription.

The Company’s management intends to focus solely upon VoIP as the Company’s primary line of business. In addition, the Company’s management is constantly exploring various strategic alternatives, including partnering with other telecommunication companies, both foreign and domestic, and engaging in acquisitions of strategic competitors and/or telecommunication service providers. There can be no assurances that such efforts will be successful. The Company may finance these new business opportunities through a combination of equity and/or debt. If the Company determines to finance these opportunities by issuing additional equity, then such equity may have rights and preferences superior to the outstanding Common Stock and Preferred Stock, and the issuance of such equity will dilute the ownership percentage of the Company’s existing shareholders. If the Company determines to finance these opportunities by incurring debt, then such debt may impose restrictions on the Company or not be available to the Company on favorable terms, if at all.

Liquidity and Going Concern

It is imperative that the Company raise capital in the near-term in order to continue as a going concern. Without raising additional capital, the Company likely will not be able to satisfy its current and other liabilities due in the near-term unless they are modified or restructured. There is no guarantee that (i) additional capital will be available to the extent required, or that if available, it will be available on terms acceptable to the Company, or (ii) the Company’s current and other liabilities due in the near-term can be modified or restructured. If the Company can not raise additional capital or modify or restructure such liabilities, then the Company may be unable to pursue its business plan and may be forced to cease doing business.

As can be seen from the Company’s filings with the Securities and Exchange Commission (the “SEC”) over the past year, the Company has experienced net losses and negative cash flows from operations and has an accumulated deficit at June 30, 2005 of approximately $17,965,680 and a negative working capital position. The ability of the Company to generate positive cash flows from operations and net income is dependent, among other things, on market conditions, the recovery of recorded assets, cost control, identifying and securing additional revenue sources, and the Company’s ability to raise capital on acceptable terms. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. As noted in an explanatory paragraph in the Report of Independent Certified Public Accountants on the Company’s consolidated financial statements for the year ended December 31, 2004, as set forth in the Company’s Annual Report on Form

10-KSB for the year ended December 31, 2004, as amended (the “Annual Report”), these conditions have raised substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies

The policies identified below are considered as critical to the Company’s business operations and the understanding of the Company’s results of operations. The impact of and any associated risks related to these policies on the Company’s business operations is discussed throughout “Management’s Discussion and Analysis or Plan of Operation.” For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Company’s consolidated financial statements for the year ended December 31, 2004, included in the Annual Report. Preparation of this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (this “Quarterly Report”) requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. There can be no assurance that actual results will not differ from those estimates.

Accounting for the Reverse Merger

On February 27, 2004, subsequent to the Merger, the Company sold substantially all of its operating assets relating to its digital information network to InTransit Media. Pursuant to the Asset Purchase Agreement, the assets were exchanged for InTransit Media assuming certain liabilities and obligations relating thereto.

The Merger and Asset Sale are being accounted for as a transfer and exchange and are considered a change in legal organization and not a change in the entity. Therefore, all assets and liabilities are transferred at historical cost and the gain on sale of assets is not included in the statements of operations and cash flows for the year ending December 31, 2004.

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

Basis of Consolidation

The consolidated financial statements include the accounts of i2 Delaware and SuperCaller Community, Inc. (“SuperCaller”), both of which are, directly or indirectly, wholly-owned subsidiaries of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”), as amended by SAB No. 101A and SAB No. 101B. SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured. Determination of criteria (iii) and (iv) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. The Company has concluded that its revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 101.

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

Recent Accounting Pronouncements

In September 2004, the Financial Accounting Standards Board (“FASB”) reached a final consensus on Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“ETIF Issue No. 04-8”), that contingently convertible debt instruments will be subject to the if-converted method under Statement of Financial Accounting Standard (“SFAS”) No. 128 “Earnings Per Share,” regardless of the contingent features included in the instrument. Under current practice, issuers of contingently convertible debt instruments exclude potential common shares underlying contingently convertible debt instruments from the calculation of diluted earnings per share until the market price or other contingency is met. The effective date for EITF Issue No. 04-8 is for reporting periods ending after December 15, 2004 and requires the restatement of diluted earnings per share for all periods presented. The effect of this consensus did not have an impact on the accompany consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing” (“ARB No. 43”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43 previously stated that “… under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and handling costs may be so abnormal to require treatment as current period charges….” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provision of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of this statement will have a material impact on its financial condition or results of operations.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R must be adopted no later than January 1, 2006 for small business issuers. Early adoption will be permitted in periods in which financial statement have not yet been issued. The Company adopted SFAS No. 123R on January 1, 2005.

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

Earnings Per Share

For the second quarter of 2005 and 2004, net loss per share is based on the weighted average number of shares of Common Stock outstanding. At June 30, 2005 and June 30, 2004, the Company had, on a weighted average, 37,045,149 shares and 16,544,261 shares of Common Stock outstanding, respectively.

At June 30, 2005, the Company had outstanding 37,087,738 shares of Common Stock and options and warrants to purchase 22,763,637 shares of Common Stock. Consequently, on an as-converted, fully-diluted basis, the Company would have 59,851,375 shares of Common Stock outstanding at June 30, 2005.

Stock Compensation

During 2002, the Company’s board of directors approved a stock option plan for its officers, directors and certain key employees. Generally, the options vest based on the attainment of certain performance criteria set forth in the option agreements. In addition, the Company has issued stock warrants to key employees, consultants, and certain investors, with expiration dates of one to five years from the date of grant. Effective January 1, 2005, the Company adopted early application of SFAS No. 123R. SFAS No. 123R supersedes APB Opinion No. 25 which was previously used by the Company. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Under APB Opinion No. 25, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price, the intrinsic value method. Under SFAS No. 123R, the Company recognizes an expense over the vesting period of the fair value of all stock-based awards on the date of grant. Beginning January 1, 2005, all stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123R and related interpretations.

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

Additionally, the Company has adopted early application of SFAS No. 123R on January 1, 2005. The cumulative effect of this change in accounting principle for periods prior to 2005 was $340,117, net of income tax and has been included on the statement of operations for the six months ended June 30, 2005.

The following table summarizes relevant pro-forma information for the three months ended June 30, 2005 and 2004 as if the change in accounting principal was applied retroactively to the prior period.

	June 30, 2005	June 30, 2004
Net Loss	$(3,670,890)	$(3,056,468)

Loss Per Share-Basic	$(.09)	$(.27)

Loss Per Share-Diluted	$(.01)	$(.08)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Interim Financial Data

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2004, set forth in the Annual Report. The interim financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of i2 Telecom International, Inc. and Subsidiaries as of June 30, 2005 and June 30, 2004, and the results of their operations and cash flows for the six months ended June 30, 2005 and 2004. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2005.

NOTE 2: NOTES PAYABLE

Notes Payable as of June 30, 2005 and December 31, 2004 consisted of the following:

	2004	2003
a. 8% note payable due to an individual previously affiliated with SuperCaller. The principal and all accrued interest are due and payable upon the Company obtaining certain levels of equity funding. These funding levels are expected to be met prior to December 31, 2004.	$50,000	$50,000
b. 6% note payable due to an individual previously affiliated with SuperCaller. The principal and all accrued interest are due and payable upon the Company obtaining certain levels of equity funding. These funding levels are expected to be met prior to December 31, 2004.	$50,000	$50,000
c. 13% note payable due to a bank. The principal and all accrued interest are due and payable in 2005. The note is secured by substantially all assets of the Company.	200,000	-0-
d. Notes payable to various shareholders payable on demand and non-interest bearing.	850,000	-0-
e. 3% notes payable to various shareholders due December 31, 2005. The notes are unsecured.	225,000	-0-

Total Long Term Debt	1,375,000	100,000
Less: Current Portion	1,375,000	100,000

Long-Term Portion	$-0-	$-0-

During the six months ended June 30, 2005, certain shareholders of the Company loaned the Company $1,075,000. The loans are scheduled to be repaid from anticipated proceeds from future equity based financings.

NOTE 3: STOCK OPTIONS AND WARRANTS

	2005		2004
	Number of Options/ Warrants	Weighted Average Exercise Price	Number of Options/ Warrants	Weighted Average Exercise Price
Outstanding at Beginning of Period	22,757,921	$.67	16,178,349	.47
Options Granted	2,341,500	$.88	537,657	$.77
Warrants Granted	1,332,015	$.87	3,562,484	$.86
Exercised	(1,389,379)	$.86	(473,411)	.45
Forfeited	(2,278,417)	$.55	(837,139)	$.44

Outstanding at End of Period	22,763,640	$.70	18,967,940	$.56

Options Exercisable at End of Period	18,914,126	$.47	2,738,908	.50
Weighted-average Fair Value of Options Granted During the Period		$.88		$.02

As of June 30, 2005, the range of option and warrant exercise prices for outstanding and exercisable options and warrants was $.01 to $1.00 with a weighted average remaining contractual life of 2.09 years.

NOTE 4: STOCK APPRECIATION RIGHTS AND RESTRICTED SHARE UNITS

On December 31, 2003, the Company terminated its stock appreciation plan and cancelled all outstanding rights granted. As consideration for the consideration of rights cancelled, each employee received restricted stock or cancellation of their notes receivable at rate of $3.00 per right. On December 31, 2003, the Company amended its 2002 Stock Option Plan to properly administer the granting of restricted stock. Under the amended plan, employees are granted restricted share units without cost to the employee. Each restricted share unit awarded to a participant represents an unfunded, unsecured right, which is nontransferable except in the event of death, of the employee to receive one share of common stock, $.01 par value, of i2 Delaware on the date specified in the grant. As a result of the Merger each such right was converted into the right to receive shares of Common Stock, no par value per share, and Preferred Stock Series B, no par value per share (the “Preferred Stock Series B”), as outlined in the Merger Agreement. The restricted share units granted under the plan vest evenly over three years, with immediate vesting upon termination.

Information with respect to restricted share units as of June 30, 2005 and 2004 is as follows:

	2005		2004
Restricted Units-Beginning of Year	1,102,088		239,481
Restricted Units Granted	-0	-	-0	-
Reverse Merger with Digital Data Networks	-0	-	1,351,584
Transfer to Common Stock Due to Lapse of Restrictions	(367,363)		-0	-

Restricted Units-End of Year	734,725		1,591,065

Weighted Average Fair Value of Shares	$.45		$.45
Pre-Tax Compensation Expense Charged to Earnings, net of cancellations	$-0	-	$-0	-

NOTE 5: DEVELOPMENT STAGE ENTERPRISE

The Company is a development stage enterprise in that planned principal operations have only recently begun and only insignificant amounts of revenue have occurred through June 30, 2005. Development stage activities in which the Company, have been actively engaged include building a management team, financial planning, raising capital, research and development, establishing sources of supply, acquiring property and equipment and other operating assets, training personnel, developing markets, building a network operation center, and developing customer billing systems.

Because of the factors noted in the preceding paragraph, the Company incurred a net loss of $1,983,362 during the quarter ended June 30, 2005. These losses, as well as the uncertain conditions that the Company faces relative to its ongoing debt and equity fund-raising efforts, create a substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s success in its ability to obtain needed financing. There is no guarantee that this financing will be available, and even if available, that it will be available on terms acceptable or favorable to the Company. As a result of the Company’s losses and the difficult capital raising environment, should the Company be unable to continue to raise capital, its existence as a going concern will be in question.

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

Each forward-looking statement reflects our current view of future events and is subject to risks, uncertainties and other factors that could cause actual results to differ materially from any results expressed or implied by our forward-looking statements. Important factors that could cause actual results to differ materially from the results expressed or implied by any forward-looking statements include:

•	our ability to fund future growth;

•	our ability to become profitable;

•	the volatility of the price of our Common Stock;

•	market demand for and market acceptance for our products;

•	our ability to protect our intellectual property rights;

•	new regulation and legislation;

•	trends for the continued growth of our business and other businesses we may acquire;

•	our ability to successfully market existing products and services and develop and market new products and services;

•	our ability to expand our market for existing products and services;

•	the effects of our accounting policies and general changes in accounting principles generally accepted in the United States of America;

•	general economic conditions of the telecommunications market, including the new and evolving market for next-generation communications solutions; and

•	other risks and uncertainties disclosed in our Annual Report.

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

Business of the Company

The Company, through its subsidiary, i2 Delaware, provides low-cost telecommunications services employing next-generation VoIP technology. These operations are based in Atlanta, Georgia, Redwood City, California and China. Through i2 Delaware, the Company controls its own proprietary technology and outsources the majority of its production and service functions with strategic partners. The Company, through i2 Delaware, provides the VoiceStick™, micro gateway adapters (InternetTalker), VoIP long distance and other enhanced communication services to subscribers. The Company’s proprietary technology platform is built to the SIP standard. The Company’s revenue model now includes revenue from the sale of the

VoiceStick™ and other IADs along with recurring monthly subscriptions, call minute termination. The Company believes its proprietary technology provides meaningful advantages particularly in the areas of quality of service, flexibility (i.e., broadband and dial-up capability in the same unit) and ease of use.

The Company’s proprietary technology platform is built to the SIP standard and offers the end user the following primary benefits:

•	near carrier grade quality of service;

•	low cost long distance calling worldwide;

•	broadband access via laptop with the Company’s VoiceStick™;

•	broadband and dial-up technology in the Company’s InternetTalker™ IAD;

•	plug and play technology using traditional phones without professional installation; and

•	unlimited global calling among VoiceStick™ and InternetTalker™ IAD users with a minimal monthly subscription.

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

The Company’s management intends to focus solely upon VoIP as the Company’s primary line of business. In addition, the Company’s management is constantly exploring various strategic alternatives, including partnering with other telecommunication companies, both foreign and domestic, and engaging in acquisitions of strategic competitors and/or telecommunication service providers. There can be no assurances that such efforts will be successful. The Company may finance these new business opportunities through a combination of equity and/or debt. If the Company determines to finance these opportunities by issuing additional equity, then such equity may have rights and preferences superior to the outstanding Common Stock and Preferred Stock, and the issuance of such equity will dilute the ownership percentage of the Company’s existing shareholders. If the Company determines to finance these opportunities by incurring debt, then such debt may not be available to the Company on favorable terms, if at all.

RESULTS OF OPERATIONS

Results of operations for the three months ended June 30, 2005 compared with the results of operations for the three months ended June 30, 2004.

Revenues increased from $138,944 for the second quarter of 2004 to $266,230 for the second quarter of 2005. The increase in revenues was driven by increased sales of the Company’s new VoiceStick™, coupled with increased billings for long distance minutes consumed by the Company’s customer base.

Cost of revenues increased from $115,269 for second quarter of 2004 to $289,071 for second quarter of 2005. The increase is attributable to the increase in VoiceStick™ units sold coupled with increased long distance minutes during the second quarter of 2005 as compared to the second quarter of 2004.

Gross loss for the second quarter of 2005 was $22,841 as compared to a gross profit of $23,675 for the second quarter of 2004. The decrease in gross profit is attributable to the increased sales of the VoiceStick™ at below cost during the products initial launch.

Sales, general and administrative expenses for the second quarter of 2005 were $1,952,305 as compared to $1,525,043 for the same period in 2004. This increase was attributable to quarter over quarter increases in marketing expenses of approximately $135,000. Additionally, consulting fees increased approximately $180,000 as the Company used outside consultants during the development and launch of the VoiceStick™. Finally, salary and benefits expense increased approximately $110,000 for the second quarter of 2005 as compared to the second quarter of 2004.

Loss from operations for the second quarter of 2005 as compared to the second quarter of 2004 increased from $1,501,368 to $1,975,146.

Net loss for the second quarter of 2005 was $1,983,362 as compared to a net loss for the same period in 2004 of $1,508,243. The increase in net loss for the second quarter 2005 as compared to the same period in 2004 is due to the Company’s continued transition of its product line from the MG-2 and MG-3 IAD’s to the VoiceStick™ and the associated costs therein. This transition was coupled with increased spending on the Company’s network, customer service and sales and marketing. Additionally, included in the net loss for the quarter is a $100,000 non-recurring charge related to the settlement with a former employee due to the termination of his employment with the Company.

The Company’s accounts receivable balance increased between June 30, 2004 and June 30, 2005 by approximately $214,000. This increase is due to the increase in credit sales quarter over quarter and in particular due to two large orders shipped at quarters end in the amount of $200,000. The Company’s inventory balance increased by approximately $90,000 between June 30, 2004 and June 30, 2005. The inventory increase was due to the Company gearing up for the production of the Company’s new VoiceStick™ as it prepared to launch the product in new markets.

	For the Three Months Ended June 30,
	2005	2004	Variance	Percentage
Gross Revenue	$266,230	$138,944	$127,286	91.61%
Cost of Sales	289,071	115,269	173,802	150.78%

Gross Profit	$(22,841)	$23,675	$(46,516)	(196.48)%

Operating Expenses:
General and Administrative Expenses	$1,952,305	$1,525,043	$427,262	28.02%
Other Income (Expense) Net	(8,216)	(6,875)	1,341	(19.51)%

Net Loss	$1,983,362	$1,508,243	$475,119	31.50%

RESULTS OF OPERATIONS

Results of operations for the six months ended June 30, 2005 compared with the results of operations as for the six months ended June 30, 2004

Revenues increased from $266,388 for the six months ended June 30, 2004 to $452,538 for the six months ended June 30, 2005. Revenues increased as a result of increased sales of the Company’s VoiceStick™ internet access device. Additionally, the Company experienced increased billings for long distance minutes consumed by the Company’s customer base.

Cost of revenues increased from $288,652 for the six months ended June 30, 2004 to $406,097 the six months ended June 30, 2005. This increase is again attributable to revenues being made up of more VoiceSticks™ being sold during the six months ended June 30, 2005, as well as increases in long distance minutes and fees charged to distributors during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Gross profit for the six months ended June 30, 2005 was $46,441 as compared to gross loss of $22,264 for the six months ended June 30, 2004. The increase is due primarily to increased sales in long distance minutes and fees charged to distributors for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004.

Loss from operations for six months ended June 30, 2005 was $3,658,877 compared to $2,976,436 for the six months ended June 30, 2004. Total selling, general and administrative expenses for the six months ended June 30, 2004 was $3,705,318 compared to $2,954,172 for the six months ended June 30, 2004. The majority of the selling, general and administrative expense increase came from increased personnel costs and increased costs associated with the introduction of the VoiceStick™.

Finally, net loss for the six months ended June 30, 2005 was $4,011,008 as compared to a net loss for the six months ended June 30, 2004 of $2,993,543. The increased net loss is a result of the Company’s continued spending on developing its business model, the costs associated with expanding its sales force and the continued research and development expenditures on the Company’s VoiceStick™ product.

	For the Six Months Ended June 30,
	2005	2004	Variance	Percentage
Gross Revenue	$452,538	$266,388	$186,150	69.88%
Cost of Sales	406,097	288,652	117,445	40.69%

Gross Profit	$46,441	$(22,264)	$68,705	(308.59)%

Operating Expenses:
General and Administrative Expenses	$3,705,318	$2,954,172	$751,146	25.43%
Other Income (Expense) Net	(12,014)	(17,107)	5,093	(29.77)%

Net Loss	$4,011,008	$2,993,543	$1,017,465	33.99%

RESULTS OF OPERATIONS-CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources as of June 30, 2005 as compared with liquidity and capital resources as of June 30, 2004.

On June 30, 2005, the Company had a working capital deficit of approximately $2,195,000, compared to June 30, 2004 when the Company had a working capital deficit of approximately $750,000. The Company’s working capital position decreased by approximately $1,400,000 for the period ended June 30, 2005 as compared to the period ended June 30, 2004. The decrease in working capital was primarily due to an increase in accounts payable of approximately $1,650,000 offset with an increase in accounts receivable of approximately $221,000 quarter over quarter. Net cash used in operating activities was ($1,133,750) for the second quarter of June 30, 2005. Again, the increase in net cash used in operating activities between June 30, 2005 and June 30, 2004 is attributable to an increase in accounts receivable of approximately $170,102 and an increase in accounts payable of approximately $731,000. Net loss of approximately $1,983,362 is reduced by non-cash items of depreciation and amortization amounting to approximately $138,659. Primary sources of cash inflows from operations are from sales of the VoiceStick™, VoiceStick™ activation charges and pre-paid charges and receivables collected from sales to customers for the Company’s IAD, as well as the collection of revenue for carrying long distance calls and from monthly service fees. Future cash inflows from sales are subject to the Company’s pricing and ability to procure business at existing market conditions.

Net cash used in investing activities was approximately ($18,000) for the second quarter of 2005 as compared to approximately ($22,875) for the same period in 2004. Both periods investing activities were primarily due to equipment purchases and payment for patents and trademarks.

Cash flows provided by financing activities were approximately $1,051,907 for the second quarter of 2005 as compared to $991,500 for the same period in 2004. The principal source of cash for the second quarter of 2005 was from shareholder loans of approximately $1,075,000.

It is imperative that the Company raise capital in the near-term in order to continue as a going concern. Without raising additional capital, the Company likely will not be able to satisfy its current and other liabilities due in the near-term unless they are modified or restructured. There is no guarantee that (i) additional capital will be available to the extent required, or that if available, it will be available on terms acceptable to the Company, or (ii) the Company’s current and other liabilities due in the near-term can be modified or restructured. If the Company can not raise additional capital or modify or restructure such liabilities, then the Company may be unable to pursue its business plan and may be forced to cease doing business.

As can be seen from the Company’s filings with the SEC over the past year, the Company has experienced net losses and negative cash flows from operations and has an accumulated deficit at June 30, 2005 of approximately $17,965,680 and a negative working capital position. The ability of the Company to generate positive cash flows from operations and net income is dependent, among other things, on market conditions, the recovery of recorded assets, cost control, identifying and securing additional revenue sources, and the Company’s ability to raise capital on acceptable terms. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. As noted in an explanatory paragraph in the Report of Independent Certified Public Accountants on the Company’s consolidated financial statements for the year ended December 31, 2004, as set forth in the Annual Report, these conditions have raised substantial doubt about the Company’s ability to continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS

None.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Except for the pending matters described in Part I, Item 3 of the Annual Report, the Company is not a party to any material legal proceedings other than ordinary routine claims and proceedings incidental to its business, and the Company does not expect these ordinary claims and proceedings, either individually or in the aggregate, to have a material adverse effect on the Company.

Item 2. Change in Securities and Small Business Issuer Purchases of Equity Securities.

In May 2005, the Company issued warrants to purchase an aggregate of 65,104 shares of Common Stock at an exercise price of $.96 which vest over three years. The warrants were issued to two consultants for services rendered to the Company. The warrants were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption set forth in Section 4(2) of the Securities Act (“Section 4(2)”). The Company based such reliance upon factual representations made to the Company concerning each recipient’s investment intent and sophistication, among other things.

In June 2005, the Company issued to two individuals and two corporations warrants to purchase an aggregate of 188,084 shares of Common Stock at an exercise price of $.96 per share, vesting over three years. The warrants were issued in exchange for services rendered to the Company. The warrants were issued without registration under the Securities Act, in reliance upon the exemption set forth in Section 4(2). The Company based such reliance upon factual representations made to the Company concerning each recipient’s investment intent and sophistication, among other things.

In July 2005, the Company issued 332,250 options to 2 individuals, with 3 year vesting and with an exercise prices ranging between $.01 and $.50. The options were issued to both employees under the Company’s incentive stock option plan as well as to consultants for services rendered to the Company. The employee stock options were registered under the Company’s most recently filed proxy statement. The warrants were issued without registration under the Securities Act, in reliance upon the exemption set forth in Section 4(2). The Company based such reliance upon factual representations made to the Company concerning each recipient’s investment intent and sophistication, among other things

Item 3. Defaults Upon Senior Securities

As of August 15, 2005, the Company is in arrears in the payment of dividends in the amount of $74,344 owed in respect of the Company’s outstanding shares of Preferred Stock Series D.

Item 6. Exhibits

The exhibits required to be filed with this Quarterly Report are set forth on the Exhibit Index filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

i2 TELECOM INTERNATIONAL, INC.

Date: August 15, 2005	/s/ Paul R. Arena
Paul R. Arena
Chief Executive Officer (duly authorized signatory and Principal Executive Officer)

EXHIBIT INDEX

4.1	Warrant dated April 7, 2005 to purchase 125,000 shares of the Company’s common stock granted to Hubert G. Phipps. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 12, 2005.)

4.2	Registration Rights Agreement dated as of April 7, 2005 between the Company and Hubert G. Phipps. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 12, 2005.)

4.3	Warrant dated April 19, 2005 to purchase 52,083 shares of the Company’s common stock granted to Midsouth Investor Fund, LP. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 25, 2005.)

4.4	Registration Rights Agreement dated as of April 19, 2005 between the Company and Midsouth Investor Fund, LP. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 25, 2005.)

4.5	Warrant dated April 25, 2005 to purchase 156,249 shares of the Company’s common stock granted to Vestal Venture Capital. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 25, 2005.)

4.6	Registration Rights Agreement dated as of April 25, 2005 between the Company and Vestal Venture Capital. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on April 25, 2005.)

4.7	Warrant dated June 28, 2005 to purchase 26,042 shares of the Company’s common stock granted to Hubert G. Phipps. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 5, 2005.)

4.8	Registration Rights Agreement dated as of June 28, 2005 between the Company and Hubert G. Phipps. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 5, 2005.)

4.9	Warrant dated July 7, 2005 to purchase 39,062 shares of the Company’s common stock granted to Paul R. Arena. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 12, 2005.)

4.10	Registration Rights Agreement dated as of July 7, 2005 between the Company and Paul R. Arena. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 12, 2005.)

10.1	Employment Agreement dated as of April 6, 2005, between the Company and James Rose. Represents an executive compensatory plan or arrangement. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 11, 2005.)

10.2	Promissory Note dated April 7, 2005 issued by the Company in favor of Hubert G. Phipps in principal amount of $250,000. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 12, 2005.)

10.3	Promissory Note dated April 19, 2005 issued by the Company in favor of Midsouth Investor Fund, LP in principal amount of $100,000. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 25, 2005.)

10.4	Promissory Note dated April 25, 2005 issued by the Company in favor of Vestal Venture Capital in principal amount of $300,000. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 25, 2005.)

10.5	Employment Agreement between the Company and James R. Fultz dated May 2, 2005. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 6, 2005.)

10.6	Promissory Note dated June 28, 2005 issued by the Company in favor of Hubert G. Phipps in principal amount of $50,000. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 5, 2005.)

10.7	Stock Option Agreement dated July 6, 2005 to purchase 85,714 shares of the Company’s common stock granted to James Rose. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 12, 2005.)

10.8	Stock Option Agreement dated July 7, 2005 to purchase 168,000 shares of the Company’s common stock granted to James Rose. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 12, 2005.)

10.9	Promissory Note dated July 7, 2005 issued by the Company in favor of Paul R. Arena in principal amount of $75,000. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 12, 2005.)

10.10	Letter Agreement dated July 6, 2005 between the Company and James Rose. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 12, 2005.)

10.11	Letter Agreement dated July 7, 2005 between the Company and James Rose. (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on July 12, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.