Form 10KSB/A
period 2004-12-31
I2 TELECOM INTERNATIONAL INC
filed 2005-10-13
CIK 949371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 3

(Amending Items 8A and 13)

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

Common Stock, no par value

(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☐

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

EXPLANATORY NOTE

This Amendment No. 3 to Form 10-KSB/A amends Items 8A and 13 of the Annual Report on Form 10-KSB of i2 Telecom International, Inc. (the “Company”) originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2005 (the “Initial Annual Report”) and amended by Amendment No. 1 and Amendment No. 2 thereto filed on June 17, 2005 (“Amendment No. 1”) and July 13, 2005, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have each confirmed that there have been no changes in internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to affect materially, the Company’s controls over financial reporting.

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

Date: October 13, 2005

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