Form 10QSB/A
period 2005-06-30
I2 TELECOM INTERNATIONAL INC
filed 2005-10-13
CIK 949371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

on

FORM 10-QSB/A

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

EXPLANATORY NOTE

I2 Telecom International, Inc. is filing this Amendment No. 1 on Form 10-QSB/A to amend its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 to revise Note 2, part C, of the footnotes to the unaudited consolidated financial statements set forth herein to reflect that the 13% promissory note described in Note 2, part C, is unsecured.

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

NOTE 2: NOTES PAYABLE

Notes Payable as of June 30, 2005 and December 31, 2004 consisted of the following:

	2004	2003
a. 8% note payable due to an individual previously affiliated with SuperCaller. The principal and all accrued interest are due and payable upon the Company obtaining certain levels of equity funding. These funding levels are expected to be met prior to December 31, 2004.	$50,000	$50,000
b. 6% note payable due to an individual previously affiliated with SuperCaller. The principal and all accrued interest are due and payable upon the Company obtaining certain levels of equity funding. These funding levels are expected to be met prior to December 31, 2004.	$50,000	$50,000
c. 13% note payable due to a bank. The principal and all accrued interest are due and payable in 2005. The note is unsecured.	200,000	-0-
d. Notes payable to various shareholders payable on demand and non-interest bearing.	850,000	-0-
e. 3% notes payable to various shareholders due December 31, 2005. The notes are unsecured.	225,000	-0-

Total Long Term Debt	1,375,000	100,000
Less: Current Portion	1,375,000	100,000

Long-Term Portion	$-0-	$-0-

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

PART II - OTHER INFORMATION

Item 6. Exhibits

The exhibits required to be filed with this Quarterly Report are set forth on the Exhibit Index filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

i2 TELECOM INTERNATIONAL, INC.

Date: October 13, 2005	/s/ Paul R. Arena
Paul R. Arena
Chief Executive Officer (duly authorized signatory and Principal Executive Officer)

EXHIBIT INDEX

4.1	Warrant dated April 7, 2005 to purchase 125,000 shares of the Company’s common stock granted to Hubert G. Phipps. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 12, 2005.)

4.2	Registration Rights Agreement dated as of April 7, 2005 between the Company and Hubert G. Phipps. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 12, 2005.)

4.3	Warrant dated April 19, 2005 to purchase 52,083 shares of the Company’s common stock granted to Midsouth Investor Fund, LP. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 25, 2005.)

4.4	Registration Rights Agreement dated as of April 19, 2005 between the Company and Midsouth Investor Fund, LP. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 25, 2005.)

4.5	Warrant dated April 25, 2005 to purchase 156,249 shares of the Company’s common stock granted to Vestal Venture Capital. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 25, 2005.)

4.6	Registration Rights Agreement dated as of April 25, 2005 between the Company and Vestal Venture Capital. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on April 25, 2005.)

4.7	Warrant dated June 28, 2005 to purchase 26,042 shares of the Company’s common stock granted to Hubert G. Phipps. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 5, 2005.)

4.8	Registration Rights Agreement dated as of June 28, 2005 between the Company and Hubert G. Phipps. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 5, 2005.)

4.9	Warrant dated July 7, 2005 to purchase 39,062 shares of the Company’s common stock granted to Paul R. Arena. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 12, 2005.)

4.10	Registration Rights Agreement dated as of July 7, 2005 between the Company and Paul R. Arena. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 12, 2005.)

10.1	Employment Agreement dated as of April 6, 2005, between the Company and James Rose. Represents an executive compensatory plan or arrangement. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 11, 2005.)

10.2	Promissory Note dated April 7, 2005 issued by the Company in favor of Hubert G. Phipps in principal amount of $250,000. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 12, 2005.)

10.3	Promissory Note dated April 19, 2005 issued by the Company in favor of Midsouth Investor Fund, LP in principal amount of $100,000. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 25, 2005.)

10.4	Promissory Note dated April 25, 2005 issued by the Company in favor of Vestal Venture Capital in principal amount of $300,000. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 25, 2005.)

10.5	Employment Agreement between the Company and James R. Fultz dated May 2, 2005. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 6, 2005.)

10.6	Promissory Note dated June 28, 2005 issued by the Company in favor of Hubert G. Phipps in principal amount of $50,000. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 5, 2005.)

10.7	Stock Option Agreement dated July 6, 2005 to purchase 85,714 shares of the Company’s common stock granted to James Rose. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 12, 2005.)

10.8	Stock Option Agreement dated July 7, 2005 to purchase 168,000 shares of the Company’s common stock granted to James Rose. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 12, 2005.)

10.9	Promissory Note dated July 7, 2005 issued by the Company in favor of Paul R. Arena in principal amount of $75,000. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 12, 2005.)

10.10	Letter Agreement dated July 6, 2005 between the Company and James Rose. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 12, 2005.)

10.11	Letter Agreement dated July 7, 2005 between the Company and James Rose. (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on July 12, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.