Form 10QSB
period 2005-09-30
I2 TELECOM INTERNATIONAL INC
filed 2005-11-21
CIK 949371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 21, 2005, the registrant had 37,998,977 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	September 30, 2005	December 31, 2004
Current Assets
Cash	$177,327	$231,127
Accounts Receivable, net of Allowance for Doubtful Accounts of $400,000 and $75,000, respectively	51,677	232,371
Inventories	815,785	961,056
Prepaid Expenses and Other Current Assets	407,428	231,966

Total Current Assets	1,452,217	1,656,520

Property and Equipment, Net	1,299,051	1,267,763
Other Assets
Intangible Assets, Net of Accumulated Amortization of $599,085 and $435,507, respectively	2,748,000	2,880,579
Deposits	67,549	78,164

Total Other Assets	2,815,549	2,958,743

Total Assets	$5,566,817	$5,883,026

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	September 30, 2005	December 31, 2004
Current Liabilities
Accounts Payable and Accrued Expenses	$2,629,038	$1,303,656
Deferred Revenue	99,776	99,901
Notes Payable-Current	2,506,501	100,000

Total Current Liabilities	5,235,315	1,503,557

Long-Term Debt – Notes Payable	-0-	-0-

Total Liabilities	5,235,315	1,503,557

Shareholders’ Equity (Deficit)
Preferred Stock, No Par Value, 5,000,000 Shares Authorized, 4,085 Shares and 4,075 Shares Issued and Outstanding, respectively	4,860,000	4,175,000
Common Stock, No Par Value, 100,000,000 Shares Authorized, 37,337,738 Shares and 34,491,402 Shares Issued and Outstanding, respectively	14,537,040	13,035,158
Restricted Common Stock (related to No Par Value above), 661,239 Shares and 991,858 Shares Issued and Outstanding, respectively	331,764	497,646
Additional Paid-In Capital	900,396	404,100
Accumulated Deficit During The Development Stage	(20,297,698)	(13,732,435)

Total Shareholders’ Equity (Deficit)	331,502	4,379,469

Total Liabilities and Shareholders’ Equity (Deficit)	$5,566,817	$5,883,026

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative From Inception To September 30, 2005	For the Three Months Ended September 30, 2005	For the Three Months Ended September 30, 2004	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004
Revenue	$1,196,710	$49,851	$215,172	$502,389	$481,560

Cost of Revenue	1,753,027	369,492	199,975	775,589	488,627

Gross Profit (Loss)	(556,317)	(319,641)	15,197	(273,200)	(7,067)

General and Administrative Expenses	19,125,248	2,351,050	1,827,845	6,056,368	4,872,017

Loss From Operations	(19,681,565)	(2,670,691)	(1,812,648)	(6,329,568)	(4,789,084)

Other Income (Expense)
Interest Income	15,390	1,462	1,628	2,153	1,743
Interest Expense	(285,196)	(13,749)	(10,105)	(26,454)	(27,327)
Gain on Forbearance of Debt	378,603	350,960	27,643	350,960	27,643
Loss on Disposal of Assets	(593)	0	0	0	0
Loss on Subscription List	(118,000)	0	0	0	0

Total Other Income (Expense)	(9,796)	338,673	19,166	326,659	2,059

Loss Before Cumulative Effect of Accounting Change	(19,691,361)	(2,332,018)	(1,793,482)	(6,002,909)	$(4,787,025)

Cumulative Effect of Accounting Change on Years Prior to 2005, Net of Income Tax of $-0-	(340,117)	0	0	(340,117)	0

Net Income (Loss)	$(20,031,478)	$(2,332,018)	$(1,793,482)	$(6,343,026)	$(4,787,025)

Weighted Average Common Shares:
Basic	16,925,304	37,337,737	34,238,549	36,609,532	19,069,547
Diluted	35,767,559	59,579,681	46,981,359	48,075,234	39,217,702

Basic Earnings Per Common Share:
Loss Before Cumulative Effect of Accounting Change	$(1.17)	$(.07)	$(.05)	$(.17)	$(.25)
Cumulative Effect of Accounting Change	$(.02)	(.00)	(.00)	$(.01)	(.00)

Net Loss	$(1.19)	$(.07)	$(.05)	$(.18)	$(.25)

Diluted Earnings Per Common Share:
Loss Before Cumulative Effect of Accounting Change	$(.55)	$(.04)	$(.04)	$(.13)	$(.12)
Cumulative Effect of Accounting Change	(.01)	(.00)	(.00)	(.01)	(.00)

Net Loss	$(.56)	$(.04)	$(.04)	$(.14)	$(.12)

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative From Inception to September 30, 2005	For the Three Months Ended September 30, 2005	For the Three Months Ended September 30, 2004	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004
Cash Flows From Operations
Net Loss From Continuing Operations	$(20,031,478)	$(2,332,018)	$(1,793,482)	$(6,343,026)	$(4,787,025)
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Bad Debts	407,857	332,857	50,000	332,857	50,000
Depreciation and Amortization	1,258,346	155,695	120,471	432,661	333,871
Interest Paid Via Issuance of Stock	192,604	0	0	0	0
Gain of Forbearance of Debt	(378,603)	(350,960)	(27,643)	(350,960)	(27,643)
Loss on Disposal of Assets	593	0	0	0	0
Stock Compensation	1,504,451	48,975	0	119,899	0
Cumulative Effect of Accounting Change (Increase) Decrease In:	340,117	0	0	340,117	0
Accounts Receivable	(459,534)	61,884	(271,274)	(152,163)	(350,385)
Inventories	(621,023)	236,258	67,667	145,271	(139,439)
Prepaid Expenses	(347,163)	(114,223)	25,726	(159,140)	(194,570)
Other Assets	(67,549)	(31,009)	(6,868)	10,615	(19,758)
Increase (Decrease) In:
Accounts Payable and Accrued Expenses	2,687,495	445,377	586,336	1,618,981	656,696
Deferred Revenue	99,776	0	0	(125)	0

Net Cash Used In Operating Activities	(15,414,111)	(1,547,164)	(1,249,067)	(4,005,013)	(4,478,253)

Cash Flows From Investing Activities
Proceeds from Disposal of Assets	6,433	0	0	0	0
Equipment Purchases	(1,939,742)	(258,445)	(528,780)	(293,540)	(608,945)
Payments for Patents and Trademarks	(158,917)	(2,749)	(4,290)	(33,749)	(26,259)
Investment in Subsidiary	(1,239,422)	0	0	0	0

Net Cash Used In Investing Activities	(3,331,648)	(261,194)	(533,070)	(327,289)	(635,204)

Cash Flows From Financing Activities
Proceeds From Shareholder Loans	1,530,500	50,000	0	1,299,500	0
Payments of Shareholder Loans	(305,500)	0	0	(74,500)	(225,000)
Proceeds from Issuance of Convertible Notes	6,885,000	0	0	0	0
Proceeds From Notes Payable	1,500,000	1,200,000	0	1,400,000	985,000
Payment of Notes Payable	(509,442)	(118,499)	(248,560)	(118,499)	(272,463)
Issuance of Common Stock	3,047,278	0	150,016	546,000	150,016
Issuance of Preferred Stock	6,920,224	800,000	3,515,000	1,375,000	5,545,224
Proceeds from Stock Notes Receivable	46,491	0	0	0	0
Dividends Paid	(192,982)	0	0	(148,999)	0
Cash From Subsidiary Acquired Via Stock Exchange	1,517	0	0	0	0

Net Cash Provided By Financing Activities	18,923,086	1,931,501	3,416,456	4,278,502	6,182,967

Increase (Decrease) in Cash	$177,327	123,143	1,634,319	(53,800)	1,069,510
Balance, Beginning of Period	0	54,184	106,612	231,127	671,421

Balance, End of Period	$177,327	$177,327	$1,740,931	$177,327	$1,740,931

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

On February 26, 2004, a newly-formed, wholly-owned subsidiary of the Company merged with and into i2 Telecom International, Inc., a Delaware corporation (“i2 Delaware”), with i2 Delaware surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”), pursuant to that certain Agreement and Plan of Merger dated as of January 30, 2004, among the Company, a wholly-owned subsidiary of the Company, i2 Delaware and certain Shareholders of the Company and i2 Delaware signatory thereto (the “Merger Agreement”). In connection with the Merger, former Shareholders of i2 Delaware became entitled to receive shares of Common Stock and shares of various classes and series of the Company’s preferred stock, no par value per share (collectively, the “Preferred Stock”), constituting of up to 88.44% of the voting securities of the Company, assuming the issuance of all contingent consideration such Shareholders may become entitled to receive pursuant to the Merger Agreement upon the resolution of a certain legal proceeding pending against i2 Delaware. In connection with the Merger, effective February 26, 2004, (i) the Company’s Board of Directors (the “Board of Directors”) appointed Paul R. Arena, Chief Executive Officer and Chairman of the Board of i2 Delaware, to serve as a director of the Company; (ii) all individuals serving as officers of the Company immediately prior to the Merger resigned their positions with the Company; and (iii) the officers of i2 Delaware were appointed as officers of the Company.

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

Nature of Business

The Company, through its subsidiary, i2 Delaware, provides low-cost telecommunications services employing next-generation Voice over Internet Protocol (“VoIP”) technology. These operations are based in Atlanta, and Georgia, Redwood City, California. Through i2 Delaware, the Company controls its own proprietary technology and outsources the majority of its production and service functions with strategic partners. The Company, through i2 Delaware, provides the VoiceStick™, micro gateway adapters (InternetTalker(TM)), VoIP long distance and other enhanced communication services to subscribers. The Company’s proprietary technology platform is built to the Session Initiation Protocol (“SIP”) standard. The Company’s revenue model now includes revenue from the sale of the VoiceStick™ and other integrated access devices (“IADs”) along with recurring monthly subscriptions and call minute termination. The Company believes its proprietary technology provides meaningful advantages particularly in the areas of quality of service, flexibility (i.e., broadband and dial-up capability in the same unit) and ease of use.

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

Liquidity and Going Concern

It is imperative that the Company raise capital in the near-term in order to continue as a going concern. Without raising additional capital, the Company likely will not be able to satisfy its current and other liabilities due in the near-term unless they are modified or restructured. There is no guarantee that (i) additional capital will be available to the extent required, or that if available, it will be available on terms acceptable to the Company, or (ii) the Company’s current and other liabilities due in the near-term can be modified or restructured. If the Company cannot raise additional capital or modify or restructure such liabilities, then the Company may be unable to pursue its business plan and may be forced to cease doing business.

As can be seen from the Company’s filings with the Securities and Exchange Commission (the “SEC”) over the past year, the Company has experienced net losses and negative cash flows from operations and has an accumulated deficit at September 30, 2005 of approximately $20,297,698 million and a negative working capital position. The ability of the Company to generate positive cash flows from operations and net income is dependent, among other things, on market conditions, the recovery of recorded assets, cost control, identifying and securing additional revenue sources, and the Company’s ability to raise capital under acceptable terms. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. As noted in an explanatory paragraph in the Report of Independent Certified Public Accountants on the Company’s consolidated financial statements for the year ended December 31, 2004, as set forth in the Company’s Annual Report on Form

10-KSB for the year ended December 31, 2004, as amended (the “Annual Report”), these conditions have raised substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies

The policies identified below are considered as critical to the Company’s business operations and the understanding of the Company’s results of operations. The impact of and any associated risks related to these policies on the Company’s business operations is discussed throughout “Management’s Discussion and Analysis or Plan of Operation.” For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Company’s consolidated financial statements for the year ended December 31, 2004, included in the Annual Report. Preparation of this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 (this “Quarterly Report”) requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. There can be no assurance that actual results will not differ from those estimates.

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

Basis of Consolidation

The consolidated financial statements include the accounts of i2 Delaware and SuperCaller Community, Inc. (“SuperCaller”), both of which are, directly or indirectly, wholly- owned subsidiaries of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Recent Accounting Pronouncements

In September 2004, the Financial Accounting Standards Board (“FASB”) reached a final consensus on Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“ETIF Issue No. 04-8”), that contingently convertible debt instruments will be subject to the if-converted method under Statement of Financial Accounting Standard (“SFAS”) No. 128 “Earnings Per Share,” regardless of the contingent features included in the instrument. Under current practice, issuers of contingently convertible debt instruments exclude potential common shares underlying contingently convertible debt instruments from the calculation of diluted earnings per share until the market price or other contingency is met. The effective for EITF Issue No. 04-8 is for reporting periods ending after December 15, 2004 and requires the restatement of diluted earnings per share for all periods presented. The effect on this consensus did not have an impact on the accompaning consolidated financial statements.

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

Earnings Per Share

For the third quarter of 2005 and 2004, net loss per share is based on the weighted average number of shares of Common Stock outstanding. At September 30, 2005 and September 30, 2004, the Company had, on a weighted average, 36,609,532 shares and 19,069,547 shares of Common Stock outstanding, respectively.

At September 30, 2005, the Company had outstanding 37,998,977 shares of Common Stock and options and warrants to purchase 25,767,546 shares of Common Stock. Consequently, on an as-converted, fully-diluted basis, the Company would have 63,766,523 shares of Common Stock outstanding at September 30, 2005.

Stock Compensation

During 2004, the Company’s shareholders approved a stock option plan for its officers, directors and certain key employees. Generally, the options vest based on the attainment of certain performance criteria set forth in the option agreements. In addition, the Company has issued stock warrants to key employees, consultants, and certain investors, with expiration dates of one to five years. Effective January 1, 2005, the Company adopted early application of SFAS No. 123R. SFAS No. 123R supersedes APB Opinion No. 25 which was previously used by the Company. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Under APB Opinion No. 25, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price, the intrinsic value method. Under SFAS No. 123R, the Company recognizes an expense over the vesting period of the fair value of all stock-based awards on the date of grant. Beginning January 1, 2005, all stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123R and related interpretations.

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

Additionally, the Company has adopted early application of SFAS No. 123R on January 1, 2005. The cumulative effect of this change in accounting principle for periods prior to 2005 was $340,117, net of income tax and has been included on the statement of operations for the nine months ended September 30, 2005.

The following table summarizes relevant pro-forma information for the three months ended September 30, 2005 and 2004 as if the change in accounting principal was applied retroactively to the prior period.

	September 30, 2005	September 30, 2004
Net Loss	$(2,332,018)	$(1,793,482)

Loss Per Share-Basic	$(.07)	$(.05)

Loss Per Share-Diluted	$(.05)	$(.04)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Interim Financial Data

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2004, set forth in the Annual Report. The interim financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of i2 Telecom International, Inc. and Subsidiaries as of September 30, 2005 and September 30, 2004, and the results of their operations and cash flows for the nine months ended September 30, 2005 and 2004. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2005.

NOTE 2: NOTES PAYABLE

Notes Payable as of September 30, 2005 and December 31, 2004 consisted of the following:

	2005	2004

a. 8% note payable due to an individual previously affiliated with SuperCaller. The principal and all accrued interest are due and payable upon the Company obtaining certain levels of equity funding.	$50,000	$50,000

b. 6% note payable due to an individual previously affiliated with SuperCaller. The principal and all accrued interest are due and payable upon the Company obtaining certain levels of equity funding.	$50,000	$50,000

c. 13% note payable due to a bank. The principal and all accrued interest are due and payable in 2005.	81,501	-0-

d. Notes payable to various shareholders payable at interest rates ranging from non-interest bearing to 12% per annum	900,000	-0-

e. 3% notes payable to various shareholders due December 31, 2005. The notes are unsecured.	225,000	-0-

f. Secured Notes payable at interest rates bearing to 10%.	1,200,000	0

Total Long Term Debt	2,506,501	100,000

Less: Current Portion	2,506,501	100,000

Long-Term Portion	$-0-	$-0-

During the three months ended September 30, 2005, certain shareholders of the Company loaned the Company $1,200,000 loans are scheduled to be repaid from anticipated proceeds from future financings.

NOTE 3: STOCK OPTIONS AND WARRANTS

	2005		2004
	Number of Options/ Warrants	Weighted Average Exercise Price	Number of Options/ Warrants	Weighted Average Exercise Price
Outstanding at Beginning of Period	22,757,921	$.67	16,178,349	.47
Options Granted	4,077,833	$.50	537,657	$.77
Warrants Granted	4,319,515	$.27	3,562,484	$.86
Exercised	(3,109,306)	$.39	(473,411)	.45
Forfeited	(2,278,417)	$.55	(837,139)	$.44

Outstanding at End of Period	25,767,546	$.62	18,967,940	$.56

Options Exercisable at End of Period	20,508,825	$.40	2,738,908	.50
Weighted-average Fair Value of Options Granted During the Period		$.61		$.02

As of September 30, 2005, the range of option and warrant exercise prices for outstanding and exercisable options and warrants was $.01 to $1.00 with a weighted average remaining contractual life of 2.11 years.

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

Information with respect to restricted share units as of September 30, 2005 and 2004 is as follows:

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

NOTE 5: DEVELOPMENT STAGE ENTERPRISE

The Company is a development stage enterprise in that planned principal operations have only recently begun and only insignificant amounts of revenue have occurred through September 30, 2005. Development stage activities in which the Company, have been actively engaged include building a management team, financial planning, raising capital, research and development, establishing sources of supply, acquiring property and equipment and other operating assets, training personnel, developing markets, building a network operation center, developing customer billing systems and developing customer opportunities.

Because of the factors noted in the preceding paragraph, the Company incurred a net loss of $2,332,018 during the quarter ended September 30, 2005. These losses, as well as the uncertain conditions that the Company faces relative to its ongoing debt and equity fund-raising efforts, create a substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s success in its ability to obtain needed financing. There is no guarantee that this financing will be available, and even if available, that it will be available on terms acceptable or favorable to the Company. As a result of the Company’s losses and the difficult capital raising environment, should the Company be unable to continue to raise capital, its existence as a going concern will be in question.

NOTE 6: SUBEQUENT EVENTS

The Company issued 3,700,000 options to two corporations and five individuals in exercise prices ranging from $.01 to $.40 each which average $.16 each upon exercise for strategic relationship development, marketing and corporate development services.

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

On Monday, November 7, the Federal Communications Commission (FCC) (www.fcc.gov) Enforcement Bureau issued further revisions to E911 compliance requirements for interconnected VoIP service providers.

In the latest policy, VoIP providers won’t be forced to cut off subscribers who don’t receive E911 services by November 28, 2005. However, VoIP companies will be expected to stop marketing their service and accepting new customers in service areas that aren’t equipped to do E911 call routing, even if subscribers would be able to get “basic” 911 service. The FCC document states “Although we do not require providers that have not achieved full 911 compliance by November 28, 2005, to discontinue the provision of interconnected VoIP service to any existing customers, we do expect that such providers will discontinue marketing VoIP service, and accepting new customers for their service, in all areas where they are not transmitting 911 calls to the appropriate PSAP in full compliance with the Commission’s rules.”

The Company’s ability to fully comply with the FCC’s order is doubtful. Over time, only partial compliance is possible.

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

Business of the Company

The Company, through its subsidiary, i2 Delaware, provides low-cost telecommunications services employing next-generation VoIP technology. These operations are based in Atlanta, Georgia, and Redwood City, California. Through i2 Delaware, the Company controls its own proprietary technology and outsources the majority of its production and service functions with strategic partners. The Company, through i2 Delaware, provides the VoiceStick™, micro gateway adapters (InternetTalker™), VoIP long distance and other enhanced communication services to subscribers. The Company’s proprietary technology platform is built to the Session Initiation Protocol (“SIP”) standard. The Company’s revenue model now includes revenue from the sale of the VoiceStick™ and other integrated access devices (“IADs”) along with recurring monthly subscriptions and call minute termination. The Company believes its proprietary technology provides meaningful advantages particularly in the areas of ease of use, high quality service, and low cost and robust features.

The Company’s proprietary technology platform is built to the SIP standard and offers the end user the following primary benefits:

•	near carrier grade quality of service;

•	low cost long distance calling worldwide;

•	broadband access via laptop with the Company’s VoiceStick™;

•	broadband technology in the Company’s InternetTalker™ IAD;

•	plug and play technology using traditional phones (including cellular) without professional installation; and

•	unlimited global calling among VoiceStick™ and InternetTalker™ IAD users with a minimal monthly subscription.

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

RESULTS OF OPERATIONS

Results of operations for the three months ended September 30, 2005 compared with the results of operations for the three months ended September 30, 2004.

Revenues decreased from $215,172 for the third quarter of 2004 to $49,851 for the third quarter of 2005. The decrease in revenues was driven by the Company’s reorganization of product offerings.

Cost of revenues increased from $199,975 for third quarter of 2004 to $369,492 for third quarter of 2005. The increase is attributable to the increased sales of the VoiceStick™ at below cost during the products initial launch.

Gross loss for the third quarter of 2005 was $319,641 as compared to a gross profit of $15,197 for the third quarter of 2004. The decrease in gross profit is attributable to the increased sales of the VoiceStick™ at below cost during the products initial launch.

Sales, general and administrative expenses for the third quarter of 2005 were $2,351,050 as compared to $1,827,845 for the same period in 2004. This increase was attributable to quarter over quarter increases in marketing expenses of approximately $200,000. Additionally, reserves for bad debt expenses increased approximately $332,800 as the Company changed it’s method for evaluating accounts receivable.

Loss from operations for the third quarter of 2005 as compared to the third quarter of 2004 increased from $1,812,648 to $2,670,691 due to the increase in sales, general and administrative expenses for the third quarter.

Net loss for the third quarter of 2005 was $2,332,018 as compared to a net loss for the same period in 2004 of $1,793,482. The increase in net loss for the third quarter 2005 as compared to the same period in 2004 is due to the Company’s continued transition of its product line from the MG-2 and MG-3 IAD’s to the VoiceStick™ and the associated costs therein. This transition was coupled with increased spending on the Company’s network, customer service and sales and marketing.

The Company’s net accounts receivable balance decreased between September 30, 2004 and September 30, 2005 by approximately $395,000. This decrease is due to the increase in reserves for doubtful accounts quarter over quarter of $332,800. The Company’s inventory balance decreased by approximately $235,000 between September 30, 2004 and September 30, 2005. The inventory decrease was due to the Company moving the production of the Company’s new VoiceStick™ as it prepared to launch the product in new markets which has a lower inventory carrying cost.

	For the Three Months Ended September 30,
	2005	2004	Variance	Percentage
Gross Revenue	$49,851	$215,172	$(165,321)	(76.83)%
Cost of Sales	369,492	199,975	(169,517)	(84.77)%

Gross Profit	$(319,641)	$15,197	$(334,838)	* **
Operating Expenses:
General and Administrative Expenses	$2,351,050	$1,827,845	$(523,205)	(28.62)%
Other Income (Expense) Net	338,673	19,166	319,507	* **

Net Loss	$(2,332,018)	$(1,793,482)	$(538,536)	(30.03)%

RESULTS OF OPERATIONS

Results of operations for the nine months ended September 30, 2005 compared with the results of operations as for the nine months ended September 30, 2004

Revenues increased from $481,560 for the nine months ended September 30, 2004 to $502,389 for the nine months ended September 30, 2005. Revenues increased as a result of increased sales of the Company’s VoiceStick™ product. Additionally, the Company experienced increased billings for long distance minutes consumed by the Company’s customer base.

Cost of revenues increased from $488,627 for the nine months ended September 30, 2004 to $775,589 the nine months ended September 30, 2005. This increase is again attributable to revenues being made up of more VoiceSticks™ being sold during the nine months ended September 30, 2005, as well as increases in long distance minutes and fees charged to distributors during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Gross loss for the nine months ended September 30, 2005 was $273,200 as compared to gross loss of $7,067 for the nine months ended September 30, 2004. The increase in gross losses is attributable to the increased sales of the VoiceStick™ at below cost during the products initial launch for the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004.

Loss from operations for nine months ended September 30, 2005 was $6,329,568 compared to $4,789,084 for the nine months ended September 30, 2004. Total selling, general and administrative expenses for the nine months ended September 30, 2005 was $6,056,368 compared to $4,782,017 for the nine months ended September 30, 2004. The majority of the selling, general and administrative expense increase came from increased personnel costs and reorganization expenses costs associated with the introduction of the VoiceStick™.

Finally, net loss for the nine months ended September 30, 2005 was $6,343,026 as compared to a net loss for the nine months ended September 30, 2004 of $4,787,025. The increased net loss is a result of the Company’s continued spending on developing its business model, the costs associated with expanding its sales force and the continued research and development expenditures on the Company’s VoiceStick™ product.

	For the Nine Months Ended September 30
	2005	2004	Variance	Percentage
Gross Revenue	$502,389	$481,560	$20,829	4.32%
Cost of Sales	775,589	488,627	(286,962)	(58.72)%

Gross Profit	$(273,200)	$(7,067)	$(266,134)	* **
Operating Expenses:
General and Administrative Expenses	$6,056,368	$4,782,017	$(1,274,351)	(26.65)%
Other Income (Expense) Net	326,659	2,059	324,600	* **

Net Loss	$(6,343,026)	$(4,787,025)	$(1,556,009)	(32.50)%

RESULTS OF OPERATIONS-CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources as of September 30, 2005 as compared with liquidity and capital resources as of September 30, 2004.

On September 30, 2005, the Company had a working capital deficit of approximately $3,800,000, compared to September 30, 2004 when the Company had a working capital of approximately $1,700,000. The Company’s working capital position decreased by approximately $5,500,000 for the period ended September 30, 2005 as compared to the period ended September 30, 2004. The decrease in working capital was primarily due to an decrease in cash of approximately $1,600,000, increase in accounts payable of approximately $1,100,000, and increase in notes payable of approximately $2,400,000. Net cash used in operating activities was ($1,547,164) for the third quarter of September 30, 2005. Again, the increase in net cash used in operating activities between September 30, 2005 and September 30, 2004 is attributable to an decrease in accounts receivable of approximately $62,000, decrease in inventories of approximately $235,000 and an increase in accounts payable of approximately $445,000. Net loss of approximately $2,332,018 is reduced by non-cash items of depreciation and amortization amounting to approximately $156,000 but increased by the Gain on Forgiveness of Debt by $350,960. Primary sources of cash inflows from operations are from sales of the VoiceStick™, VoiceStick™ activation charges and pre-paid charges and receivables collected from sales to customers for the Company’s IAD, as well as the collection of revenue for carrying long distance calls and from monthly service fees. Future cash inflows from sales are subject to the Company’s pricing and ability to procure business at existing market conditions.

Net cash used in investing activities was approximately ($261,194) for the third quarter of 2005 as compared to approximately ($533,070) for the same period in 2004. Both periods investing activities were primarily due to equipment purchases and payment for patents and trademarks.

Cash flows provided by financing activities were approximately $1,931,501 for the third quarter of 2005 as compared to $3,416,456 for the same period in 2004. The principal source of cash for the third quarter of 2005 was from notes payable of $1,200,000 and the issuance of preferred stock of $800,000.

OFF BALANCE SHEET ARRANAGEMENTS

None.

Item 3: Controls and Procedures

The Company’s Chief Executive Officer and principal financial officer has evaluated the Company’s controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officer has concluded that, as of the end of the period covered by this Quarterly Report, the Company’s controls and procedures are effective.

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

Item 2. Change in Securities and Small Business Issuer Purchases of Equity Securities.

In July 2005, the Company issued to two individuals, one corporation and to the Company’s Board of Directors options to purchase 2,832,250 shares of Common Stock at exercise prices ranging from $.01 to $.96 per share, vesting over three years. The options were issued to employees under the Company’s incentive stock option plan as well as to consultants and directors for services rendered to the Company. The options were issued without registration under the Securities Act, in reliance upon the exemption set forth in Section 4(2). The Company based such reliance upon factual representations made to the Company concerning each recipient’s investment intent and sophistication, among other things.

On July 12, 2005, the Company issued to one corporation $800,000 of Series E Convertible Preferred shares which convert into 2,000,000 common shares at $.40 each and warrants to purchase common shares of the Company exercisable at $.50 per share for a three year period. This effectively changed the conversion price of the Series D Convertible Preferred of which there were 4,185 shares outstanding or ($4,175,000 principal amount) convertible into common shares at $.80 per share to $.40 per share. The 3,187,500 outstanding warrants associated with the Series D Convertible Preferred shares which had an exercise price of $.96 per share have been adjusted to $.40 per share. The Series E Convertible Preferred shares and warrants were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2).

On September 12, 2005, the Company entered into an agreement for a $1,200,000 Secured Loan Facility with a trust and two individuals. The terms of the agreement call for a repayment of the loan on January 31, 2005 with a 10% annual percentage rate of interest and the issuance of 1,200,000 warrants exercisable at $.50 each for a period of three years. This effectively changed the conversion price of the Series E Convertible Preferred holders warrants of which there were 1,000,000 outstanding and exercisable at $.60 per share to $.50 per share. The warrants were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2).

Item 3. Defaults Upon Senior Securities

As of October 1, 2005, the Company is in arrears in the payment of dividends in the amount of $153,434 owed in respect of the Company’s outstanding Preferred Stock Series D. Interest was 7% annual percentage rate (“APR”) year 1 from 8/11/04, then 8% APR year 2, 9% APR year 3. Interest rate calculation varies during the third quarter period September 30, 2005. Default interest rate accrues at 13% per annum.

Item 6. Exhibits

The exhibits required to be filed with this Quarterly Report are set forth on the Exhibit Index filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

i2 TELECOM INTERNATIONAL, INC.

Date: November 21, 2005	/S/ Paul R. Arena
Paul R. Arena
Chief Executive Officer
(duly authorized signatory and
Principal Executive Officer)

EXHIBIT INDEX

3.1.1	Articles of Incorporation, as amended

3.1.2	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

3.1.3	Bylaws, as amended Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

3.1.4	Certificate of Designations of Rights and Preferences Incorporated by reference to Exhibit 3.1 to the Company’s of Preferred Stock Series D of i2 Telecom Current Report on Form 8-K filed August 13, 2004. International, Inc.

3.1.5	Amendment to the Company’s Articles of Incorporated by reference to Exhibit 3.1 to the Company’s Incorporation filed June 3, 2004. Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

3.1.6	Amendment to the Company’s Articles of Incorporated by reference to Exhibit 3.2 to the Company’s Incorporation filed August 10, 2004. Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

4.1	Warrant dated April 7, 2005 to purchase 125,000 shares of the Company’s common stock granted to Hubert G. Phipps. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 12, 2005.)

4.2	Registration Rights Agreement dated as of April 7, 2005 between the Company and Hubert G. Phipps. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 12, 2005.)

4.3	Warrant dated April 19, 2005 to purchase 52,083 shares of the Company’s common stock granted to Midsouth Investor Fund, LP. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 25, 2005.)

4.4	Registration Rights Agreement dated as of April 19, 2005 between the Company and Midsouth Investor Fund, LP. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 25, 2005.)

4.5	Warrant dated April 25, 2005 to purchase 156,249 shares of the Company’s common stock granted to Vestal Venture Capital. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 25, 2005.)

4.6	Registration Rights Agreement dated as of April 25, 2005 between the Company and Vestal Venture Capital. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on April 25, 2005.)

4.7	Warrant dated June 28, 2005 to purchase 26,042 shares of the Company’s common stock granted to Hubert G. Phipps. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 5, 2005.)

4.8	Registration Rights Agreement dated as of June 28, 2005 between the Company and Hubert G. Phipps. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 5, 2005.)

4.9	Warrant dated July 7, 2005 to purchase 39,062 shares of the Company’s common stock granted to Paul R. Arena. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 12, 2005.)

4.10	Registration Rights Agreement dated as of July 7, 2005 between the Company and Paul R. Arena. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 12, 2005.)

10.1	Employment Agreement dated as of April 6, 2005, between the Company and James Rose. Represents an executive compensatory plan or arrangement. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 11, 2005.)

10.2	Promissory Note dated April 7, 2005 issued by the Company in favor of Hubert G. Phipps in principal amount of $250,000. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 12, 2005.)

10.3	Promissory Note dated April 19, 2005 issued by the Company in favor of Midsouth Investor Fund, LP in principal amount of $100,000. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 25, 2005.)

10.4	Promissory Note dated April 25, 2005 issued by the Company in favor of Vestal Venture Capital in principal amount of $300,000. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 25, 2005.)

10.5	Employment Agreement between the Company and James R. Fultz dated May 2, 2005. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 6, 2005.)

10.6	Promissory Note dated June 28, 2005 issued by the Company in favor of Hubert G. Phipps in principal amount of $50,000. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 5, 2005.)

10.7	Stock Option Agreement dated July 6, 2005 to purchase 85,714 shares of the Company’s common stock granted to James Rose. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 12, 2005.)

10.8	Stock Option Agreement dated July 7, 2005 to purchase 168,000 shares of the Company’s common stock granted to James Rose. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 12, 2005.)

10.9	Promissory Note dated July 7, 2005 issued by the Company in favor of Paul R. Arena in principal amount of $75,000. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 12, 2005.)

10.10	Letter Agreement dated July 6, 2005 between the Company and James Rose. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 12, 2005.)

10.11	Letter Agreement dated July 7, 2005 between the Company and James Rose. (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on July 12, 2005).

10.12	Series E Convertible Preferred dated July 12, 2005 between the Company and West Hampton Energy Investors I, LLC.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer and Principal Financial Officer

32.1	Section 1350 Certification by the Company’s Chief Executive Officer and Principal Financial Officer