Form 10KSB
period 2005-12-31
I2 TELECOM INTERNATIONAL INC
filed 2006-04-04
CIK 949371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.

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

The issuer’s revenues for its most recent fiscal year were $485,485.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as March 31, 2006 was approximately $9,972,778.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2006, 71,234,126 shares of the issuer’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

Item 1. Description of the Business

Background of the Company

i2 Telecom International, Inc., a Washington corporation formerly known as Digital Data Networks, Inc. (the “Company”), was incorporated as “Transit Information Systems, Inc.” under the laws of the State of Washington on October 17, 1988. In July 1995, the Company changed its name to “Digital Data Networks, Inc.” In March 2004, the Company changed its name to “i2 Telecom International, Inc.” The Company’s offices are currently located at 1200 Abernathy Road, Suite 1800, Atlanta, GA 30328, and the Company’s telephone number at that address is (770) 512-7174. The Company maintains websites at www.i2telecom.com and www.voicestick.com.

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

Business of the Company

The Company, through its subsidiary, i2 Delaware, provides low-cost telecommunications services employing next-generation Voice over Internet Protocol (“VoIP”) technology. These operations are based in Atlanta, Georgia and Redwood City, California. Through i2 Delaware, the Company controls its own proprietary technology and outsources the majority of its production and service functions with strategic partners. The Company, through i2 Delaware, provides the VoiceStick™, microgateway adapters, VoIP long distance and other enhanced communication services to subscribers. The Company’s proprietary technology platform is built to the Session Initiation Protocol (“SIP”) standard. The Company’s revenue model now includes revenue from the sale of the VoiceStick™ and other integrated access devices (“IADs”) along with recurring monthly subscriptions and call minute termination. The Company believes its proprietary technology provides meaningful advantages as compared to the technology of other VoIP providers particularly in the areas of quality of service, cost and robust feature set.

The Company’s proprietary technology platform is built to the SIP standard and offers the end user the following primary benefits:

•	near carrier grade quality of service;

•	low cost long distance calling worldwide;

•	broadband access via your laptop with the Company’s VoiceStick™;

•	broadband technology in the Company’s InternetTalker® IAD;

•	plug and play technology using traditional phones without professional installation; and

•	unlimited global calling among VoiceStick™ and InternetTalker® IAD users with a minimal monthly subscription.

The Company’s management is focused solely upon VoIP as the Company’s primary line of business. In addition, the Company’s management is constantly exploring various strategic alternatives, including partnering with other telecommunication companies, both foreign and domestic, and engaging in acquisitions of strategic competitors and/or telecommunication service providers. There can be no assurances that such efforts will be successful. The Company may finance these new business opportunities through a combination of equity and/or debt. If the Company determines to finance these opportunities by issuing additional equity, then such equity may have rights and preferences superior to the outstanding Common Stock, and the issuance of such equity will dilute the ownership percentage of the Company’s existing shareholders. If the Company determines to finance these opportunities by incurring debt, then such debt may not be available to the Company on favorable terms, if at all.

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

As a result of these developments, consumers, enterprises and telecommunications providers are continuing to embrace offerings from VoIP providers, such as those offered by the Company. Consumers, particularly in emerging markets, are increasingly using VoIP-enabled services, calling cards and Internet Protocol (“IP”) telephones, to realize significant cost savings on long distance calls. Enterprises are significantly reducing telephony expenses by using VoIP to link users within offices and around the world. VoIP enables telecommunications providers to reduce their network costs and to deliver new products and services that cannot be supported by traditional networks.

Competition

Domestically, the long distance market in the United States is highly competitive. The Company faces competition from several much larger providers and numerous similar-sized and smaller providers. This competition is based on price and service offerings, and the Company expects to continue to face competition based on price and service offerings from existing competitors. The principal competitive factors in the market include: price, quality of service, distribution, customer service, reliability, network capacity and the availability of enhanced communications services. Some of the Company’s competitors include Verizon, Inc., Sprint, Inc. and Regional Bell Operating Companies such as AT&T, Inc., all of which offer services and products competitive with the Company’s on the above factors, including offering their own pre-paid calling cards. Some providers, such as Vonage, Inc. and Net2Phone, Inc. offer VoIP services similar to what is offered by the Company.

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

Recent Events

I2 Telecom® and InternetTalker® are registered trademarks of the Company. The Company introduced the VoiceStick™ in the fourth quarter of 2004. The VoiceStick™ is a plug and play, portable key chain-sized device that inserts directly into the USB port of almost any desktop or notebook computer (including PDA’s). The VoiceStick™ instantly allows the user to make domestic and international long distance calls via the Internet, with the use of an included handset. Once the VoiceStick™ is installed in the USB port, a dial pad display enables the user to call any telephone in the world directly from the computer, using VoIP technology, at a fraction of normal long-distance rates.

Products and Services

The Company is a low cost long distance voice service provider with proprietary products such as the VoiceStick™, InternetTalker® IAD and other non-proprietary related devices. The InternetTalker® IAD is a portable micro gateway that combines state-of-the-art chipset design with patent pending architecture and proprietary software to produce performance believed by the Company to be competitive with other VoIP gateway architectures. The Company uses highly optimized micro controllers and mixed signal integrated circuits, resulting in a very inexpensive and efficient communications platform. The quality of service issues common to previous VoIP designs (dropped calls, delays and echoes) have been greatly reduced. The Company’s state-of-the-art echo-canceling technology delivers sound quality comparable to a conventional phone call.

The VoiceStick™ enables users to:

•	make unlimited calls to other subscribers anywhere in the world using the customer’s laptop and a broadband connection;

•	make long distance calls to people who use a normal telephone line using the i2 Delaware least cost routing network that will provide competitive low cost long distance rates; and

•	receive their own DID phone number.

The VoiceStick™ is a plug and play, portable key chain-sized device that inserts directly into the USB port of almost any desktop or notebook computer (including personal data assistants (“PDAs”). The VoiceStick™ instantly allows the user to make domestic and international long distance calls via the internet, with the use of an included headphone and DID phone number. Once the VoiceStick™ is installed in the USB port, a dial pad display enables the user to call any telephone in the world directly from the computer, using VoIP technology, at a fraction of normal long-distance rates.

The InternetTalker® IAD enables users to:

•	make unlimited calls to other subscribers anywhere in the world using the customer’s existing phone (no new or special IP phone required), at no cost other than the initial cost of the InternetTalker® IAD and the monthly subscription fee;

•	make long distance calls to people who use a normal telephone line using the i2 Delaware least cost routing network that will provide competitive low cost long distance rates; and

•	make VoIP calls on the Company’s i2 Delaware micro gateway adapter.

The InternetTalker® IAD is the size of a PDA and enables the user to make secure, worldwide phone calls over the Internet. As simple to install as a fax machine, broadband users simply connect their broadband Internet service to the InternetTalker® IAD and plug in their regular phone. Customers adapt to the InternetTalker® IAD through their personal computer (“PC”). Customers then activate their account by visiting the Company’s website and are ready to make calls. The i2 Delaware subscriber can make unlimited free calls to other subscribers located anywhere in the world for the cost of the InternetTalker® IAD and a nominal monthly subscription fee. The i2 Delaware subscriber can also make global long distance calls to people who use a standard telephone line through the Company’s least cost routing network at highly competitive long distance rates.

The Company plans to introduce other enhanced services and products through its ongoing investment in research and development. The Company is integrating IM chat, video and Internet television. This would offer the user complete mobility within the home or office. The Company also released an industry first: Cellular connectivity to the VoIP network through a personal microgateway and its VoiceStick™ service.

Business Strategy

The Company’s primary objective is to become a leading low cost provider of domestic and international long distance communications services to small to middle market enterprises (“SMEs”), small office/home office (“SOHO”) users and individuals. The following is a summary of the key elements of the Company’s business and growth strategy:

Focus on markets where convenience and cost conscientiousness are key concerns

•	The Company’s VoceStick™ product fills the void in the market where portability, ease of use, and true plug-n-play is almost non-existent. The VoiceStick™ allows anyone with a laptop or desktop and broadband access to turn their computer into a soft phone with true plug-n-play capabilities.

•	Utilize multi-tiered indirect distribution channels in international markets -

•	The Company will employ various distribution strategies in order to address its targeted international markets in the most efficient manner possible. Based upon the individual characteristics of each market, the Company will leverage its relationships with retail stores, telephone companies, major OEMs, cable companies, Internet Service Providers (“ISPs”) and distributors.

•	Utilize specific retail channels in the domestic market -

•	Due to the competitive nature of the U.S. market, the Company will concentrate its sales and distribution efforts in a differentiated manner as compared to other VoIP providers using a micro gateway. The Company will leverage retail distribution through VoiceStick™ subscriptions, then up sell the consumer into other devices. The Company believes this distribution strategy will be an efficient means of targeting the SME and SOHO segments in the U.S.

•	Seek OEM licensing opportunities -

•	The Company is seeking additional licensing agreements with large communications equipment suppliers that would not only pay licensing fees, but would also market the use of the Company’s network services to its customer base.

•	Control introduction of new products and services -

•	The Company believes it will be able to provide more innovative products on an expedited basis because it either owns and controls its proprietary technology or has access to leading edge technologies.

•	Outsource majority elements of production and service delivery -

•	In order to reduce overhead and capital expenditure requirements, the Company will continue to rely largely upon outsourcing with best of breed strategic partners.

Sales and Marketing

The Company’s sales and marketing efforts are primarily focused on the domestic market. The Company is in various stages of discussions with numerous retailers and other resellers to carry the VoiceStick™. The primary target audience for the VoiceStick™ is those needing a second line, users of international telephony and individuals with access to broadband. The Company is also focused on the international markets with an emphasis on Asia Pacific, Central and South America as well as Europe. Additionally, the Company believes that foreign markets have the highest cost of long distance service and thus provide one of the best opportunities for the Company to offer significant cost savings to end users. To reach the end user segment, the Company will utilize an indirect sales strategy that leverages strategic relationships with telephone companies, major OEMs, cable companies, ISPs and distributors.

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

The Company developed a website that will serve as both a showroom and a customer information access point. The website www.voicestick.com is the cornerstone for domestic and international information retrieval, the service plans and call rates for specific countries as well as frequently asked questions. It also functions as a full e-commerce site through its ability to support provisioning, account set up, the addition of pre-paid minutes to accounts, account status and account inquiry.

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

Intellectual Property

The Company has patents pending which include technology for a Telephony Protocol Engine, (“TPE”), which includes, but is not limited to technology involving Audio Compression Enhancement, (“ACE”) and various methods of originating VoIP communications. Additionally, there are 9 patents pending, including over 80 claims, two registered trademarks and two trademarks pending which exist by the Company which are believed to offer substantial future value in the areas of cellular bridging and for the “VoiceStick™”, the first portable VoIP phone amongst others. It is further believed that this IP offers substantial commercial revenue potential as well as additional revenue potential through royalties and licenses.

Government Regulation

On Monday, November 7, 2005 the Federal Communications Commission (“FCC”) (www.fcc.gov) Enforcement Bureau issued further revisions to E911 compliance requirements for interconnected VoIP service providers. In the latest policy, VoIP companies will be expected to stop marketing their service and accepting new customers in service areas that aren’t equipped to do E911 call routing, even if subscribers would be able to get “basic” 911 service. The FCC document states “Although we do not require providers that have not achieved full 911 compliance by November 28, 2005, to discontinue the provision of interconnected VoIP service to any existing customers, we do expect that such providers will discontinue marketing VoIP service, and accepting new customers for their service, in all areas where they are not transmitting 911 calls to the appropriate PSAP in full compliance with the Commission’s rules.”

As of March 31, 2006, the Company has available to all of its Residential and Mobile Professional (“VoiceStick™”) customers access to emergency services with VoIP E911 functionality through over 1700 Public Safety Answering Points, (“PSAPs”) across the U.S. Additionally, i2Telecom expects to add 1000 additional PSAPs over the next 120 days.

The VoIP E911 implementation will deliver critical caller information to emergency personnel and will insure that emergency operators receive the same level of emergency response information that traditional wireline services provide. E911 Mobility Service is an E911 solution for VoIP that supports mobile and nomadic users, remote users, static users, and users with numbers foreign to the local rate center.

With this service, VoIP 911 calls can be routed within the existing 911 network, delivering user-provided registered location information and Automatic Number Information (“ANI”) on dedicated 9-1-1 trunks to the appropriate PSAP.

Other government regulations and taxes may be imposed from time to time which may negatively impact the Company’s operations and ability to perform within certain guidelines. The Company intends to comply as necessary and within its capabilities.

Research and Development

The Company estimates that its employees have spent in excess of 25,000 hours per year over each of the last two years in efforts related to research and development. The Company estimates these efforts represented approximately twenty percent of the total overhead expenses incurred during the period.

Environmental Regulations

The Company does not have any environmental regulations to consider.

Manufacturing

The Company outsources the manufacturing of its IAD products through third parties mostly located in China. i2 Delaware believes that is has negotiated a very favorable, low cost manufacturing contracts that leverages purchasing power and global scale. The Company has also identified alternative sources of production. For the VoiceStick™, the Company procures the flash memory USB stick from commercial vendors then programs the devices with its proprietary and licensed 3rd party software. The units are assembled and programmed in the U.S.

Employees

As of March 15, 2006, the Company had 12 employees, of whom 10 are located at its headquarters in Atlanta, Georgia, and 2 are located at its engineering facility in Redwood City, California. All of such employees provide services in connection with the operations of the Company’s subsidiary, i2 Delaware.

Risk Factors

The Company is subject to various risks that may material harm its business, financial condition and results of operations. An investor should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase the Company’s common stock. If any of these risks or uncertainties actually occurs, the Company’s business, financial condition or operating results could be materially harmed. In that case, the trading price of the Company’s common stock could decline and an investor could lose all or part of his or her investment.

The Company has a history of losses and negative cash flows from operations and may not be profitable in the future.

The Company has incurred significant net losses, including net losses of $8.0 million for the year ended December 31, 2005 and $21.7 million for the period from inception until December 31, 2005. The Company has an accumulated deficit at December 31, 2005 of approximately $21.7 million. The ability of the Company to generate positive cash flows from operations and net income is dependent, among other things, on market conditions, the recovery of recorded assets, cost control, identifying and securing additional revenue sources, and the Company’s ability to raise capital under acceptable terms. The financial statements included elsewhere in this report do not include any adjustments that might result from the outcome of these uncertainties. Furthermore, developing and expanding the Company’s business will require significant additional capital and other expenditures. Accordingly, if the Company is not able to increase its revenue, then it may never generate sufficient revenues to achieve or sustain profitability.

The price of the Common Stock has been volatile.

The stock market in general, and the market for technology companies in particular, has recently experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2002 to December 31, 2005, the per share closing price of the Common Stock on the Over-the-Counter Bulletin Board fluctuated from a high of $3.35 to a low of $0.06. The Company believes that the volatility of the price of the Common Stock does not solely relate to the Company’s performance and is broadly consistent with volatility experienced in the Company’s industry. Fluctuations may result from, among other reasons, responses to operating results, announcements by competitors, regulatory changes, economic changes, market valuation of technology firms and general market conditions.

In addition, in order to respond to competitive developments, the Company may from time to time make pricing, service or marketing decisions that could harm its business. Also, the Company’s operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In either case, the trading price of the Common Stock would likely decline.

The trading price of the Common Stock could continue to be subject to wide fluctuations in response to these or other factors, many of which are beyond the Company’s control. If the market price of the Common Stock decreases, then shareholders may not be able to sell their shares of Common Stock at a profit.

Our common shares are thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our common shares are sporadically or “thinly-traded” on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly-traded public float and limited operating history. The price at which you purchase our common shares may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, lack of capital to execute our business plan, and uncertainty of future market acceptance for our restaurant concept. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results, market acceptance of our restaurant concept, government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures, our capital commitments, and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect, if any, that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Volatility in our common share price may subject us to securities litigation.

As discussed in the preceding risk factor, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources. The application of the “penny stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell the common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

The Company may not be able to successfully manage its growth.

The Company’s liability to manage its growth will require that the Company continue to improve its operational, financial and management information systems, and to motivate and effectively manage its employees. If the Company’s management is unable to manage such growth effectively, then the quality of the Company’s services, its ability to retain key personnel and its business, financial condition and results of operations could be materially adversely affected.

The Company may be unable to fund future growth.

The Company’s business strategy calls for the Company to grow and expand its business both internally and otherwise. Significant funds will be required to implement this strategy, funding for additional personnel, capital expenditures and other expenses, as well as for working capital purposes. Financing may not be available to the Company on favorable terms or at all. If adequate funds are not available on acceptable terms, then the Company may not be able to meet its business objectives for expansion. This, in turn, could harm the Company’s business, results of operations and financial condition. In addition, if the Company raises additional funds through the issuance of equity or convertible debt securities, then the percentage ownership of the Company’s shareholders will be reduced, and any new securities could have rights, preferences and privileges senior to those of the Common Stock. Furthermore, if the Company raises capital or acquires businesses by incurring indebtedness, then the Company will become subject to the risks associated with indebtedness, including interest rate fluctuations and any financial or other covenants that the Company’s lender may require.

The Company’s executive officers have been employed by the Company for a relatively short period of time.

The Company’s management team consists of a number of executive officers who have been employed by the Company for less than two years. There can be no assurance that they will function successfully as a management team to implement the Company’s strategy. If they are unable to do so, then the Company’s business, financial condition and results of operations could be materially adversely affected.

The Company’s performance could be affected if it is unable to attract and retain qualified personnel.

The Company’s performance is substantially dependent on the services of current management as well as on the Company’s ability to recruit, retain and motivate its other officers and key employees. The Company’s success also depends on its ability to attract and retain additional qualified employees. Competition for qualified personnel is intense and there is a limited number of persons with knowledge of and experience in the Internet. There can be no assurance that the Company will be able to attract and retain key personnel, and the failure to do so could hinder the Company’s ability to implement its business strategy and harm its business.

The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled management, engineering, consulting, sales, marketing and finance personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers, consulting and sales personnel, could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company is exposed to the general condition of the telecommunications market.

The Company’s business is subject to global economic conditions, and in particular, market conditions in the telecommunications industry. The Company’s operations could be adversely affected if declines in capital spending from telecommunications service providers continue. If global economic conditions worsen, or if the prolonged slowdown in the telecommunications industry continues, then the Company may experience adverse operating results.

The Company must be able to adapt to rapidly changing technology.

The Company’s market is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. As a result of the complexities inherent in today’s computing environments, the Company faces significant challenges in remaining abreast of such changes and product introductions. If the Company cannot keep pace with these changes, it will not be able to meet its clients’ increasingly sophisticated needs and its services will become less competitive. The Company’s future success will depend on its ability to: keep pace with continuing changes in industry standards, information technology, and client preferences; respond effectively to these changes; and develop new services or enhance its existing services. The Company may be unable to develop and introduce new services or enhancements to existing services in a timely manner or in response to changing market conditions or client requirements.

The Company’s business depends upon the acceptance of the Internet as a medium for commerce.

Use of the Internet by consumers for use in VoIP communications is at an early stage of development, and market acceptance of the Internet as a medium for commerce is subject to a high level of uncertainty. The Company’s future success will depend on its ability to significantly increase revenues, which will require the development and widespread acceptance of the Internet as a medium for commerce. There can be no assurance that the Internet will be a successful retailing channel. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, such as reliable network backbones, or complementary services, such as high-speed modems and security procedures for financial transactions. The viability of the Internet may prove uncertain due to delays in the development and adoption of new standards and protocols to handle increased levels of Internet activity or due to increased government regulation. If use of the Internet does not continue to grow, or if the necessary Internet infrastructure or complementary services are not developed, the Company’s business, results of operations, and financial condition could be materially adversely affected.

The Company faces security risks.

A party who is able to circumvent the Company’s security measures could misappropriate proprietary information or cause interruptions in the Company’s VoIP operations. The Company may be required to expend significant capital and resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Consumer concern over Internet security has been, and could continue to be, a barrier to commercial activities requiring consumers to send their credit card information over the Internet. Computer viruses, break-ins, or other security problems could lead to misappropriation of proprietary information and interruptions, delays, or cessation in service to the Company’s customers. Moreover, until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet as a merchandising medium.

The Company’s ability to do business depends, in part, on the Company’s ability to license certain technology from third parties.

The Company relies on certain technology licensed from third parties, and there can be no assurance that these third party technology licenses will be available to the Company on acceptable commercial terms or at all. If the Company cannot license the technology it needs on acceptable commercial terms, then its business, financial condition and results of operations will be materially and adversely affected.

The Company’s need to invest in research and development could harm the Company’s operating results.

The Company’s industry is characterized by the need for continued investment in research and development. If the Company fails to invest sufficiently in research and development, then the Company’s products could become less attractive to potential customers, which could have a material adverse effect on the Company’s results of operations and financial condition. As a result of the Company’s need to maintain or increase its spending levels in this area, the Company’s operating results could be materially harmed if the Company’s net sales fall below expectations. In addition, as a result of the need for research and development and technological innovation, the Company’s operating costs may increase in the future.

Intellectual property infringement claims against the Company, even without merit, could require the Company to enter into costly licenses or deprive the Company of the technology it needs.

The Company’s industry is technology intensive. As the number of competitors in the Company’s target markets increases and the functionality of the products produced by such competitors further overlaps, third parties may claim that the technology the Company develops or licenses infringes their proprietary rights.

Any claims against the Company or any of its subsidiaries may affect the Company’s business, results of operations and financial conditions. Any infringement claims, even those without merit, could require the Company to pay damages or settlement amounts or could require the Company to develop non-infringing technology or enter into costly royalty or licensing agreements to avoid service implementation delays. Any litigation or potential litigation could result in product delays, increased costs or both. In addition, the cost of litigation and the resulting distraction of the Company’s management resources could have a material adverse effect on the Company’s results of operations and financial condition. If successful, a claim of product infringement could deprive the Company of the technology it needs altogether.

Failure to protect the Company’s intellectual property rights could have a material adverse effect on the Company’s business.

The Company relies on copyright, trade secret and patent laws to protect its content and proprietary technologies and information. Additionally, the Company has taken steps it believes will be adequate to establish, protect and enforce its intellectual property rights. There can be no assurance that such laws and steps will provide sufficient protection to the Company. Despite the Company’s efforts to protect the Company’s proprietary rights, unauthorized parties may attempt to copy or otherwise obtain rights to use the Company’s products or technologies.

The Company has pending several patent applications related to embedded software technology. There can be no assurance that these patents will be issued. Even if these patents are issued, the limited legal protection afforded by patent, trademark, trade secret and copyright laws may not be sufficient to protect the Company’s proprietary rights to the intellectual property covered by these patents.

Furthermore, the laws of many foreign countries in which the Company does business do not protect intellectual property rights to the same extent or in the same manner as do the laws of the United States. Although the Company has implemented and will continue to implement protective measures in those countries, these efforts may also not be successful. Additionally, even if the Company’s domestic and international efforts are successful, the Company’s competitors may independently develop non-infringing technologies that are substantially similar or superior to the Company’s technologies.

If the Company’s products contain defects, then the Company’s sales are likely to suffer, and the Company may be exposed to legal claims.

The Company’s business strategy calls for the development of new products and product enhancements which may from time to time contain defects or result in failures that the Company did not detect or anticipate when introducing such products or enhancements to the market. In addition, the markets in which the Company’s products are used are characterized by a wide variety of standard and non-standard configurations and by errors, failures and bugs in third-party platforms that can impede proper operation of the Company’s products. Despite product testing by the Company, defects may still be discovered in some new products or enhancements after the products or enhancements are delivered to customers. The occurrence of these defects could result in product returns, adverse publicity, loss of or delays in market acceptance of the Company’s products, delays or cessation of service to the Company’s customers or legal claims by customers against the Company.

To the extent that contractual provisions that limit the Company’s exposure to legal claims are unenforceable or such claims are not covered by insurance, a successful products liability claim could have a material adverse effect on the Company’s business, results of operations and financial condition.

Sales to customers based outside the United States have recently accounted for a significant portion of the Company’s revenues, which exposes the Company to risks inherent in international operations.

International sales represented approximately 30% of the Company’s revenues for the year ended December 31, 2005. Furthermore, the Company expects sales to international markets to increase as a percentage of revenues in the future. International sales are subject to a number of risks, including changes in foreign government regulations, laws, and communications standards; export license requirements; currency fluctuations, tariffs and taxes; other trade barriers; difficulty in collecting accounts receivable; longer accounts receivable collection cycles; difficulty in managing across disparate geographic areas; difficulties in hiring qualified local personnel; difficulties associated with enforcing agreements and collecting receivables through foreign legal systems; expenses associated with localizing products for foreign markets; and political and economic instability, including disruptions of cash flow and normal business operations that may result from terrorist attacks or armed conflict.

If the relative value of the U.S. dollar in comparison to the currency of the Company’s foreign customers should increase, then the resulting effective price increase of the Company’s products to these foreign customers could result in decreased sales. In addition, to the extent that general economic downturns impact the Company’s customers, the ability of these customers to purchase the Company’s products could be adversely affected. Payment cycles for international customers are typically longer than those for customers in the United States. The foreign markets for the Company’s products may develop more slowly than currently anticipated.

The Company’s business may become subject to governmental regulation.

The Company is not currently subject to direct federal, state, or local regulation, and laws or regulations applicable to access to or commerce on the Internet, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet and other VoIP services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other VoIP services covering issues such as user privacy, “indecent” materials, freedom of expression, pricing content and quality of products and services, taxation, advertising, intellectual property rights and information security. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use, which in turn could decrease the demand for the Company’s products and services or increase the cost of doing business or in some other manner have a material adverse effect on the Company’s business, results of operations, and financial condition.

The Company may become subject to litigation.

The Company may be subject to claims involving how the Company conducts its business or the market for or issuance of the Common Stock or other securities. Any such claims against the Company may affect its business, results of operations and financial conditions. Such claims, including those without merit, could require the Company to pay damages or settlement amounts and would require a substantial amount of time and attention from the Company’s senior management as well as considerable legal expenses. Although the Company does not anticipate that its activities would warrant such claims, there can be no assurances that such claims will not be made.

The Company depends on third-party vendors for key Internet operations.

The Company relies on its relationships with third party vendors of Internet development tools and technologies. There can be no assurance that the necessary cooperation from third parties will be available on acceptable commercial terms or at all. If the Company is unable to develop and maintain satisfactory relationships with such third parties on acceptable commercial terms, or if the Company’s competitors are better able to leverage such relationships, then the Company’s business, results of operations and financial condition will be materially adversely affected.

The Company may not be able to successfully compete with current or future competitors.

The market for VoIP services providers and business solutions providers is new, highly competitive, and rapidly changing. Since the Internet’s commercialization in the early 1990’s, the number of websites on the Internet competing for the attention and spending of businesses has proliferated. With no substantial barriers to entry, the Company expects that competition will continue to intensify. With respect to competing for business’ attention, in addition to intense competition from VoIP services providers, the Company also faces competition from traditional telco systems consultants and providers. Many of the Company’s current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger existing customer bases than the Company. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion, and sale of their products or services than the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors. If the Company can not do so, then its business, financial condition and results of operations will be materially and adversely affected.

The Company has a short operating history.

The Company began providing low-cost telecommunication services employing next-generation VoIP technology when it acquired i2 Delaware in the Merger in February 2004. i2 Telecom began its operations in January 2003. Therefore, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. Consequently, the Company’s operations are subject to all of the risks inherent in a development-stage business enterprise, and the Company’s prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving markets in which the Company operates and acceptance of the Company’s business model, products and services. The likelihood of the Company’s success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a new business and the competitive environment in which we operate.

We may not be able to obtain additional financing.

In order to develop and expand the Company’s operations and increase revenues, additional financing will be required, which additional financing may not be available to the Company on commercially reasonable terms, if at all. There is no assurance that the Company will be successful in raising additional capital or that the proceeds of any future financings will be sufficient to meet the Company’s future capital needs. We may need to seek additional financing sooner than we anticipate as a result of any of the following factors:

•	changes in operating plans;

•	acceleration of the Company’s business development plans;

•	lower than anticipated sales;

•	increased costs of business development;

•	increased operating costs; or

•	potential acquisitions.

We may not be able to comply with certain regulatory actions.

On Monday, November 7, 2005 the Federal Communications Commission (FCC) (www.fcc.gov) Enforcement Bureau issued further revisions to E911 compliance requirements for interconnected VoIP service providers.

In the latest policy, VoIP providers won’t be forced to cut off subscribers who don’t receive E911 services by November 28, 2005. However, VoIP companies will be expected to stop marketing their service and accepting new customers in service areas that aren’t equipped to do E911 call routing, even if subscribers would be able to get “basic” 911 service. The FCC document states “Although we do not require providers that have not achieved full 911 compliance by November 28, 2005, to discontinue the provision of interconnected VoIP service to any existing customers, we do expect that such providers will discontinue marketing VoIP service, and accepting new customers for their service, in all areas where they are not transmitting 911 calls to the appropriate PSAP in full compliance with the Commission’s rules.” The Company has been working to implement such E911 services and has various agreements in place to fulfill the requirements.

As of March 31, 2006, the Company completed its certification process and has available to all of its Residential and Mobile Professional (“VoiceStick™”) customers access to emergency services with VoIP E911 functionality through over 1700 Public Safety Answering Points, (“PSAPs”) across the U.S. Additionally, i2Telecom expects to add 1000 additional PSAPs over the next 120 days.

The VoIP E911 implementation will deliver critical caller information to emergency personnel and will insure that emergency operators receive the same level of emergency response information that traditional wireline services provide. E911 Mobility Service is an E911 solution for VoIP that supports mobile and nomadic users, remote users, static users, and users with numbers foreign to the local rate center. With this service, VoIP 911 calls can be routed within the existing 911 network, delivering user-provided registered location information and Automatic Number Information (“ANI”) on dedicated 9-1-1 trunks to the appropriate PSAP.

Other government regulations and taxes may be imposed from time to time which may negatively impact the Company’s operations and ability to perform within certain guidelines. The Company intends to comply as necessary and within its capabilities.

Item 2. Description of Property

The Company leases approximately 6,100 square feet in Atlanta, Georgia for its corporate operations, 100 square feet in downtown Atlanta for its Network Operation Center and approximately 3,500 square feet in Redwood City, California for its engineering center at a monthly rent of $9,092, $5,837 and $5,202, respectively. The Company is obligated under these leases until they terminate in 2007, 2006 and 2006, respectively. The addresses for these locations are: 1200 Abernathy Road, Suite 1800, Atlanta, Georgia 30328; 56 Marietta Street, Atlanta, Georgia, 30303, and 400 Seaport Court, Redwood City, California 94063.

As of December 31, 2005, the Company’s future minimum lease obligations under the Company’s operating leases are as follows:

December 31, 2006	$119,426
December 31, 2007	$37,891
December 31, 2008	$-0-
December 31, 2009	$-0-
December 31, 2010	-0-

$157,317

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

On December 22, 2003, Darius Mostowfi, Teng Lew Lim, Fung Chee Lim and Teng Howe Lim, former stockholders of SuperCaller, filed a lawsuit against i2 Delaware in the United States District Court for the Northern District of California, San Francisco Division. The plaintiffs alleged that i2 Delaware and certain of its affiliates and representatives deceived the plaintiffs into selling SuperCaller to i2 Delaware, among other things..

On March 27, 2006, all federal claims against i2Telecom and related parties in the United States District Court in San Francisco were “dismissed with prejudice” by Judge Vaughn Walker. The claimants had asserted that they had ownership of certain core Intellectual Property of i2Telecom. In addition, the court declined to exercise supplemental jurisdiction over the remaining state law claims which were all “dismissed” as well. Therefore, no loss or liability has been recorded in the Company’s financial statements.

On February 24, 2005, the Company entered into a Settlement Agreement with the Company’s former President Anthony F. Zalenski (the “Settlement Agreement”) pursuant to which the Company paid Mr. Zalenski the sum of $110,000 and to Mr. Zalenski’s legal counsel the sum of $20,000 in exchange for the settlement of all claims against the Company set forth in that certain Statement of Claim dated November 30, 2004 filed by Mr. Zalenski with the American Arbitration Association (the “Statement of Claim”).

In August 2005, the Company reached an agreement to settle an employment dispute with the Company’s former Vice President of Operations, Terry Palmeter for $145,000. To date, $20,000 has been paid to Mr. Palmeter and he has filed an action in the Tenth Judicial Circuit Court for Hillsborough County, State of Florida, Civil Division, (the “Court”) to be paid the remaining balance. The Company is presently working through the Court to develop a payment schedule to retire this obligation.

In December 2005, Colorgraphic Communication Corp., (“Colorgraphic”) filed a complaint in the Superior Court of Fulton County to which $200,000 was due from the Company. To date, the Company has paid Colorgraphic $20,000 and has a settlement agreement in place with Colorgraphic to retire this obligation over the next several months.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company’s management currently believes that resolution of such matters will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of fiscal 2005 to a vote of security holders.

Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market for Common Equity

Effective March 5, 2004, the Common Stock trading symbol was changed to “ITUI” as a reflection of the Company’s name change. Prior to the Merger and prior to the name change that occurred on March 5, 2004, the Common Stock traded under the symbol “DIDA”. This had been the Company’s symbol since its initial public offering in May, 1998. The Common Stock is reported on the OTC Electronic Bulletin Board. The following table sets forth the range of reported closing bid prices of the Company’s common stock during the periods indicated. Such quotations reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Trading in the Company’s common stock has generally been limited and sporadic, and should not be deemed to constitute an “established trading market”.

	High	Low
2003
1st Quarter	$0.15	$0.06
2nd Quarter	0.15	0.06
3rd Quarter	0.11	0.05
4th Quarter	0.16	0.06

2004
1st Quarter	$2.30	$0.10
2nd Quarter	3.35	1.20
3rd Quarter	1.70	0.48
4th Quarter	0.90	0.54

2005
1st Quarter	$1.04	$0.67
2nd Quarter	.61	.29
3rd Quarter	.44	.29
4th Quarter	0.32	0.06

The above prices represent inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

As of March 15, 2006, the Company had approximately 1,200 shareholders of record. The Company’s transfer agent is Continental Stock Transfer and Trust Company located at 17 Battery Place, New York, New York, 10004, (212)509-4000.

The Company has never paid cash dividends on its Common Stock, and currently intends to retain earnings, if any, for use in the operation of its business and therefore does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information regarding equity compensation plans under which the Common Stock is authorized for issuance as of December 31, 2005.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders: (1)	2,270,631		$.50		7,729,369
Equity compensation plans not approved by security holders:	4,351,689	(2)(3)	$.45	(2)(3)	-0-

Total	6,622,320		$.47		7,729,369

(1)	Represents options granted pursuant to the Company’s 2004 Stock Incentive Plan.
(2)	Does not include (i) options and warrants to purchase 21,162,282 shares of Common Stock with a weighted average exercise price of $.42 per share, which were originally granted as options to purchase shares of i2 Delaware’s common stock pursuant to the i2 Delaware Stock Option Plan, which were assumed by the Company in connection with the Company’s acquisition of i2 Delaware or issuances of options and warrants in connection with various financings. The Company has not made, and will not make, any further grants under the i2 Delaware Stock Option Plan.
(3)	Includes options and warrants to purchase Common Stock granted under plans not approved by the Company’s shareholders. The material features of such plans are set forth below.

From June 2002 to February 2004, the Company granted two current employees, two current directors and two former directors options to purchase an aggregate of 4,351,689 shares of Common Stock at exercise prices having a weighted average price of $0.4515 per share that have since all vested. These options are all considered non-qualified since the merger with Digital Date Networks on February 28, 2004.

As part of a debt settlement from time to time the Company may negotiate to pay its debt through a combination of stock option or shares of common stock.

The following individuals have been issued options from the Company’s 2004 Incentive Stock Option Plan in lieu of payment for services rendered during the calendar fiscal year 2005:

Entity or Individual	Amount	Date of Settlement	# Options	Exercise $
Jackson Houk	$140,000	6/21/05	400,000	$0.01
R. Jerry Falkner	$36,837	7/7/05	78,536	$0.01
James Rose	$45,000	7/7/05	85,714	$0.01
James Rose	$84,000	7/7/05	168,000	$0.01

TOTALS	$305,837		732,250

The following individuals have been issued options from the Company’s 2004 Incentive Stock Option Plan in lieu of payment for services rendered during the calendar fiscal year 2006 through March 17, 2006:

Entity or Individual	Amount	Date of Settlement	# Options	Exercise $
R. Jerry Falkner	$17,040	1/12/06	170,040	$0.01
Phillip Rapp, Jr.	$30,000	1/28/06	300,000	$0.01
David Hess	$3,750	2/6/06	37,500	$0.01
David Hess	$12,000	2/6/06	120,000	$0.01
Michael Callahan	$18,000	2/6/06	180,000	$0.01
George Munoz	$50,000	2/13/06	550,000	$0.01

TOTALS	$130,790		1,357,540

The following entities or individuals have been issued shares in lieu of payment for services rendered during the calendar fiscal year 2006 through March 17, 2006:

Entity or Individual	Amount	Date of Settlement	# Shares
Richardson & Patel, LLP	$48,488	1/31/06	484,881
KBK Ventures, Inc.*	$210,000	2/22/06	3,000,000
3CD Consulting, LLC*	$210,000	2/22/06	3,000,000

TOTALS	$468,488		6,484,881

*	Denotes six month service contract

None of the payments made by the Company in the transactions above were in connection with any fund raising activity.

Sales of Unregistered Securities

In January 2005, the Company issued to five new employees in connection with their acceptance of employment options to purchase an aggregate of 217,500 shares of Common Stock at exercise prices ranging from $0.80 to $1.00 per share, with each option vesting over a three-year period with a three-year expiration period, and subsequent to the issuance 76,000 have expired. The options were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2). The Company based such reliance upon factual representations by the recipients of the options to the Company regarding their investment interest and sophistication, among other things. The 2004 Stock Incentive Plan from which the option was issued was subsequently registered on a Form S-8 registration statement.

Also in January 2005, the Company issued to Louis Libin in connection with his appointment as a director of the Company an option to purchase 100,000 shares of Common Stock at an exercise price of $0.75 per share, vested immediately upon the date of grant are exercisable for three years and subsequent to the issuance 100,000 have been terminated. The option was issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2). The Company based such reliance upon factual representations by the recipient of the option to the Company regarding his investment interest and sophistication, among other things. The 2004 Stock Incentive Plan from which the option was issued was subsequently registered on a Form S-8 registration statement.

In February 2005, the Company issued to six new employees in connection with their acceptance of employment options to purchase an aggregate of 251,000 shares of Common Stock at exercise prices ranging from $0.78 to $1.00 per share, with each option vesting over a three-year period with a three-year expiration period, and subsequent to the issuance 176,000 have expired. The options were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2). The Company based such reliance upon factual representations by the recipients of the options to the Company regarding their investment interest and sophistication, among other things. The 2004 Stock Incentive Plan from which the option was issued was subsequently registered on a Form S-8 registration statement.

Also in February 2005, the Company issued to University Bank a three-year warrant to purchase an aggregate of 150,000 shares of Common Stock at an exercise price of $1.00 per share, vested immediately upon the date of grant. Subsequently, the exercise price of the warrants have been adjusted to $0.20 each. The warrants were issued in lieu of interest on a $200,000 loan which University Bank had made to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

In February of 2005, the Company issued to five investors 331,250 shares of Common Stock upon conversion of shares of the Company’s Series D Preferred Stock held by such investors. Inconsideration of $600,000, the Company issued to six investors an aggregate of 600 shares of Series D Preferred Stock and warrants to purchase an aggregate of 375,000 shares of Common Stock upon exercise of additional investment rights held by such investors and payment of an aggregate exercise price of $0.96 per share. The Series D Preferred Stock had an initial conversion price of $0.80 per shares, subject to customary anti-dilution adjustments, and is convertible at the option of the holder at any time. The warrants issued upon exercise of the additional investment rights have an exercise price of $0.96 per share, subject to customary anti-dilution adjustments, and are exercisable upon grant. The warrant exercise and share conversion of Common Stock underlying the Series D preferred shares have subsequently been adjusted to $0.20 each by written consent during the fourth quarter of 2005.

Also in February 2005, the Company to issued to Chris Allen a three-year warrant to purchase an aggregate of 30,000 shares of Common Stock at an exercise price of $0.01 per share, vested immediately upon the date of grant, and subsequent to the issuance 30,000 have been exercised. The warrants were issued in lieu of consulting services rendered to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

Also in February 2005, the Company to issued to Jerry Falkner a three-year warrant to purchase aggregate of 100,000 shares of Common Stock at an exercise price of $0.01 per share, vested immediately upon the date of grant, and subsequent to the issuance 100,000 have been exercised. The warrants were issued in lieu of consulting services rendered to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

Also in February 2005, Dr. Braswell exercised $150,000 in options in exchange for 332,190 shares of Common Stock at an exercise price of $.4515 per share.

In March 2005, the Company issued to a new employee in connection with their acceptance of employment options to purchase an aggregate of 23,000 shares of Common Stock at exercise price of $1.00 per share, with each option vesting over a three-year period with a three-year expiration period, and subsequent to the issuance 23,000 have expired. The options were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2). The Company based such reliance upon factual representations by the recipients of the options to the Company regarding their investment interest and sophistication, among other things. The 2004 Stock Incentive Plan from which the option was issued was subsequently registered on a Form S-8 registration statement.

In March 2005, the Company issued to a new employee in connection with their acceptance of employment options to purchase an aggregate of 600,000 shares of Common Stock at exercise price of $0.80 per share, with 100,000 vesting immediately and the remainder vesting over a three-year period with a three-year expiration period. The options were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2). The Company based such reliance upon factual representations by the recipients of the options to the Company regarding their investment interest and sophistication, among other things. The 2004 Stock Incentive Plan from which the option was issued was subsequently registered on a Form S-8 registration statement.

Also in March 2005, the Company issued to four people in connection with his appointment as a director of the Company an option to purchase 500,000 shares of Common Stock at an exercise price between $0.75 and $.80 per share, vested immediately upon the date of grant and subsequence to the issuance 425,000 have expired. The option was issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2). The Company based such reliance upon factual representations by the recipient of the option to the Company regarding his investment interest and sophistication, among other things. The 2004 Stock Incentive Plan from which the option/common stock/warrant was issued was subsequently registered on a Form S-8 registration statement.

Also in March 2005, the Company issued to six consultants three-year warrants to purchase an aggregate of 793,120 shares of Common Stock at exercise prices ranging from $0.75 to $1.00 per share in connection with consulting services provided by them to the Company. The warrants are exercisable only if the Company meets certain revenue targets within a two-year period and subsequence to the issuance 330,000 have expired. The foregoing options and warrants were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2). The Company based such reliance upon factual representations by the recipients of the options and warrant to the Company regarding their investment interest and sophistication, among other things.

Also in March 2005, the Company issued to three investors three-year warrants to purchase aggregate of 246,415 shares of Common Stock at an exercise price of $0.75 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in lieu of interest due for loans to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

Also in March 2005, Mr. Kossar exercised $100,000 in options in exchange for 221,460 shares of Common Stock at an exercise price of $.4515 per share.

Also in March 2005, Mr. Phipps exercised $195,000 in options in exchange for 431,847 shares of Common Stock at an exercise price of $.4515 per share.

In April 2005, the Company issued to two consultants three-year warrants to purchase an aggregate of 61,000 shares of Common Stock at exercise prices ranging from $0.96 to $1.00 per share in connection with consulting services provided by them to the Company. The foregoing options and warrants were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2). The Company based such reliance upon factual representations by the recipients of the options and warrant to the Company regarding their investment interest and sophistication, among other things.

Also in April 2005, the Company issued to three investors three-year warrants to purchase aggregate of 433,332 shares of Common Stock at an exercise price of $0.20 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in lieu of additional consideration for loans to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing of the Company’s next registration statement.

In May 2005, the Company issued to Mr. Phipps in connection with his appointment as a director of the Company an option to purchase 75,000 shares of Common Stock at an exercise price of $.080 per share, vested immediately upon the date of grant with a three-year expiration period and subsequent to the issuance 75,000 have terminated. The option was issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2). The Company based such reliance upon factual representations by the recipient of the option to the Company regarding his investment interest and sophistication, among other things. The 2004 Stock Incentive Plan from which the option was issued was subsequently registered on a Form S-8 registration statement.

In May 2005, the Company issued to Mr. Fultz in connection his acceptance of employment options to purchase an aggregate of 600,000 shares of Common Stock at exercise price of $.060 per share, with vesting over a three-year period with a three-year expiration period and subsequent to the issuance 600,000 have terminated. The options were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2). The Company based such reliance upon factual representations by the recipients of the options to the Company regarding their investment interest and sophistication, among other things. The 2004 Stock Incentive Plan from which the option was issued was subsequently registered on a Form S-8 registration statement.

Also in May 2005, Mr. Arena exercised $50,000 in options in exchange for 110,730 shares of Common Stock at an exercise price of $.4515 per share.

Also in May 2005, the Company issued to two investors three-year warrants to purchase aggregate of 65,104 shares of Common Stock at an exercise price of $0.40 per share which were subsequently adjusted to $0.20 each, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in lieu of additional consideration for loans to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

In June 2005, the Company issued to three investors three-year warrants to purchase aggregate of 152,084 shares of Common Stock at an exercise price of $0.40 per share which were subsequently adjusted to $0.20 each, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in lieu of additional consideration for loans to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

Also in June 2005, the Company issued to a consultant three-year warrants to purchase an aggregate of 36,000 shares of Common Stock at exercise price of $0.40 per share in connection with consulting services provided by them to the Company. The foregoing options and warrants were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2). The Company based such reliance upon factual representations by the recipients of the options and warrant to the Company regarding their investment interest and sophistication, among other things.

Also in June 2005, the Company issued to two consultants a three-year options to purchase an aggregate of 437,500 shares of Common Stock at exercise price of $0.01 per share in connection with consulting services provided by them to the Company and subsequent to the issuance 437,500 have been exercised. The foregoing options and warrants were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2). The Company based such reliance upon factual representations by the recipients of the options and warrant to the Company regarding their investment interest and sophistication, among other things. The 2004 Stock Incentive Plan from which the option was issued was subsequently registered on a Form S-8 registration statement.

On July 12, 2005, the Company issued to one corporation $800,000 of Series E Convertible Preferred shares which convert into 2,000,000 common shares at $0.40 each and warrants to purchase common shares of the Company exercisable at $.50 per share for a three year period. This effectively changed the conversion price of the Series D Convertible Preferred of which there were 4,210 shares outstanding or ($4,175,000 principal amount) convertible into common shares at $.80 per share to $.40 per share. The 3,187,500 outstanding warrants associated with the Series D Convertible Preferred shares which had an exercise price of $.96 per share have been adjusted to $.40 per share. The Series E Convertible Preferred shares and warrants were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2). The warrant exercise and share conversion of Common Stock underlying the Series E preferred shares have subsequently been adjusted to $0.20 each by written consent during the fourth quarter of 2005.

In July 2005, the Company issued 250,000 common shares in connection with the conversion of 100,000 shares of Series D Convertible Preferred outstanding.

Also in July 2005, the Company issued to two consultants a three-year options to purchase an aggregate of 332,250 shares of Common Stock at exercise price of $0.01 per share in connection with consulting services provided by them to the Company. The foregoing options and warrants were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2). The Company based such reliance upon factual representations by the recipients of the options and warrant to the Company regarding their investment interest and sophistication, among other things. The 2004 Stock Incentive Plan from which the option was issued was subsequently registered on a Form S-8 registration statement.

Also in July 2005, the Company issued to a consultant three-year warrants to purchase an aggregate of 500,000 shares of Common Stock at exercise price of $0.50 per share in connection with consulting services provided by them to the Company. The foregoing options and warrants were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2). The Company based such reliance upon factual representations by the recipients of the options and warrant to the Company regarding their investment interest and sophistication, among other things.

In August 2005, the Company issued to a new employee in connection with their acceptance of employment options to purchase an aggregate of 108,250 shares of Common Stock at exercise price of between $0.50 and $0.80 per share, with vesting over a three-year period with a three-year expiration period and subsequent to the issuance 108,250 have terminated. The options were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2). The Company based such reliance upon factual representations by the recipients of the options to the Company regarding their investment interest and sophistication, among other things. The 2004 Stock Incentive Plan from which the option was issued was subsequently registered on a Form S-8 registration statement.

Also in August 2005, the Company issued to a consultants a three-year options to purchase an aggregate of 33,333 shares of Common Stock at exercise price of $1.00 per share in connection with consulting services provided by them to the Company. The foregoing options and warrants were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2). The Company based such reliance upon factual representations by the recipients of the options and warrant to the Company regarding their investment interest and sophistication, among other things. The 2004 Stock Incentive Plan from which the option was issued was subsequently registered on a Form S-8 registration statement.

Also in August 2005, the Company issued to six investors three-year warrants to purchase aggregate of 310,000 shares of Common Stock at an exercise price of $0.01 and $0.40 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in lieu of additional consideration for loans to the Company The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

Also in August 2005, the Company issued to a consultant Scheidegg Ltd. three-year warrants to purchase an aggregate of 400,000 shares of Common Stock at exercise price of $0.40 per share in connection with consulting services provided by them to the Company and subsequent to the issuance 400,000 have terminated. The foregoing options and warrants were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2). The Company based such reliance upon factual representations by the recipients of the options and warrant to the Company regarding their investment interest and sophistication, among other things.

Also in August 2005, the Company issued to a consultant three-year warrants to purchase an aggregate of 20,000 shares of Common Stock at exercise price of $1.00 per share in connection with consulting services provided by them to the Company. The foregoing options and warrants were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2). The Company based such reliance upon factual representations by the recipients of the options and warrant to the Company regarding their investment interest and sophistication, among other things.

Also in August 2005, Dr. Braswell exercised $150,000 in options in exchange for 332,190 shares of Common Stock at an exercise price of $.4515 per share.

In September 2005, the Company issued to a consultant David Hess a three-year options to purchase an aggregate of 37,500 shares of Common Stock at exercise price of $0.01 per share in connection with consulting services provided by them to the Company and subsequence to the issuance 37,500 have been exercised. The foregoing options and warrants were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2). The Company based such reliance upon factual representations by the recipients of the options and warrant to the Company regarding their investment interest and sophistication, among other things. The 2004 Stock Incentive Plan from which the option was issued was subsequently registered on a Form S-8 registration statement.

Also in September 2005, the Company issued to Mr. McGraw in connection with his appointment as a director of the Company an option to purchase 100,000 shares of Common Stock at an exercise price of $0.50 per share, vested immediately upon the date of grant and subsequent to the issuance 100,000 have terminated. The option was issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2). The Company based such reliance upon factual representations by the recipient of the option to the Company regarding his investment interest and sophistication, among other things. The 2004 Stock Incentive Plan from which the option was issued was subsequently registered on a Form S-8 registration statement.

Also in September 2005, the Company issued to investors three-year warrants to purchase aggregate of 25,000 shares of Common Stock at an exercise price of $0.35 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in lieu of additional consideration for loans to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

Also in September 2005, the Company issued to a new employee John Wilson in connection with their acceptance of employment options to purchase an aggregate of 500,000 shares of Common Stock at exercise price of $0.40 per share, with vesting over a three-year period with a seven-year expiration period and subsequent to the issuance 500,000 have been terminated. The options were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2). The Company based such reliance upon factual representations by the recipients of the options to the Company regarding their investment interest and sophistication, among other things The 2004 Stock Incentive Plan from which the option was issued was subsequently registered on a Form S-8 registration statement.

Also in September 2005, the Company issued to consultant Eaton Partners a three-year warrants to purchase an aggregate of 250,000 shares of Common Stock at exercise price of $0.40 per share in connection with consulting services provided by them to the Company. The foregoing options and warrants were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2). The Company based such reliance upon factual representations by the recipients of the options and warrant to the Company regarding their investment interest and sophistication, among other things.

On September 12, 2005, the Company entered into an agreement for a $1,200,000 Secured Loan Facility with a trust and two individuals. The terms of the agreement call for a repayment of the loan on January 31, 2005 with a 10% annual percentage rate of interest and the issuance of 1,200,000 warrants exercisable at $0.50 each for a period of three years, which have subsequently been adjusted to $00.20 each. This effectively changed the conversion price of the Series E Convertible Preferred holders warrants of which there were 1,000,000 outstanding and exercisable at $0.60 per share to $0.50 per share. The warrants were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2).

Also in September 2005, the Company issued to six investors three-year warrants to purchase aggregate of 1,157,500 shares of Common Stock at an exercise price of between $0.40 and $0.50 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in lieu of additional consideration for loans to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

Also in September 2005, the Company issued to consultant Communication Equity a three-year warrants to purchase an aggregate of 300,000 shares of Common Stock at exercise price of $0.40 per share in connection with consulting services provided by them to the Company. The foregoing options and warrants were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2). The Company based such reliance upon factual representations by the recipients of the options and warrant to the Company regarding their investment interest and sophistication, among other things.

In October 2005, the Company issued to employee in connection with their employment performance vested options to purchase an aggregate of 119,503 shares of Common Stock at exercise price of $0.35 per share with a 36 month expiration period and subsequent to the issuance 10,500 have terminated. The options were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2). The Company based such reliance upon factual representations by the recipients of the options to the Company regarding their investment interest and sophistication, among other things. The 2004 Stock Incentive Plan from which the option was issued was subsequently registered on a Form S-8 registration statement.

Also in October 2005, the Company issued to consultant Wyndham Financial a three-year warrants to purchase an aggregate of 1,000,000 shares of Common Stock at exercise price of $0.40 per share with vesting over a 36-month period in connection with consulting services provided by them to the Company and subsequent to the issuance 1,000,000 have terminated. The foregoing options and warrants were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2). The Company based such reliance upon factual representations by the recipients of the options and warrant to the Company regarding their investment interest and sophistication, among other things.

Also in October 2005, the Company issued to a five consultants three-year options to purchase an aggregate of 2,900,000 shares of Common Stock at exercise price of between $0.01 and $0.05 per share in connection with consulting services provided by them to the Company and subsequent to the issuance 2,900,000 have terminated. The foregoing options and warrants were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2). The Company based such reliance upon factual representations by the recipients of the options and warrant to the Company regarding their investment interest and sophistication, among other things. The 2004 Stock Incentive Plan from which the option was issued was subsequently registered on a Form S-8 registration statement.

In November 2005, the Company issued to five investors three-year warrants to purchase aggregate of 697,500 shares of Common Stock at an exercise price of between $0.20 and $0.40 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in lieu of additional consideration for loans to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

In December 2005, the Company issued to investor three-year warrants to purchase aggregate of 100,000 shares of Common Stock at an exercise price of $0.20 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in lieu of additional consideration for loans to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

Also in December 2005, the Company issued to investor Cornell Capital Partners Common Stock totaling 26,987,667 shares of to be used as a pledge collateral against a Convertible Debenture in the amount of $600,000. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

Also in January 2006, five investors were issued 7,590,000 warrants exercisable at $0.07 to $0.10 each as part of loans made to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

Also in February 2006, the Company issued to a consultant three-year warrants to purchase aggregate of 200,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in connection with consulting services provided by them to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

Also in February 2006, the Company issued to two consultants an aggregate of 6,000,000 shares of Common Stock in lieu of $480,000 in consulting fees due over a six month period, The shares were issued in connection with consulting services provided by them to the Company. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

Also in February 2006, the Company issued to Troon and Mssrs. McGraw and Glazov three-year warrants to purchase aggregate of 1,200,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in lieu of additional consideration for a loan extension to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

Also in February 2006, the Company issued to Mr. Phillip Rapp three-year warrants to purchase aggregate of 200,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in lieu of additional consideration for a $200,000 loan to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

Also in March 2006, the Company issued to three investors three-year warrants to purchase aggregate of 140,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in lieu of additional consideration for loans to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

Also in March 2006, the Company issued to Mr. Phillip Rapp three-year warrants to purchase aggregate of 100,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in lieu of additional consideration for a $100,000 loan to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

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

As a result of the Merger and the Asset Sale, all of the operations of the Company now consist of the operations of its wholly-owned subsidiary, i2 Delaware. i2 Delaware is a low-cost telecommunications service provider employing next-generation VoIP technology with operations based in Atlanta, Georgia and Redwood City, California. i2 Delaware controls its own proprietary technology and outsources its production and service functions with strategic partners. i2 Delaware provides micro gateway adapters (VoiceStick™ and InternetTalker® ), VoIP long distance and other enhanced communication services to subscribers. i2 Delaware’s proprietary technology platform is built to the Session Initiation Protocol standard. i2 Delaware’s revenue model is multi-faceted and includes prepaid revenue from the sale of its InternetTalker® integrated access device, recurring monthly subscriptions, call minute terminations, and original VoiceStick™ and equipment manufacturer royalties.

The audited financial statements for i2 Delaware as of and for the period ended December 31, 2005 are included elsewhere in this Annual Report.

Results of Operations

2005 Compared to 2004

The Company’s revenues decreased from $547,656 to $485,485 during the year ended December 31, 2005, as compared to the prior year.

Cost of Goods Sold increased from $565,225 in 2004 to $1,231,389 in 2005. This increase is attributable to a write down in inventory for 2005.

Gross Loss for the year ended December 31, 2005 was $745,904 compared to $17,569 at December 31, 2004. The increase in our loss due to an increase in G&A expense combined with the write off of obsolete inventory.

Total operating expenses increased from $6,455,923 to $7,261,844 in 2005 as compared to 2004 as the Company continued to develop its business model by adding additional network capacity and increasing the number of employees in network operations and sales and marketing. For example, the Company’s SG&A expenses increased from $3.3 million in 2004 from $2.1 million in 2003. This increase is part of the Company’s continued focus on expanding its market and educating the consumer on the Company’s products.

The Company’s operating loss from continuing operations was $8,027,647 for 2005 as compared to $6,473,468 in 2004. The increased loss was driven by an increase in operating expenses and inventory write offs as described above.

Changes in the Company’s other expenses are as follows:

	For the year ended December 31,		Percentage Change
	2005	2004
Interest Income	4,008	3,044	31.66%
Interest & Dividend (Expense)	(79,750)	(30,070)	-265.21%
Gain on Forbearance of Debt	350,960	27,643	N/A
Loss on Disposal of Assets	-0-	(593)	N/A

Total Other Income (Expenses)	275,218	24	N/M

Series D & E Preferred Stock Dividends Accrued	(400,237)	(43,983)	N/M

Interest expense increased due to the addition of notes payable during 2005.

Financial Condition, Liquidity and Capital Resources

For the years ended 2005 and 2004, the Company’s net cash used in operating activities for 2005 was $4,282,626 as compared to $5,886,805 used in operating activities during 2004. The decrease in cash used in operating activities resulted from an increase in accounts payable of approximately $2,610,000. Net cash used in investing activities in 2005 was $331,924 as compared to $703,989 in 2004. The decrease in net cash used in investing activities was due to less equipment purchases of approximately $384,000. Net cash provided by financing activities was $4,552,626 in 2005 and $6,150,500 in 2004. The decrease in cash provided by financing activities was due to a reduction in the amount financed in stock and notes payable of approximately $1,790,000 and an increase in dividends paid of $105,000 in 2005 as compared with 2004.

Proceeds from exercise of stock options and warrants provided cash of $646,000 in 2005 as compared to $210,246 in 2004, including $100,000 of notes payable converted to Common Stock.

The Company has no current commitments or obligations for future capital expenditures. A summary of the Company’s debt and lease obligations at December 31, 2005 are as follows:

	Obligations payable in
	Less than 1 year	1 to 3 years	Total
Debt	$2,880,625	$-0-	$2,880,625
Leases	119,426	37,891	206,889

	$3,000,250	$37,891	$3,087,514

The Company has experienced net losses and negative cash flows from operations and has an accumulated deficit at December 31, 2005 of approximately $21.7 million. The ability of the Company to generate positive cash flows from operations and net income is dependent, among other things, on market conditions, the recovery of recorded assets, cost control, identifying and securing additional revenue sources, and the Company’s ability to raise capital under acceptable terms. As noted in an explanatory paragraph in the Report of Independent Certified Public Accountants on the Company’s consolidated financial statements, these conditions raised substantial doubt about the Company’s ability to continue as a going concern.

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

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statement have not yet been issued. The Company adopted SFAS 123R on January 1, 2005.

In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions – FSP FAS 109-1 Application of FASB Statement 109 “Accounting for Income Taxes” to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004, and FSB FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

In March 2005, the SEC released Staff Accounting Bulletin No 107, “Share Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment regulations. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of the next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact of SAB 107 will have on our financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its financial position of results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company’s overall results of operation of financial position.

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments. (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125. SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of SFAS No. 155 will have on its financial statements, if any.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Based on their most recent evaluation, which was completed as of the end of the period covered by this annual report on Form 10-KSB, the Company’s Chief Executive Officer, who is also the Principal Financial Officer believes the Company’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During the last fiscal quarter to which this report relates, there were no changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to deficiencies and material weaknesses.

Item 8B. Other Information

On March 29, 2006, the shareholders of the Company approved by majority of the voting shares to increase the total number of shares which the corporation is authorized to issue to 250,000,000 of common stock having no par value and the 1,000,000 shares of preferred stock having no par value remained the same.

The Certificate of Designations of Rights and Preferences of Preferred Stock Series D was amended to include the following changes:

(a)	(xxx) “Standard Conversion Price” means, with respect to the Preferred Shares, as of any Conversion Date or other date of determination, $0.20, subject to adjustment as provided herein.

The previous Certificate of Designations was deleted in its entirety and the following shall appear in its place:

(b)	Holder’s Conversion Right; Mandatory Redemption or Conversion. Subject to the provisions of Section 5 and Section 12, at any time or times on or after the Issuance Date, any holder of Preferred Shares shall be entitled to convert any whole or fractional number of Preferred Shares into fully paid and nonassessable shares of Common Stock in accordance with Section 2(d) at the Conversion Rate (as defined below). If the Weighted Average Price of the Common Stock is equal to or exceeds $0.40 (subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, reverse stock splits or other similar events) for any period of twenty (20) consecutive trading days, then any Preferred Shares outstanding upon the expiration of such twenty (20) trading day period shall be automatically converted into fully paid and nonassessable shares of Common Stock in accordance with Section 2(d) at the Conversion Rate. If any Preferred Shares remain outstanding on the Maturity Date, then, pursuant and subject to Section 2(d)(vii), all such Preferred Shares shall be converted at the Conversion Rate as of such date in accordance with Section 2(d)(vii) or redeemed by the Company in accordance with Section 2(d)(vii). The Company shall not issue any fraction of a share of Common Stock upon any conversion. All shares of Common Stock (including fractions thereof) issuable upon conversion of more than one Preferred Share by a holder thereof shall be aggregated for purposes of determining whether the conversion would result in the issuance of a fraction of a share of Common Stock. If, after the aforementioned aggregation, the issuance would result in the issuance of a fraction of a share of Common Stock, the Company shall round such fraction of a share of Common Stock up to the nearest whole share.

(c)	Section 2(f) of the Certificate of Designations is hereby deleted in its entirety and the following shall appear in its place:

(f) [Intentionally omitted.]

The Amendment was adopted by the Corporation’s Board of Directors on December 9, 2005 and approved by its stockholders in accordance with the provisions of RCW 23B.10.030 and 23B.10.040 on March 29, 2006.

The Certificate of Designations of Rights and Preferences of Preferred Stock Series E was amended to include the following changes:

(a)	“Conversion Price” means, with respect to the Preferred Shares, as of any Conversion Date or other date of determination, $0.20, subject to adjustment as provided herein.

Section 3(a) of the Certificate of Designations is hereby deleted in its entirety and the following shall appear in its place:

(b)	Holder’s Conversion Right; Mandatory Redemption or Conversion. Subject to the provisions of Section 12, at any time or times on or after the Issuance Date, any holder of Preferred Shares shall be entitled to convert any whole or fractional number of Preferred Shares into fully paid and nonassessable shares of Common Stock in accordance with Section 3(c) at the Conversion Rate (as defined below). If the Weighted Average Price of the Common Stock is equal to or exceeds $0.40 (subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, reverse stock splits or other similar events) for any period of twenty (20) consecutive trading days, then any Preferred Shares outstanding upon the expiration of such twenty (20) trading day period shall be automatically converted into fully paid and nonassessable shares of Common Stock in accordance with Section 3(c) at the Conversion Rate. The Company shall not issue any fraction of a share of Common Stock upon any conversion. All shares of Common Stock (including fractions thereof) issuable upon conversion of more than one Preferred Share by a holder thereof shall be aggregated for purposes of determining whether the conversion would result in the issuance of a fraction of a share of Common Stock. If, after the aforementioned aggregation, the issuance would result in the issuance of a fraction of a share of Common Stock, the Company shall round such fraction of a share of Common Stock up to the nearest whole share.”

(c)	Section 3(e)(i) of the Certificate of Designations is hereby deleted in its entirety and the following shall appear in its place:

(e)(i) [Intentionally omitted.]

The Amendment was adopted by the Corporation’s Board of Directors on December 9, 2005 and approved by its stockholders in accordance with the provisions of RCW 23B.10.030 and 23B.10.040 on March 29, 2006.

PART III

Item 9. Directors and Executive Officers of the Registrant

Directors and Executive Offices

The following table sets forth the names and ages of all directors and executive officers of the Company as of March 31, 2006. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors or executive officers. There are no arrangements or understandings between any two or more of the Company’s directors or executive officers. There is no arrangement or understanding any of the Company’s directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company’s affairs. Also provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Set forth below is certain information, as of March 27, 2006, concerning each of the directors and executive officers of the Company. Each of the individuals listed as a director below shall serve as a director of the Company until the Company’s next annual meeting of shareholders and until their successors have been elected and qualified, or until their resignation, death or removal. Each of the individuals listed below as executive officers shall serve in such offices until removed by the Board of Directors, subject to applicable employment agreements.

Name	Age	Position
Paul R. Arena	47	Director, Chief Executive Officer, Chairman of the Board and Secretary
James R. Rose	50	Director and Chief Technical Officer
Douglas F. Bender	56	GM, Senior Vice President Engineering
Audrey L. Braswell	76	Director

None of the Company’s directors or executive officers, during the past five years, (1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) been convicted in a criminal proceeding or subject to a pending criminal proceeding; (3) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or (4) been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission, to have violated a Federal or State securities r commodities law, and the judgment has not been reversed, suspended or vacated.

Certain additional biographical information concerning the individuals named above is set forth below.

Paul R. Arena, Chairman, Chief Executive Officer and Secretary

Mr. Arena has served as a director, Chief Executive Officer, Chairman of the Board and Secretary of the Company since February 2004 and President from September 2004 to May 2005. Furthermore, Mr. Arena served as President of the Company from September 2004 to March 2005. Mr. Arena was the founder of i2 Delaware and has served as Chairman of the Board and Chief Executive Officer of i2 Delaware since i2 Delaware’s inception in February 2002. From April 2000 to the present, Mr. Arena has been Chairman and Chief Executive Officer of AIM Group, Inc., a holding company specializing in materials for the wire and cable industry. In July 1994, Mr. Arena founded Cereus Technology Partners, Inc. (“Cereus”), a publicly traded technology company. Mr. Arena served in an executive capacity with Cereus and its predecessor companies, including Chairman and Chief Executive Officer, from May 1991 to April 2000. From June 1990 to May 1991, Mr. Arena was a financial business consultant. From February 1988 to January 1990, he served as a Senior Vice President and partner of Gulfstream Financial Associates, Inc., a subsidiary of the Kemper Group.

James R. Rose, Director and Chief Technology Officer

Mr. Rose has served as a Director of the Company since November 2005 was appointed Chief Technology Officer in April 2005. He previously served as a Managing Director of the Company since September, 2004. From 2002 to 2004, Mr. Rose was Partner/Consultant for RKP Steering Group, a corporate finance, operation, and strategic planning consulting firm focused exclusively on the telecommunications industry. From 2000 to 2002, Mr. Rose served as Executive Vice President, Chief Operating Officer and Chief Technology Officer – US and Europe, of Rapid Link Communications, a provider of internet-based communications services. From 1998 to 2000, Mr. Rose served as Executive Vice President – Operations and Engineering, and Chief Operating Officer of LDI/NETnet/Word Access, a provider of telecommunications services in the U.S. and Europe. In 1998, Mr. Rose served as Vice President – Operations and Engineering of TotalTel Communications, Inc., a small to medium enterprise long distance provider. From 1994 to 1998, Mr. Rose served as Director of Operations and Engineering of IXC Communications, Inc., a long-distance telecommunications company. Prior to his executive experience, Mr. Rose was part of engineering and operations teams at multiple communications companies including MCI Telecommunications, Inc.

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

Dr. Al Braswell, Director

Dr. Braswell has served as a director of the Company since June 2004 and a director of i2 Delaware since February, 2002. Since 1974, Dr. Braswell has served as President and owner of Vista Pacifica Enterprises, Inc., an operator of several health care facilities in California. For the past 35 years, Dr. Braswell has been engaged in various levels of health, education, and social assistance activities. Dr. Braswell is also a real estate developer of residential, commercial and industrial properties. . Dr. Braswell previously served on the board of directors of Cereus Technology Partners from March 1997 to October 1999. Dr. Braswell obtained a Ph.D. from Oregon State University in 1963, received an MS from Oregon State University in 1959, an MA from Los Angeles State College in 1954, and a BS from Bethany Nazarene College in 1949.

Meetings and Committees of the Board of Directors

During the year ended December 31, 2005, the Company had one meeting of its Board of Directors in person and twelve meetings telephonically; all of the board actions were taken by unanimous written consent.

The Company does not have a nominating committee of the Board of Directors, or any committee performing similar functions. Nominees for election as a director are selected by the Board of Directors.

The compensation committee of the Board of Directors consists of the three directors of the Company, two of whom are employees of the Company. The compensation committee reviews the performance of the executive officers of the Company and reviews the compensation programs and agreements for key employees including salary and bonus levels.

The audit committee of the Board of Directors consists of Paul Arena and James Rose, who are employees of the Company and Dr. Al Braswell who is an independent director of the Company. The audit committee reviews actions with respect to various auditing and accounting matters, including the selection of the company’s independent public accountants, the scope of the annual audits, the nature of non-audit services, the fees to be paid to the independent public accountants, and the accounting practices of the Company. The Company does not currently have an audit committee financial expert serving on its audit committee. The Company may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to its ability to locate and compensate such a person.

Audit Committee

The Board of Directors is currently acting in the capacity of the Audit Committee.

Code of Ethics

The Company has adopted a Code of Ethics and Conduct that applies to all of the Company’s employees, including the Company’s Executive Officers. The Company shall provide to any person without charge, upon request, a copy of the Company’s Code of Ethics and Conduct. Such requests should be directed to the Secretary of i2 Telecom International, Inc. at 1200 Abernathy Road, Suite 1800, Atlanta, Georgia 30328.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and all persons (“Reporting Persons”) who beneficially own more than 10% of the outstanding shares of Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company. Reporting Persons are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely upon a review of the copies of such forms furnished to the Company for the year ended December 31, 2005, and the information provided to the Company by Reporting Persons of the Company, no Reporting Person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis, except that (i) Mr. Arena did not report a total of 30,000 warrants received in connection with a certain loan made to the Company on his Form 3 (originally filed on June 7, 2004 and amended in June 2005) to accurately reflect his holdings of certain derivative securities; and (ii) Dr. Braswell did not report an exercise of 332,190 stock options in August, 2005 along with 288,048 warrants received in connection with certain loans made to the Company on his Form 3 (originally filed on June 7, 2004 and amended March 27, 2005) to accurately reflect his holdings of certain derivative securities; and (iii) Mr. Phipps did not report his 170,000 warrants received in connection with certain loans made to the Company on his Form 3 (originally filed on June 7, 2004 and amended March 27, 2005) to accurately reflect his holdings of certain derivative securities.

Item 10. Executive Compensation.

Director Compensation

As compensation for board fees for service to the Company in 2005, in March 2005, the Board of Directors awarded each then-serving director of the company Audrey L. Braswell, Robert F. Hussey, Bernard R. Kossar, Louis L. Libin, and Hubert G. Phipps options to purchase, 75,000 shares of common stock, with exception of Paul R. Arena. Each committee chair person, Bernard R. Kossar of the Executive Committee and Robert F. Hussey of the Audit Committee were awarded additional options to purchase 25,000 shares of common stock.

Executive Compensation

The following table sets forth certain information regarding cash and non-cash compensation paid by the Company during each of the Company’s last three fiscal years to the Company’s Chief Executive Officer and the other most highly compensated executive officers of the Company whose annual compensation exceeded $100,000 during the fiscal year ended December 31, 2005 (the “Named Persons”).

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Awards Securities Underlying Options
Paul R. Arena, Chairman & Chief Executive Officer	2005 2004 2003	$206,750 206,750 56,855	$-0- -0- -0-	-0- -0- -0-

James R. Rose Chief Executive Officer & Director	2005 2004 2003	$150,000 -0- -0-	$-0- -0- -0-	-0- -0- -0-

James Fultz, Former President & Chief Operating Officer (1)	2005 2004 2003	$216,000 -0- -0-	$-0- -0- -0-	-0- -0- -0-

Douglas F. Bender, GM & Sr. Vice President Engineering	2005 2004 2003	$135,000 120,399 60,135	$-0- -0- -0-	-0- -0- -0-

Jerome A. Lumpkin, Former Sr. Vice President North American Sales	2005 2004 2003	$180,000 107,632 18,462	$-0- -0- -0-	-0- -0- -0-

(1)	Mr. Fultz served as President and COO of the Company from May 1 until October 31, 2005.
(2)	Mr. Lumpkin served as Vice President North American Sales of the Company until June 17, 2005.

Option Grants in Last Fiscal Year

During the year ended December 31, 2005, the Company did not grant any options to its Named Executive Officer.

Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information concerning the value at December 31, 2005, of the unexercised options held by each of the Named Executive Officers. The value of unexercised options reflects the increase in market value of the Common Stock from the date of grant through December 31, 2005. On May 6, 2005, Paul R. Arena exercised 110,730 for $50,000.

	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-The-Money Options at Fiscal Year-End (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Paul R. Arena	1,384,125	0	$0	$0
James R. Rose	600,000	483,360	$0	$0
James Fultz	200,000	400,000	$0	$0
Douglas Bender	830,475	0	$0	$0
Jerome Lumpkin	665,758	0	$0	$0

(1)	Value of the Company’s unexercised, in-the-money options based on the average of the high and low price of a share of the Common Stock as of December 31, 2005, which was $0.06.

Employment Agreements

The Company has entered into employment agreements with its key officers as follows:

On April 6, 2005, the Company entered into an employment agreement with James R. Rose. Mr. Rose’s position is Chief Technology Officer and the term of his agreement is for two years and carries a base compensation of $150,000 per year.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and / or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect of security through any contract, arrangement, understanding, or relationship or otherwise, subject to community property laws where applicable.

As of March 31, 2006, the Company had a total of 71,234,126 shares of Common Stock issued and outstanding, which is the only issued and outstanding voting equity security of the Company.

The following table sets forth, as of March 28, 2006; (a) the names of each beneficial owner of more than five percent (5%) of the Company’s Common Stock known to the Company, the number of shares of Common Stock beneficially owned by each such person, and the percent of the Company’s Common Stock so owned; and (b) the names of each director and executive officer, the number of shares of Common Stock beneficially owned and the percentage of the Company’s Common Stock so owned, by each such person, and by all directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated.

	Common Stock Beneficially Owned (1)
Name of Beneficial Owner (2)	Number of Shares of Common Stock		Percentage of Class (3)
Paul R. Arena‡ †	5,146,306	(4)	7.0%
Audrey L. Braswell†	3,591,530	(5)	4.9
James R. Rose‡ †	698,064		*
Douglas Bender‡	965,475	()	1.3
Bernard Kossar, 5% holder	6,718,795[6]		9.2
Hubert G. Phipps, 5% holder	4,101,230		5.7
Cornell Capital Partners, LP, 10% holder	34,037,667		43.4
All executive officers and directors as a group (4 persons)	10,373,068	(7)	13.6

†	Director of the Company
‡	Officer of the Company
*	Less than 1% of the issued and outstanding shares of the Common Stock.
(1)	Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of March 28, 2005, are treated as outstanding only when determining the amount and percentage owned by such individual or group.
(2)	The address of each executive officer and director of the Company is 1200 Abernathy Road, Suite 1800 Atlanta, Georgia 30328.
(3)	In accordance with regulations of the SEC, the percentage calculations are based on 71,234,126 shares of Common Stock issued and outstanding as of March 28, 2006, plus shares of Common Stock which may be acquired within 60 days of March 28, 2005, by each individual or group listed.
(4)	Includes (i) 60,890 shares of Common Stock held by Mr. Arena’s wife, (ii) 83,712 shares of Common Stock held in trust for the benefit of Mr. Arena’s children, and (iii) 1,728,187 shares of Common Stock issuable upon exercise of certain options and warrants
(5)	Represents (i) 2,075,817 shares of Common Stock owned by personally and by Braswell Enterprises, L.P., of which Dr. Braswell is a general partner, and (ii) 1,515,713 shares of Common Stock issuable upon exercise of certain options and warrants.
(6)	Represents (i) 1,031,375 shares of Common Stock held personally by Mr. Kossar, (ii) 597,942 shares of Common Stock held by Millennium Partners, L.P., over which Mr. Kossar exercises voting and dispositive power, (iii) 2,344,728 shares of Common Stock held in grantor annuity trusts over which Mr. Kossar and his wife exercise voting and dispositive power, (iv) 917,705 shares of Common Stock held by Mr. Kossar’s wife, and (v) 1,827,045 shares of Common Stock issuable upon the exercise of certain options and warrants.
(7)	Includes 4,907,439 shares of Common Stock issuable upon the exercise of certain options and warrants. Includes 26,887,667 shares of Common Stock and an immediately exercisable warrant to acquire 7,150,000 shares of
(8)	Common Stock. Mr. Gonzalez, general counsel and partner of Cornell Capital Partners, LP, acts on behalf of Cornell Capital Partners, LP in voting these shares of Common Stock.

Item 12. Certain Relationships and Related Transactions

In January of 2005, Al Braswell and Hubert Phipps provided short term loans to the Company in the amounts of $49,500 and $100,000 respectively. In connection with such loans, the Company issued to Mr. Braswell and Mr. Phipps warrants to purchase 20,000 shares and 65,000 shares of Common Stock, respectively, in lieu of interest on such loans. The warrants have an exercise price of $.20 per share and are exercisable immediately for a three-year period.

In February of 2005, Al Braswell and Hubert Phipps provided short term loans to the Company in the amounts of $100,000 and $95,000 respectively. In connection with such loans, the Company issued to Mr. Braswell and Mr. Phipps warrants to purchase 50,000 shares and 45,000 shares of Common Stock, respectively, in lieu of interest on such loans. The warrants have an exercise price of $.20 per share and are exercisable immediately for a three-year period.

Also in February 2005, Dr. Braswell exercised $150,000 in options in exchange for 332,190 shares of Common Stock at an exercise price of $.4515 per share.

Also in March 2005, Mr. Kossar exercised $100,000 in options in exchange for 221,460 shares of Common Stock at an exercise price of $.4515 per share

Also in March 2005, Mr. Phipps exercised $195,000 in options in exchange for 431,847 shares of Common Stock at an exercise price of $.4515 per share

In May 2005, Mr. Arena exercised $50,000 in options in exchange for 110,730 shares of Common Stock at an exercise price of $.4515 per share.

Also in May of 2005, Mr. Arena provided a short term loan to the Company in the amount of $75,000. In connection with such loan, the Company issued to Mr. Arena warrants to purchase 10,000 shares of Common Stock, in lieu of interest on such loan. The warrants have an exercise price of $.20 per share and are exercisable immediately for a three-year period.

In August of 2005, Dr. Braswell exercised $150,000 in options in exchange for 332,190 shares of Common Stock at an exercise price of $.4515 per share.

In September of 2005, Gregory McGraw provided a short term loan to the Company in the amount of $100,000. In connection with such loan, the Company issued to Mr. McGraw warrants to purchase 100,000 shares of Common Stock, in in addition to interest of 10% per annum on such loan. The warrants have an exercise price of $.20 per share and are exercisable immediately for a three-year period.

In November of 2005, Al Braswell provided a short term loan to the Company in the amount of $50,000. In connection with such loan, the Company issued to Mr. Braswell warrants to purchase 10,000 shares of Common Stock, in lieu of interest on such loans. The warrants have an exercise price of $.20 per share and are exercisable immediately for a three-year period.

In February of 2006, Al Braswell provided a short term loan to the Company in the amount of $25,000. In connection with such loan, the Company issued to Mr. Braswell warrants to purchase 10,000 shares of Common Stock, in lieu of interest on such loans. The warrants have an exercise price of $.20 per share and are exercisable immediately for a three-year period.

The Company believes that the foregoing transactions with its officers and directors were on terms no less favorable than could have been obtained from independent third parties.

Item 13. Exhibits

A list of the exhibits required by Item 601 of Regulation S-B to be filed as part of this Annual Report is shown on the “Exhibit Index” filed herewith.

Item 14. Principal Accountant Fees and Services

Freedman & Goldberg, CPA’s (“Freedman”) billed $69,075 and $66,912 for fiscal year 2005 and 2004.

Audit-Related Fees

Freedman billed $69,075 for fiscal year 2005 and $66,912 in 2004.

Tax Fees

Freedman billed $5,783 in 2005 and $2,694 for fiscal year 2004 for tax compliance, tax advice and tax planning. These services provided by Freedman include the preparation of the Company’s federal and state tax returns.

All Other Fees

Freedman billed $0 for fiscal year 2005 and 2004, and BDO Seidman LLP billed $5,000 for fiscal year 2004 for services that are not included in the above classifications. These services included the use of BDO Seidman’s audit opinion in the Company’s 2003 Annual Report on Form 10-K.

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

i2 TELECOM INTERNATIONAL, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004 AND 2003

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

Report of Independent Registered Public Accountant

To the Board of Directors

i2 Telecom International, Inc. and Subsidiaries

1200 Abernathy Road, Suite 1800

Atlanta, GA 30328

We have audited the accompanying consolidated balance sheets of i2 Telecom International, Inc. and Subsidiaries as of December 31, 2005, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessment of the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of i2 Telecom International, Inc. and Subsidiaries of December 31, 2005, 2004 and 2003 and the results of its operations and its cash flows for the years then ended.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has suffered ongoing losses from operations since its inception. These losses, as well as the uncertain conditions that the Company faces relative to its ongoing debt and equity fund-raising efforts, raise substantial doubt abut the company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

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

As discussed in Note 21 to the financial statements, the accompanying financial statements for the years ended December 31, 2004 and 2003 have been restated.

Respectfully,

/s/ Freedman & Goldberg
Freedman & Goldberg
Certified Public Accountants

Farmington Hills, MI
March 29, 2006

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

As of December 31, 2005, 2004 and 2003

ASSETS

	2005	As Restated 2004	As Restated 2003
Current Assets
Cash	$238	$231,127	$671,421
Restricted Cash	168,965	-0-	-0-
Accounts Receivable, Net of Allowance for Doubtful Accounts of $235,000, $75,000 and $-0-, respectively	69,927	232,371	146,738
Inventories	732,663	961,056	767,011
Prepaid Expenses and Other Current Assets	84,407	231,966	19,534

Total Current Assets	1,056,200	1,656,520	1,604,704

Property and Equipment, Net	1,206,982	1,267,763	830,296

Other Assets
Intangible Assets	3,349,834	3,316,085	3,287,947
Deposits	61,540	78,164	43,064

Total Other Assets	3,411,374	3,394,249	3,331,011

Total Assets	$5,674,556	$6,318,532	$5,766,011

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

As of December 31, 2005, 2004 and 2003

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	2005	As Restated 2004	As Restated 2003
Current Liabilities
Accounts Payable and Accrued Expenses	$3,797,814	$1,303,656	$756,490
Deferred Revenue	-0-	99,901	100,000
Notes Payable-Current	2,780,625	100,000	350,000
Notes Payable-Related Parties	-0-	-0-	225,000

Total Current Liabilities	6,578,439	1,503,557	1,431,490

Stockholders’ Equity (Deficit)
Preferred Stock, No Par Value 7% Cumulative, 5,000,000 Shares Authorized, 4,910, 4,175 and 173,914 (Adjusted for reverse merger dated February 26, 2004) Shares Issued and Outstanding, respectively	4,885,000	4,175,000	8,606,555
Common Stock, No Par Value, 100,000,000 Shares Authorized, 37,460,159, 34,491,402 Shares and 4,618,407 (Adjusted for reverse merger dated February 26, 2004) Shares Issued and Outstanding, respectively	14,651,858	13,035,158	1,649,880
Restricted Stock
Common Stock (Related to No Par Value above), 382,568, 991,858 and 542,315 (Adjusted for reverse merger dated February 26, 2004) Issued and Outstanding, respectively.	191,946	497,646	272,096
Preferred Stock (Related to No Par Value above), -0-, -0- and 14,186 (Adjusted for reverse merger dated February 26, 2004) Issued and Outstanding, respectively	-0-	-0-	446,347
Additional Paid-In Capital	1,092,126	404,100	139,121
Accumulated Deficit	(21,724,813)	(13,296,929)	(6,779,478)

Total Stockholders’ Equity (Deficit)	(903,883)	4,814,975	4,334,521

Total Liabilities and Stockholders’ Equity (Deficit)	$5,674,556	$6,318,532	$5,766,011

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2005, 2004 and 2003

	For the Year Ended December 31, 2005	As Restated For the Year Ended December 31, 2004	As Restated For the Year Ended December 31, 2003
Revenue	$485,485	$547,656	$146,665

Cost of Revenue	1,231,389	565,225	395,251

Gross Profit (Loss)	(745,904)	(17,569)	(248,586)

General and Administrative Expenses	7,216,844	6,455,923	4,701,503

Loss From Operations	(7,962,748)	(6,473,492)	(4,950,089)

Other Income (Expense)
Interest Income	4,008	3,044	7,272
Interest Expense	(79,750)	(30,070)	(217,252)
Gain on Forbearance of Debt	350,960	27,643	-0-
Loss on Disposal of Assets	-0-	(593)	-0-
Loss on Subscription List	-0-	-0-	(118,000)

Total Other Income (Expense)	275,218	24	(327,980)

Loss Before Cumulative Effect of Accounting Change	(7,687,530)	(6,473,468)	(5,278,069)
Cumulative Effect of Accounting Change On Years Prior to 2005, Net of Income Tax of $-0-	(340,117)	-0-	-0-

Net Loss	(8,027,647)	(6,473,468)	$(5,278,069)
Dividends on Preferred Stock	(400,237)	(43,983)	-0-

Net Loss Available to Common Shareholders	$(8,427,884)	$(6,517,451)	$(5,278,069)

Weighted Average Common Shares:
Basic	36,779,820	22,499,279	4,365,130
Diluted	50,080,720	39,703,035	23,066,878

Basic Earnings Per Common Share:
Loss Before Cumulative Effect of Accounting Change	$(.22)	$(.29)	$(1.21)
Cumulative Effect of Accounting Change	(.01)	(.00)	(.00)

Net Loss	$(.23)	$(.29)	$(1.21)

Diluted Earnings Per Common Share:
Loss Before Cumulative Effect of Accounting Change	$(.15)	$(.16)	$(.23)
Cumulative Effect of Accounting Change	(.01)	(.00)	(.00)

Net Loss	$(.16)	$(.16)	$(.23)

Pro Forma Amounts Assuming Retroactive
Application of Accounting Change:
Net Loss		$(6,595,511)	$(5,301,937)

Basic Earnings Per Common Share		$(.30)	$(1.21)
Diluted Earning Per Common Share		$(.17)	$(.23)

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2005, 2004 and 2003

(adjusted for reverse merger dated February 26, 2004)

	Preferred Stock Shares- As Restated	Preferred Stock Par Value- As Restated	Common Stock Shares- As Restated	Common Stock No Par Value- As Restated	Restricted Common Stock Shares- As Restated	Restricted Common Stock No Par Value- As Restated
Balance, January 1, 2003	115,269	$2,635,914	4,406,464	$1,606,817	-0-	$-0-
Cancellation of notes Receivable	(2,355)	(49,392)	(90,016)	(30,108)	-0-	-0-
Sale of common stock, at $.01/share	3,555	373	135,872	227	-0-	-0-
Issuance of common stock, at $2.50 per share for payment of interest on convertible notes through July 1, 2003	1,496	39,234	57,202	23,916	-0-	-0-
Issuance of common stock, at $3.00/share for payment of interest on convertible notes through December 31, 2003	2,849	80,426	108,885	49,028	-0-	-0-
Conversion of convertible Notes	53,100	5,900,000	-0-	-0-	-0-	-0-
Payments received on notes receivable	-0-	-0-	-0-	-0-	-0-	-0-
Settlement of Stock Appreciation Rights	-0-	-0-	-0-	-0-	542,315	272,096
Warrants Issued For Services	-0-	-0-	-0-	-0-	-0-	-0-
Net Loss for the year ended December 31, 2003	-0-	-0-	-0-	-0-	-0-	-0-

Balance, December 31, 2003	173,914	8,606,555	4,618,407	1,649,880	542,315	272,096
Issuance of Preferred Stock	100,000	2,000,000	-0-	-0-	-0-	-0-
Reverse merger with Digital Data Networks, Inc.	-0-	-0-	4,265,864	-0-	-0-	-0-
Conversion of Preferred Stock to Common	(273,914)	(10,606,555)	23,654,322	10,606,555	889,613	446,347
Exercise of Options and Warrants	-0-	-0-	978,342	210,426	-0-	-0-
Stock Dividend on Preferred Stock	-0-	-0-	98,147	-0-	-0-	-0-
Issuance of Preferred Stock	4,500	4,500,000	-0-	-0-	-0-	-0-
Conversion of Preferred to Common	(325)	(325,000)	406,250	325,000	-0-	-0-
Warrants Issued For Services	-0-	-0-	-0-	-0-	-0-	-0-
Stock Issued for Services	-0-	-0-	30,000	22,500	-0-	-0-
Transfer of Restricted Units	-0-	-0-	440,070	220,797	(440,070)	(220,797)
Net Loss for the Year Ended December 31, 2004	-0-	-0-	-0-	-0-	-0-	-0-
Dividends Paid on Preferred Stock	-0-	-0-	-0-	-0-	-0-	-0-

Balance, December 31, 2004	4,175	4,175,000	34,491,402	13,035,158	991,858	497,646
Issuance of Preferred Stock	1,400	1,375,000	-0-	-0-	-0-	-0-
Conversion of Preferred to Common	(665)	(665,000)	831,250	665,000	-0-	-0-
Exercise of Options and Warrants	-0-	-0-	1,528,217	646,000	-0-	-0-
Transfer of Restricted Units	-0-	-0-	609,290	305,700	(609,290)	(305,700)
Stock Compensation	-0-	-0-	-0-	-0-	-0-	-0-
Cumulative Effect of Accounting Change	-0-	-0-	-0-	-0-	-0-	-0-
Net Loss for the Year Ended December 31, 2005	-0-	-0-	-0-	-0-	-0-	-0-
Dividends on Preferred Stock	-0-	-0-	-0-	-0-	-0-	-0-

Balance, December 31, 2005	4,910	$4,885,000	37,460,159	$14,651,858	382,568	$191,946

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2005, 2004 and 2003

(adjusted for reverse merger date February 26, 2004)

	Restricted Preferred Stock Shares- As Restated	Restricted Preferred Stock Value- As Restated	Additional Paid-In Capital- As Restated	Accumulated Deficit- As Restated	Notes Receivable From Stock Sales- As Restated	Total- As Restated
Balance, January 1, 2003	-0-	$-0-	$-0-	$(1,501,409)	$(278,421)	$2,462,901
Cancellation of notes Receivable	-0-	-0-	-0-	-0-	79,500	-0-
Sale of common stock, at $.01/share	-0-	-0-	-0-	-0-	-0-	600
Issuance of common stock, at $2.50 per share for payment of interest on convertible notes through July 1, 2003	-0-	-0-	-0-	-0-	-0-	63,150
Issuance of common stock, at $3.00/share for payment of interest on convertible notes through December 31, 2003	-0-	-0-	-0-	-0-	-0-	129,454
Conversion of convertible Notes	-0-	-0-	-0-	-0-	-0-	5,900,000
Payments received on notes receivable	-0-	-0-	-0-	-0-	19,412	19,412
Settlement of Stock Appreciation Rights	14,186	446,347	-0-	-0-	179,509	897,952
Warrants Issued For Services	-0-	-0-	139,121	-0-	-0-	139,121
Net Loss for the year ended December 31, 2003	-0-	-0-	-0-	(5,278,069)	-0-	(5,278,069)

Balance, December 31, 2003	14,186	446,347	139,121	(6,779,478)	-0-	4,334,521
Issuance of Preferred Stock	-0-	-0-	-0-	-0-	-0-	2,000,000
Reverse merger with Digital Data Networks, Inc.	-0-	-0-	(60,000)	-0-	-0-	(60,000)
Conversion of Preferred Stock to Common	(14,186)	(446,347)	-0-	-0-	-0-	-0-
Exercise of Options and Warrants	-0-	-0-	-0-	-0-	-0-	210,426
Stock Dividend on Preferred Stock	-0-	-0-	-0-	-0-	-0-	-0-
Issuance of Preferred Stock	-0-	-0-	-0-	-0-	-0-	4,500,000
Conversion of Preferred to Common	-0-	-0-	-0-	-0-	-0-	-0-
Warrants Issued For Services	-0-	-0-	324,979	-0-	-0-	324,979
Stock Issued for Services	-0-	-0-	-0-	-0-	-0-	22,500
Transfer of Restricted Units	-0-	-0-	-0-	-0-	-0-	-0-
Net Loss for the Year Ended December 31, 2004	-0-	-0-	-0-	(6,473,468)	-0-	(6,473,468)
Dividends Paid on Preferred Stock	-0-	-0-	-0-	(43,983)	-0-	(43,983)

Balance, December 31, 2004	-0-	-0-	404,100	(13,296,929)	-0-	4,814,975
Issuance of Preferred Stock	-0-	-0-	-0-	-0-	-0-	1,375,000
Conversion of Preferred to Common	-0-	-0-	-0-	-0-	-0-	-0-
Exercise of Options and Warrants	-0-	-0-	-0-	-0-	-0-	646,000
Transfer of Restricted Units	-0-	-0-	-0-	-0-	-0-	-0-
Stock Compensation	-0-	-0-	347,909	-0-	-0-	347,909
Cumulative Effect of Accounting Change	-0-	-0-	340,117	-0-	-0-	340,117
Net Loss for the Year Ended December 31, 2005	-0-	-0-	-0-	(8,027,647)	-0-	(8,027,647)
Dividends on Preferred Stock	-0-	-0-	-0-	(400,237)	-0-	(400,237)

Balance, December 31, 2005	-0-	-0-	$1,092,126	$(21,724,813)	-0-	$(903,883)

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005, 2004 and 2003

	For the Year Ended December 31, 2005	As Restated For the Year Ended December 31, 2004	As Restated For the Year Ended December 31, 2003
Cash Flows From Operations
Net Loss From Continuing Operations	$(8,027,647)	$(6,473,468)	$(5,278,069)
Adjustments to Reconcile Net Income to Net
Cash Provided By Operating Activities
Bad Debts	167,857	75,000	-0-
Depreciation and Amortization	497,343	237,791	148,528
Interest Paid Via Issuance of Stock	-0-	-0-	192,604
Gain on Forbearance of Debt	(350,960)	(27,643)	-0-
Loss on Disposal of Assets	-0-	593	-0-
Stock Compensation	311,629	347,479	1,037,073
Cumulative Effect of Accounting Change	340,117	-0-	-0-
(Increase) Decrease In:
Accounts Receivable	(5,413)	(160,633)	(146,738)
Inventories	228,393	(194,045)	(431,684)
Prepaid Expenses	29,575	(171,489)	2,681
Other Assets	16,624	(35,100)	(19,577)
Increase (Decrease) In:
Accounts Payable and Accrued Expenses	2,609,757	514,809	3,457
Deferred Revenue	(99,901)	(99)	100,000

Net Cash Used In Operating Activities	(4,282,626)	(5,886,805)	(4,391,725)

Cash Flows From Investing Activities
Proceeds from Disposal of Assets	-0-	6,433	-0-
Equipment Purchases	(298,175)	(682,283)	(887,687)
Payments for Patents and Trademarks	(33,749)	(28,139)	(89,658)

Net Cash Used In Investing Activities	(331,924)	(703,989)	(977,345)

Cash Flows From Financing Activities
Proceeds From Shareholder Loans	649,500	-0-	225,000
Payments of Shareholder Loans	(74,500)	(225,000)	(6,000)
Proceeds from Issuance of Convertible Notes	-0-	985,000	5,900,000
Proceeds From Notes Payable	2,325,000	-0-	-0-
Payment of Notes Payable	(119,375)	(290,943)	(100,000)
Issuance of Common Stock	546,000	210,426	600
Issuance of Preferred Stock	1,375,000	5,515,000	-0-
Proceeds from Stock Notes Receivable	-0-	-0-	19,412
Dividends Paid	(148,999)	(43,983)	-0-

Net Cash Provided By Financing Activities	4,552,626	6,150,500	6,039,012

Increase (Decrease) in Cash	(61,924)	(440,294)	669,942
Balance, Beginning of Period	231,127	671,421	1,479

Balance, End of Period	$169,203	$231,127	$671,421

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

Note 1. Summary of Significant Accounting Policies

This summary of significant accounting policies of i2 Telecom International, Inc. and Subsidiary (the “Company”) is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

B.	Basis of Consolidation – The consolidated financial statements include the accounts of SuperCaller Community, Inc., a wholly owned subsidiary located in Redwood City, California. All significant intercompany accounts and transactions have been eliminated in consolidation.

C.	Revenues - The Company recognizes revenue from sale of its i2 Telecom “IAD” micro gateway at time of shipment. Revenues from per-minute charges and user fees are recognized as incurred by its customers.

D.	For purposes of the statement of cash flows, the Company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents.

E.	Inventories - Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis. Inventory classifications as of December 31, 2005, 2004 and 2003 consisted of the following:

	2005	2004	2003
Raw Material	$187,055	$564,627	$200,325
Work in Process	-0-	-0-	325,956
Finished Goods	545,608	396,429	240,730

	$732,663	$961,056	$767,011

F.	Costs associated with the obtaining loans have been capitalized and are being amortized on a straight-line basis over the life of the loan.

G.	Property, Equipment and Related Depreciation - Property and equipment are recorded at cost. Depreciation is computed by the straight-line method for financial and tax reporting purposes. Estimated lives range from five to ten years. When properties are disposed of, the related costs and accumulated depreciation are removed from the respective accounts and any gain or loss on disposition is recognized currently. Maintenance and repairs which do not improve or extend the lives of assets are expensed as incurred.

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

Note 1. Summary of Significant Accounting Policies – (continued)

H.	Intangible Assets – The Company has capitalized certain costs related to registering trademarks and patent pending technology. In accordance with SFAS No. 142, intangible assets with an indefinite life are not amortized but are tested for impairment at least annually or whenever changes circumstances indicate that the carrying value may not be recoverable. The Company amortizes intangible assets with a finite life over their respective useful lives on a straight-line basis.

I.	In accordance with SFAS No. 144, the Company reviews its long-lived assets, including property and equipment, goodwill and other identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The Company had no impairment of assets during the years ended December 31, 2005, 2004 and 2003.

J.	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

K.	Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

L.	Research and Development Expenses – The Company expenses research and development expenses as incurred. Amounts payable to third parties under product development agreements are recorded at the earlier of the milestone achievement, or when payments become contractually due.

M.	Advertising Costs – The Company expenses advertising costs as incurred. For the years ended December 31, 2005, 2004 and 2003, $513,078, $123,552 and $35,827 of advertising costs were expensed.

N.	New Accounting Pronouncements - In September 2004, the FASB reached a final consensus on Emerging Issues Task Force (EITF) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” that contingently convertible debt instruments will be subject to the if-converted method under SFAS 128 “Earnings Per Share,” regardless of the contingent features included in the instrument. Under current practice, issuers of contingently convertible debt instruments exclude potential common shares underlying contingently convertible debt instruments from the calculation of diluted earnings per share until the market price or other contingency is met. The effective for EITF Issue 04-8 is for reporting periods ending after December 15, 2004 and requires the restatement of diluted earnings per share for all periods presented. The effect on this consensus did not have an impact on the accompany consolidated financial statements.

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

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

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statement have not yet been issued. The Company adopted SFAS 123R on January 1, 2005.

In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions – FSP FAS 109-1 Application of FASB Statement 109 “Accounting for Income Taxes” to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004, and FSB FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

In March 2005, the SEC released Staff Accounting Bulletin No 107, “Share Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment regulations. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of the next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact of SAB 107 will have on our financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its financial position of results of operations or cash flows.

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

Note 1. Summary of Significant Accounting Policies – (Continued)

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company’s overall results of operation of financial position.

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments. (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125. SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of SFAS No. 155 will have on its financial statements, if any.

Note 2. Property and Equipment

The major components of property and equipment at December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Network Equipment	$775,571	$707,625	$136,677
Office Equipment	162,348	133,076	84,160
Software	910,677	716,677	692,565
Lab Equipment	40,277	35,277	23,864
Furniture and Fixtures	68,151	66,194	50,109

	1,957,024	1,658,849	987,375
Less: Accumulated Depreciation	750,042	391,086	157,079

Net Property and Equipment	$1,206,982	$1,267,763	$830,296

Depreciation charged to operations was $358,956, $237,791 and $148,528 for the years ended December 31, 2005, 2004 and 2003, respectively.

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

Note 3. Intangible Assets

Intangible assets at December 31, 2005, 2004 and 2003 consisted of the following:

Amortized Intangibles	2005	2004	2003
Patent Pending Technology	$3,190,917	$3,266,915	$3,251,695
Trademark	158,917	49,171	36,252

	3,349,834	3,316,086	3,287,947

The Company has filed for several patents that are pending. Therefore, the life is currently indeterminable and the cost of the patents are not amortizable. As of December 31, 2005, the Company has determined there in no impairment of the intangible assets. (See Note 21 for Restatement of Financial Statements)

Note 4. Notes Receivable From Stock Sales

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

Note 5. Notes Payable

Notes Payable as of December 31, 2005, 2004 and 2003 consisted of the following:

	2005	2004	2003
a. 8% note payable due to an individual previously affiliated with SuperCaller. The principal and all accrued interest are due and payable upon the Company obtaining certain levels of equity funding. These funding levels are expected to be met prior to December 31, 2006.	$50,000	$50,000	$50,000
b. 6% note payable due to an individual previously affiliated with SuperCaller. The principal and all accrued interest are due and payable upon the Company obtaining certain levels of equity funding. These funding levels are expected to be met prior to December 31, 2006.	50,000	50,000	50,000
c. 6% note payable due to a corporation previously affiliated with SuperCaller. The principal and all accrued interest are due and payable upon the Company obtaining certain levels of equity funding. On July 8, 2004, the Company signed a forbearance agreement to settle all outstanding interest and accrued interest for $235,000 which has been paid as of December 31, 2004.	-0-	-0-	250,000

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

Note 5. Notes Payable (continued)

	2005	2004	2003
d. 8% note payable to a bank. The principal and all accrued interest were due on December 31, 2005. In March 2006, the maturity date was extended until March 31, 2006. The note is unsecured and guaranteed by an officer of the Company.	80,625	-0-	-0-
e. 12% note payable due to an individual shareholder of the company. The principal and all accrued interest were due on December 31, 2005. The note is unsecured and guaranteed by an officer of the Company. In January 2006, the maturity date was extended until April 15, 2006.	250,000	-0-	-0-
f. 12% note payable due to an corporation. The principal and all accrued interest were due on Sept. 30, 2005. The note is unsecured and guaranteed by an officer of the Company.	100,000	-0-	-0-
g. 12% note payable due to an corporation. The principal and all accrued interest are due on April 30, 2006. The note is unsecured and guaranteed by an officer of the Company.	300,000	-0-	-0-
h. 12% note payable to and officer of the Company. The principal and accrued interest were due on December 31, 2005. The note is unsecured. In March 2006, the maturity date was extended until May 31, 2006.	75,000	-0-	-0-
i. 12% note payable due to an individual. The principal and all accrued interest were due on December 31, 2005. The note is unsecured and guaranteed by an officer of the Company. In March 2006, the maturity date was extended until May 31, 2006.	50,000	-0-	-0-
j. 8% note payable due to an individual. The principal and all accrued interest are due on Jan. 31, 2006. The note is unsecured and guaranteed by an officer of the Company. In Jan 2006, the maturity date was extended until Apr. 30, 2006.	50,000	-0-	-0-
k. 8% note payable due to an individual. The principal and all accrued interest are due on January 31, 2006. The note is unsecured and guaranteed by an officer of the Company. In January 2006, the maturity date was extended until August 15, 2006 with a $15,000 payment on January 11, 2006 and monthly payments of $5,000 beginning February 15, 2006	50,000	-0-	-0-
l. 3% note payable due to an corporation. The principal and all accrued interest were due on September 30, 2005. In March 2006, the maturity date was extended until May 31, 2006. The note is unsecured.	200,000	-0-	-0-
m. 10% note payable due to corporation. The principal and all accrued interest are due on January 31, 2006. The note is unsecured. In February 2006, the maturity date was extended until May 16, 2006.	1,000,000	-0-	-0-
n. 10% note payable due to an individual. The principal and all accrued interest are due on January 31, 2006. The note is unsecured. In February 2006, the maturity date was extended until May 16, 2006.	100,000	-0-	-0-
o. 10% note payable due to an individual. The principal and all accrued interest are due on January 31, 2006. The note is unsecured. In February 2006, the maturity date was extended until May 16, 2006.	100,000	-0-	-0-

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

Note 5. Notes Payable (continued)

	2005	2004	2003
p. 0% note payable due to an individual. The principal matured on November 30, 2005. 25,000 warrants at $.35/share are to be issued in lieu of interest	50,000	-0-	-0-

q. 8% note payable due to corporation. The principal and all accrued interest are due on February 3, 2006. The note is unsecured.	50,000	-0-	-0-

q. 8% note payable due to corporation. The principal and all accrued interest are due on February 20, 2006. The note is unsecured and guaranteed by an officer of the Company.	175,000	-0-	-0-

r. 8% note payable to a corporation. The principal and all accrued interest are due on February 18, 2006. The note is unsecured.	25,000	-0-	-0-
s. 8% note payable to an individual. The principal and all accrued interest are due on February 18, 2006. The note is unsecured.	25,000	-0-	-0-

Total Long Term Debt	2,780,625	100,000	350,000
Less: Current Portion	2,780,625	100,000	350,000

Long-Term Portion	$-0-	$-0-	$-0-

Debt maturities in the next five years are as follows:

2006	$2,780,625
2007	-0-
2008	-0-
2009	-0-
2010	-0-

$2,780,625

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

In June 2004, the Company issued $985,000 of notes payable to two venture capital companies prior to the completion of a private placement offering (See Note 18). The notes required interest at 7% per annum to be paid via issuance of common stock upon closing of the private placement offering. In August 2004, these notes were converted to convertible preferred stock. As of December 31, 2004 no common stock has been issued for the accrued interest related to these notes. Interest accrued on these notes as of December 30, 2005 and 2004 was $13,254 and $13,254, respectively.

During the year ended December 31, 2005, some of the shareholders loaned the Company $174,500. The loans were repaid prior to March 31, 2005, including reclassifying $100,000 to common stock as part of an exercise of stock options by one of the shareholders.

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

Note 6. Certain Related Party Transactions

As of December 31, 2005, 2004 and 2003 the Company owed $-0-, -0- and $225,000, respectively to certain shareholders for various advances made to the Company. The advances are unsecured and due on demand.

Interest expense on notes from related parties for the years ended December 31, 2005, 2004, and 2003 was $21,342, $-0- and $-0-, respectively.

Note 7. Per Share Computation

Earnings per share have been calculated based on the weighted average number of shares outstanding.

Note 8. Income Taxes

The Company has incurred a net operating losses for federal income tax purposes of $8,230,701, $6,712,060 and $4,668,223 in 2005, 2004 and 2003, respectively, which it has elected to carry forward, therefore the Company has not recorded any current tax accrual. Additionally, from the SuperCaller Community, Inc. acquisition and the reverse merger with Digital Data Networks, Inc., the Company has additional net operating loss carry forwards of $160,599 and $9,283,863, respectively. The Company has total net operating loss carry forwards of $29,811,387 which expire in various years ranging from 2006 to 2025.

Deferred taxes are detailed as follows:

	2005	As Restated 2004	As Restated 2003
Deferred Income Tax Liability
Amortization of Patents and Trademarks	$222,958	$148,072	$73,324

Deferred Income Tax Assets
Net Operating Loss Available	10,135,872	$7,337,433	$2,160,872
Amortization of R&D Expenses	378,407	430,623	439,490
Accrued Expenses	682,375	650,933	244,271

	11,196,654	8,418,989	2,844,633
Valuation Allowance	10,973,696	8,270,917	2,771,309

Net Deferred Income Tax Asset	222,958	148,072	73,324

Net Deferred Income Taxes	$-0-	$-0-	$-0-

The valuation allowance is evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer required. Due to the above valuation allowance, the Company has not recorded any assets for deferred taxes as of December 31, 2005, 2004 and 2003. (See Note 21 for Restatement of Financial Statements.

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

Note 9. Supplemental Cash Flow Disclosures

Interest received and paid, income taxes paid and non-cash transactions incurred during the years ended December 31, 2005, 2004 and 2003 was as follows:

	2005	2004	2003
Interest Received	$4,008	$3,044	$7,237

Interest Paid	$12,616	$6,065	$4,711

Income Taxes	$-0-	$-0-	$-0-

Non-Cash Transactions:
Cancellation of Stock Notes	$-0-	$-0-	$79,500
Payment of Interest via stock	-0-	-0-	192,605
Conversion of Debt to Stock	100,000	985,000	5,900,000
Cancellation of Stock Appreciation Rights	-0-	-0-	897,952
Debt Financed Insurance Premiums	-0-	40,943	-0-

Note 10. Significant Concentrations of Credit Risk

The Company maintains cash balances at various financial institutions. The balances are insured by the Federal Deposit Insurance Corporation FDIC) up to $100,000. At December 31, 2005, 2004 and 2003, the Company’s uninsured cash balance totaled $68,965, $-0- and $29,924, respectively.

Note 11. Stock Options and Warrants

During 2002, the Company’s board of directors approved a stock option plan for its officers, directors and certain key employees. Generally, the options vest based on the attainment of certain performance criteria set forth in the option agreements. In additions, the Company has issued stock warrants to key employees, consultants, and certain investors, with expiration dates of one-to-five years. Effective January 1, 2005, the Company adopted early application of SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was previously used by the Company (See Note 18). Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Under APB 25, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price, the intrinsic value method. Under SFAS 123R, “Accounting for Stock-Based Compensation”, the Company recognizes an expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Beginning January 1, 2005, all stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123R and related interpretations. The change to FSAS No. 123 has been accounted for as change in account accounting principle and the cumulative effect on prior years has been reflected on the consolidated statement of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

Note 11. Stock Options and Warrants (continued)

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS 148 had been applied for the year ended December 31, 2004 and 2003 (adjusted for conversion of shares due to merger).

	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003
Net Loss, as reported	$(6,473,468)	$(5,278,069)
Add: Stock-based employee compensation expense attributable to common stock options and warrants	347,479	139,121
Less: Stock-based employee compensation expense attributable to common stock options determined under fair value based method	(469,522)	(162,989)

Net Loss, as Adjusted	$(6,595,511)	$(5,301,937)

Loss Per Share-Basic, as Reported	$(.30)	$(1.21)

Loss Per Share-Diluted, as Reported	$(.17)	$(.23)

Loss Per Share-Basic, as Adjusted	$(.30)	$(1.21)

Loss Per Share-Diluted, as Adjusted	$(.17)	$(.23)

The summary of the status of the Company’s stock option plan as of December 31, 2005, 2004 and 2003 and changes during the periods then ended is as follows (adjusted for conversion of shares due to merger):

	2005		2004		2003
	Number of Options/ Warrants	Weighted Average Exercise Price	Number of Options/ Warrants	Weighted Average Exercise Price	Number of Options/ Warrants	Weighted Average Exercise Price
Outstanding at Beginning of Period	22,757,921	$.67	16,178,349	$.47	10,527,826	$.48
Options Granted	4,175,771	$.53	967,657	$.83	5,800,038	$.48
Warrants Granted	9,467,015	$.34	9,275,203	$.89	847,055	$.36
Exercised	(6,337,688)	$.56	(978,340)	$.25	-0-	n/a
Forfeited	(2,278,417)	$.55	(2,684,948)	$.48	(996,570)	$(45)

Outstanding at End of Period	27,784,602	$.57	22,757,921	$.67	16,178,349	$.47

Options Exercisable at End of Period	16,918,676	$.60	17,038,724	$.45	4,020,194	$.49
Weighted-average Fair Value of Options Granted During the Period		$.32		$.05		$.03

As of December 31, 2005, the range of option and warrant exercise prices for outstanding and exercisable options and warrants was $.01 to $1.80 with a weighted average remaining contractual life of 1.93 years.

During the years ended December 31, 2005, 2004 and 2003, total compensation costs recognized in income from stock-based compensation awards was $311,629, $347,479 and $1,037,073, respectively.

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

Note 12. Stock Appreciation Rights and Restricted Share Units

In October 2002, the Company reduced compensation 25% for all executives of the Company. In November, the compensation of the Chief Executive Officer and President was further reduced to the minimum salary necessary to maintain group insurance coverage. To provide the Company executives the opportunity to restore this lost compensation at a future date a Stock Appreciation Rights Plan (Plan) was established effective October 1, 2002. The Plan provides that at the time the Company changes ownership or becomes a publicly held company (per specific provisions in the Plan), the Company executives receive in Company stock or cash the differential amount between the fair market value of the Company stock and the applicable initial value of their stock appreciation rights. For the period from October 1, 2002 through April 30, 2003, the conversion rate was $1.875 per each stock appreciation right for each $1.00 in reduced salary. Effective May 1, 2003, the conversion rate was amended to $3.00 per each stock appreciation right for each $1.00 in reduced salary. As of December 31, 2003, this was a total aggregate salary reduction amount of $740,082.

On December 31, 2003, the Company terminated its Stock Appreciation Plan and cancelled all outstanding rights granted. As consideration for the consideration of rights cancelled, each employee received restricted stock or cancellation their notes receivable (See Note 4) at rate of $3 per right. On December 31, 2003, the Company amended its 2002 Stock Option Plan to properly administer the granting of Restricted Stock. Under the amended plan, employees are granted restricted units without cost to the employee. Each restricted share unit awarded to a participant represents an unfunded, unsecured right, which is nontransferable except in the event of death, of the employee to receive one share of common stock, $.01 par value on the date specified in the grant. As a result of the reverse merger with Digital Data Networks, Inc., each right to receive one share of common stock, $.01 par value was converted into a right to receive shares of common stock, no par value per share, and preferred stock series B, no par value per share as outlined in the merger agreement. On June 3, 2004, the right to receive preferred stock Series B, no par value per share, was converted in a right to receive shares of common stock, no par value per share (See Note 19). The restricted share units granted under the plan vest evenly over three years, with immediate vesting upon termination. Information with respect to restricted share units and stock appreciation rights as of December 31, 2005, 2004 and 2003 (Adjusted for reverse merger dated February 26, 2004) is as follows:

	2005	2004	2003
Stock Appreciation Rights Outstanding-Beginning of Year	-0-	-0-	54,522
Stock Appreciation Rights Granted	-0-	-0-	244,807
Rights Applied Towards Cancellation of Notes Receivable	-0-	-0-	(59,848)
Conversion to Restricted Units	-0-	-0-	(239,481)

Stock Appreciation Rights Outstanding-End of Year	-0-	-0-	-0-

	2005		2004		2003
	Common	Preferred	Common	Preferred	Common	Preferred
Restricted Stock-Beginning of Year	991,858	-0-	542,315	14,196		-0-
Restricted Stock Granted	-0-	-0-	-0-	-0-	542,315	14,196
Conversion of Preferred to Common	-0-	-0-	889,613	(14,196)	-0-	-0-
Transfer to Common Stock Due to Lapse of Restrictions	(609,290)	-0-	(440,070)	-0-	-0-	-0-

Restricted Stock-End of Year	382,568	-0-	991,858	-0-	542,315	14,196

Weighted Average Fair Value of Shares		$.45		$.45		$.45
Pre-Tax Compensation Expense Charged to Earnings, net of cancellations		$-0-		$-0-		$727,606
Cancellation of Notes Receivable		$-0-		$-0-		$179,544

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

Note 13. Deferred Compensation Plan

In September 2003, the Company instituted a second salary reduction plan whereas executives of the Company agreed to an additional decrease in salary. Under this plan, the Company will repay the difference between the wages paid immediately prior to the start of the plan and their reduced salary plus 20% of the difference. The deferred amount is due at a time when the company becomes profitable. As of December 31, 2005, 2004 and 2003, the amount of deferred compensation accrued was $303,692, $374,899 and $143,184, respectively.

Note 14. Employee Benefit Plans

During the year ended December 31, 2005, the Company discontinued using a professional employment organization (PEO) for its payroll and began doing payroll internally. As a result, benefits provided through the PEO such as dental, disability, life insurance and 401K plan were terminated. The Company does still provide health insurance benefits previously provided through the PEO.

Note 15. Lease Obligation

The Company leases its office facilities in Atlanta, Georgia under an operating lease expiring in April 2007. It also leases an engineering center in Redwood City, California under an operating lease expiring in February 2006.

The Company leased its former headquarters in Boca Raton under an operating lease that expired in January 2005.

During the year ended December 31, 2004, the Company subleased the Atlanta space to a third-party tenant while it was headquartered in Boca Raton. In December 2004, the Company relocated its headquarters back to Atlanta, Georgia.

Total rents paid during the years ended December 31, 2005, 2004 and 2003 were $206,889, $306,671 and $215,789.

Total rents received from subleases during the years ended December 31, 2005, 2004 and 2003 were $-0-, $93,948 and $42,625.

Future minimum lease obligations under all operating leases are as follows:

December 31, 2006	$119,426
December 31, 2007	37,891
December 31, 2008	-0-
December 31, 2009	-0-
December 31, 2010	-0-

$157,317

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

Note 16. Realization of Assets

As shown in the accompanying financial statement, the Company incurred a net loss of $8,027,647, $6,473,468 and $5,278,069 during the years ended December 31, 2005, 2004 and 2003, respectively, and as of December 31, 2005, the Company’s current liabilities exceeded its current assets by $5,522,239 and its total liabilities exceeded its total assets by $$903,883.

The factors noted in the preceding paragraph, as well as the uncertain conditions that the Company faces relative to its ongoing debt and equity fund-raising efforts, creates a substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s success in its ability to obtain needed financing and increase revenues.

The Company has identified several new business strategies that should enable the Company to reach its profitability goals. First, the Company currently has a detailed plan under which it will bring in new capital for both its short term as well as its long term liquidity needs. The Company is in negotiations with several companies to enable the Company to ultimately expand the market and revenues for its products and services. Management believes that new products it has in development, the potential for newly identified business relationships coupled with new capital from sophisticated institutional investors, should allow the Company to achieve its goal of positive cash flow within the next twelve months.

Note 17. Contingencies

On June 30, 2003, the Company filed a demand for arbitration against the former majority owner of SuperCaller Community, Inc., a Delaware corporation acquired by the Company in September 2002 (“SuperCaller”), seeking damages in the amount of $452,250, which represents the amount of liabilities exceeding the $400,000 threshold as of September 17, 2002 permitted by the purchase agreement pursuant to which Company acquired SuperCaller.

On December 22, 2003, former stockholders of SuperCaller, filed a lawsuit against the Company in the United States District Court for the Northern District of California, San Francisco Division. The plaintiffs alleged that i2 Delaware and certain of its affiliates and representatives deceived the plaintiffs into selling SuperCaller to the Company, among other things.

On March 27, 2006, all federal claims against the Company and related parties in the United States District Court in San Francisco were “dismissed with prejudice” by Judge Vaughn Walker. The claimants had asserted that they had ownership of certain core Intellectual Property of the Company. In addition, the court declined to exercise supplemental jurisdiction over the remaining state law claims which were all “dismissed” as well. Therefore, no loss or liability has been recorded in the Company’s financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

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

In August 2004, the Company the completed a private placement of 4,500 shares of its preferred stock series D, warrants to purchase 2,812,500 shares of its common stock, and 1,125 additional investment right units (AIRS) for an aggregate purchase price of $4.5 million. The preferred stock calls for quarterly dividends at 7% paid quarterly on a cumulative basis. Dividends not paid on the payable date require interest at a rate of 13% per annum from the payable date to date paid. The shares of preferred stock series D are convertible into an aggregate of 5,625,000 shares of common stock with each share of preferred stock series D being convertible into 1,250 shares of common stock. Each additional investment right unit (AIR) is exercisable into one share of preferred stock series D and a warrant to purchase 625 shares of common stock at an exercise price of $1,000 per unit. The warrants issued in the private placement and issuable upon exercise of the additional investment right units are exercisable for a period of three years at a price of $.96 per share.

During the year ended December 31, 2005, the Company received $575,000 from the exercise of 600 AIRS.

During the year ended December 31, 2005, 665 shares of the Company’s preferred stock were converted into 831,250 shares of common stock.

In July 2005, the Company the completed a private placement of 800 shares of its preferred stock series E for $800,000. The preferred stock calls for quarterly dividends at 3% paid quarterly on a cumulative basis. The shares of preferred stock series D are convertible into 2,000,000 shares of common stock at $.40 each and warrants to purchase common stock at $.50 per share for a three year period.

On September 12, 2005, the Company entered into an agreement for a $1,200,000 Secured Loan Facility with a trust and two individuals. The terms of the agreement call for a repayment of the loan on January 31, 2006 with a 10% annual percentage rate of interest and the issuance of 1,200,000 warrants exercisable at $.50 each for a period of three years. This effectively changed the conversion price of the Series E Convertible Preferred holders warrants of which there were 1,000,000 outstanding and exercisable at $.60 per share to $.50 per share. The warrants were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2).

On December 9, 2005, the Company entered into an agreement with the holders of Series D and Series E Convertible Preferred Stock (“Series D” and “Series E”) of the Company to modify the terms whereby;

•	The exercise price will be fixed at $.20 per share into the common shares of the Company;

•	There will be a mandatory conversion of the shares of Series D and Series E into common shares upon the Company’s common shares trading at or above 200% of the exercise price for 20 consecutive trading days;

•	The exercise price of any of the Series D and Series E warrants will be fixed at $.20 per share into the common shares of the Company;

•	Any future anti-dilution full-ratchet provisions are eliminated.

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

Note 18. Preferred Stock (continued)

On March 29, 2006, the shareholders approved an amendment to the Certificate of Designations of Rights and Preferences of its Preferred Stock Series D and E in accordance with the above mentioned agreement.

On March 29, 2006, the shareholders approved an amendment to the Certificate of Designations of Rights and Preferences of its Preferred Stock Series D and E in accordance with the above mentioned agreement.

Any outstanding dividends owed to the Series D and Series E holders will be converted to common stock at 90% of the average closing bid price of the Company’s common stock for the 20 consecutive trading days immediately prior to the applicable dividend date for the dividend periods of the Company’s second, third and fourth quarters.

During the years ended December 31, 2005, 2004 and 2003, the Company accrued dividends of $400,237, $43,983 and $-0-. As of December 31, 2005, the company has unpaid dividends of $251,238.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

Note 20. Subsequent Events

On January 9, 2006, the Company closed a financing transaction in which it sold 10% secured convertible debentures (the “Debentures”) to Cornell Capital Partners, LP (“Cornell”) to raise $1,750,000 pursuant to a Securities Purchase Agreement dated thereof (the “Securities Purchase Agreement”). The Company received $600,000 upon closing, will receive another $600,000 on the date the registration statement is filed pursuant to Investors Registration Rights Agreement dated thereof between the Company and Cornell (the “Registration Rights Agreement”), provided that the Company’s Board of Directors shall have consented, subject to shareholder approval, to increase it’s authorized shares of Common Stock to at least two hundred fifty million (250,000,000) and the Company shall have entered into irrevocable voting agreements, with the Buyer(s) as a third party beneficiary of such agreements, with shareholders of the Company who are the beneficial owners of an excess of fifty percent (50%) of the Company’s outstanding shares of Common Stock as of the date hereof, wherein such shareholders shall irrevocably vote in favor of increasing the Company’s authorized shares of Common Stock to at least two hundred fifty million (250,000,000), and the Company shall receive $550,000 one business day prior to the date the registration statement is declared effective by the Securities and Exchange Commission (the “Commission”). The Debentures mature on January 9, 2009. The Debentures are convertible from time to time into the common stock of the Company by Cornell at the price per share equal to the lesser of (1) ninety percent (95%) of the lowest volume weighted average price of the Company’s common stock, as quoted by Bloomberg, LP, for the thirty (30) trading days immediately preceding the conversion date or (2) $0.10. In the event that the volume weighted average price of the Company’s common stock, as quoted by Bloomberg, LP, is below Four Cents ($0.04) for ten (10) consecutive Trading Days, Cornell shall not, unless waived by the Company, convert more than Two Hundred Thousand Dollars ($200,000) of principal and interest due and outstanding under the Debentures into shares of the Company’s common stock in any thirty (30) calendar day period. Additionally, Cornell may not convert the Debentures or exercise the Warrant (as defined below) if such conversion or exercise would result in Cornell, together with any affiliate thereof, beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1933 and the rules promulgated thereunder) in excess of 4.9% of the then issued and outstanding shares of the Company’s common stock. The Company has an option to redeem a portion or all of the outstanding principle convertible Debentures, provided that the price of the Company’s common stock is trading below the Fixed Conversion Price, with the redeem price of one hundred twenty percent (120%) of the amount redeemed plus accrued interest.

The Company and its subsidiaries granted Cornell a security interest in certain of its assets pursuant to a Security Agreement dated January 9, 2006 between the Company and Cornell and a Debenture dated January 9, 2006 between i2 Telecom International Limited and Cornell (collectively, the “Security Agreements”). The Company entered into a Pledge and Escrow Agreement with Cornell, dated January 9, 2006 (the “Pledge Agreement”) whereby the Company agreed to pledge 100,000,000 shares of its common stock until such time all obligations under the Debentures have been satisfied. In December 2005, pursuant to the Pledge Agreement, the Company delivered to the Escrow Agent stock certificates representing 26,987,667 shares of the Company’s common stock with the remaining 72,198,494 shares of common stock to be delivered at such time as the authorized shares of the Company’s common stock is increased to at least two hundred fifty million (250,000,000) shares. Additionally, certain of the Company’s shareholders pledged and delivered to the Escrow Agent stock certificates representing a total of 8,269,751 shares of common stock (the “Stockholder Pledge Shares”) pursuant to Pledge Agreements entered into by and among the shareholders, the Company and Cornell dated January 9, 2006 (the “Shareholder Pledge Agreements”). The Stockholder Pledge Shares will be returned to the shareholders when the Company completes delivery of the Company Pledge Shares to the Escrow Agent. The Company paid Yorkville Advisors, LLC a structuring fee of $15,000 and shall pay a commitment fee equal to 10% of the total purchase price of the Debentures of which $60,000 was paid on January 9, 2006 upon the funding of $600,000 of the Debentures. Cornell also received a three-year warrant to purchase 7,150,000 shares of common stock at an exercise price of $0.07 per share (the “Warrant”).

As of March 29, 2006, the Company has only received $600,000.

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

Note 20. Subsequent Events (continued)

On March 29, 2006, the shareholders of the Company approved by majority of the voting shares to increase the total number of shares which the corporation is authorized to issue 250,000,000 of common stock having no par value and the 1,000,000 shares of preferred stock having no par value remained the same.

Note 21. Restatement of Prior Financial Statements

During the year end December 31, 2005, the Company determined costs related to patent pending technology was being amortized in error due to the indeterminable lives of the patents not yet issued. In accordance with SFAS No. 142, intangible assets with an indefinite life are not amortized but are tested for impairment at least annually or whenever changes circumstances indicate that the carrying value may not be recoverable.

In addition, the earning per share computation did not reflect the dividends paid on preferred stock. Therefore, the financial statements for the years ended December 31, 2004 and 2003 have been restated to remove the amortization expense related to the patent pending technology. The effect of the restatement on the Company’s originally reported results of operations for the years ended December 31, 2004 and 2003 are summarized below:

	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003
Net Loss, as originally reported	$(6,693,314)	$(5,493,729)

Reversal of amortization expense included In original report	219,846	215,660

Net Loss, as restated	$(6,473,468)	$(5,278,069)

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

Note 21. Restatement of Prior Financial Statements (continued)

The following is a summary of the effect of the restatement on the originally issued consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for the years ended December 31, 2004 and 2003.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2004 and 2003

	Previously Reported 2004	As Restated 2004	Previously Reported 2003	As Restated 2003
ASSETS
Current Assets
Cash	$231,127	$231,127	$671,421	$671,421
Restricted Cash	-0-	-0-	-0-	-0-
Accounts Receivable, Net	232,371	232,371	146,738	146,738
Inventories	961,056	961,056	767,011	767,011
Prepaid Expenses and Other Current Assets	231,966	231,966	19,534	19,534

Total Current Assets	1,656,520	1,656,520	1,604,704	1,604,704

Property and Equipment, Net	1,267,763	1,267,763	830,296	830,296

Other Assets
Intangible Assets	2,880,579	3,316,085	3,072,287	3,287,947
Deposits	78,164	78,164	43,064	43,064

Total Other Assets	2,958,743	3,394,249	3,115,351	3,331,011

Total Assets	$5,883,026	$6,318,532	$5,550,351	$5,766,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities	$1,303,656	$1,303,656	$756,490	$756,490
Accounts Payable and Accrued Expenses	99,901	99,901	100,000	100,000
Deferred Revenue	100,000	100,000	350,000	350,000
Notes Payable-Current	-0-	-0-	225,000	225,000
Notes Payable-Related Parties

Total Current Liabilities	1,503,557	1,503,557	1,431,490	1,431,490

Stockholders’ Equity (Deficit)
Preferred Stock	4,175,000	4,175,000	8,606,555	8,606,555
Common Stock	13,035,158	13,035,158	1,649,880	1,649,880
Restricted Stock
Common Stock	497,646	497,646	272,096	272,096
Preferred Stock	-0-	-0-	446,347	446,347
Additional Paid-In Capital	404,100	404,100	139,121	139,121
Accumulated Deficit	(13,732,435)	(13,296,929)	(6,995,138)	(6,779,478)

Total Stockholders’ Equity (Deficit)	4,379,469	4,814,975	4,118,861	4,334,521

Total Liabilities and Stockholders’ Equity (Deficit)	$5,883,026	$6,318,532	$5,550,351	$5,766,011

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

Note 21. Restatement of Prior Financial Statements (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2004 and 2003

	Previously Reported 2004	As Restated 2004	Previously Reported 2003	As Restated 2003
Revenue	$547,656	$547,656	$146,665	$146,665

Cost of Revenue	565,225	565,225	395,251	395,251

Gross Profit (Loss)	(17,569)	(17,569)	(248,586)	(248,586)

General and Administrative Expenses	6,675,769	6,455,923	4,917,163	4,701,503

Loss From Operations	(6,693,338)	(6,473,492)	(5,165,749)	(4,950,089)

Other Income (Expense)
Interest Income	3,044	3,044	7,272	7,272
Interest Expense	(30,070)	(30,070)	(217,252)	(217,252)
Gain on Forbearance of Debt	27,643	27,643	-0-	-0-
Loss on Disposal of Assets	(593)	(593)	-0-	-0-
Loss on Subscription List	-0-	-0-	(118,000)	(118,000)

Total Other Income (Expense)	24	24	(327,980)	(327,980)

Net Loss	(6,693,314)	(6,473,468)	$(5,493,729)	$(5,278,069)
Dividends on Preferred Stock	-0-	(43,983)	-0-	-0-

Net Loss Available to Common Shareholders	$(6,693,314)	$(6,517,451)	$(5,493,729)	$(5,278,069)

Weighted Average Common Shares:
Basic	22,499,279	22,499,279	4,365,130	4,365,130
Diluted	39,703,035	39,703,035	23,066,878	23,066,878

Earnings Per Common Share:
Basis	$(.30)	$(.29)	$(1.26)	$(1.21)
Diluted	(.17)	(.16)	(.24)	(.23)

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

Note 21. Restatement of Prior Financial Statements (continued)

CONSOLIDATED STATEMENT OF CASH FLOWS

As of December 31, 2004 and 2003

	Previously Reported 2004	As Restated 2004	Previously Reported 2003	As Restated 2003
Cash Flows From Operations
Net Loss From Continuing Operations	$(6,693,314)	$(6,473,468)	$(5,493,729)	$(5,278,069)
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Bad Debts	75,000	75,000	-0-	-0-
Depreciation and Amortization	457,637	237,791	364,188	148,528
Interest Paid Via Issuance of Stock	-0-	-0-	192,604	192,604
Gain on Forbearance of Debt	(27,643)	(27,643)	-0-	-0-
Loss on Disposal of Assets	593	593	-0-	-0-
Stock Compensation	347,479	347,479	1,037,073	1,037,073
Cumulative Effect of Accounting Change	-0-	-0-	-0-	-0-
(Increase) Decrease In:
Accounts Receivable	(160,633)	(160,633)	(146,738)	(146,738)
Inventories	(194,045)	(194,045)	(431,684)	(431,684)
Prepaid Expenses	(171,489)	(171,489)	2,681	2,681
Other Assets	(35,100)	(35,100)	(19,577)	(19,577)
Increase (Decrease) In:
Accounts Payable and Accrued Expenses	514,809	514,809	3,457	3,457
Deferred Revenue	(99)	(99)	100,000	100,000

Net Cash Used In Operating Activities	(5,886,805)	(5,886,805)	(4,391,725)	(4,391,725)

Cash Flows From Investing Activities
Proceeds from Disposal of Assets	6,433	6,433	-0-	-0-
Equipment Purchases	(682,283)	(682,283)	(887,687)	(887,687)
Payments for Patents and Trademarks	(28,139)	(28,139)	(89,658)	(89,658)

Net Cash Used In Investing Activities	(703,989)	(703,989)	(977,345)	(977,345)

Cash Flows From Financing Activities
Proceeds From Shareholder Loans	-0-	-0-	225,000	225,000
Payments of Shareholder Loans	(225,000)	(225,000)	(6,000)	(6,000)
Proceeds from Issuance of Convertible Notes	985,000	985,000	5,900,000	5,900,000
Proceeds From Notes Payable	-0-	-0-	-0-	-0-
Payment of Notes Payable	(290,943)	(290,943)	(100,000)	(100,000)
Issuance of Common Stock	210,426	210,426	600	600
Issuance of Preferred Stock	5,515,000	5,515,000	-0-	-0-
Proceeds from Stock Notes Receivable	-0-	-0-	19,412	19,412
Dividends Paid	(43,983)	(43,983)	-0-	-0-

Net Cash Provided By Financing Activities	6,150,500	6,150,500	6,039,012	6,039,012

Increase (Decrease) in Cash	(440,294)	(440,294)	669,942	669,942
Balance, Beginning of Period	671,421	671,421	1,479	1,479

Balance, End of Period	$231,127	$231,127	$671,421	$671,421

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

Note 21. Restatement of Prior Financial Statements (continued)

The following is a summary of the effect of the restatement on the originally issued consolidated statements of operations for the each of the three quarters ended during 2005, 2004 and 2003.

	2005 Quarters (Unaudited)
	1st Quarter		2nd Quarter		3rd Quarter
	As Previously Report	As Restated	As Previously Report	As Restated	As Previously Report	As Restated
Revenue	$186,308	$186,308	$266,230	$266,230	$49,851	$49,851
Cost of Revenue	117,026	117,026	289,071	289,071	369,492	369,492

Gross Profit (Loss)	69,282	69,282	(22,841)	(22,841)	(319,641)	(319,641)
General and Administrative Expenses	1,753,013	1,697,707	1,952,305	1,896,804	2,351,050	2,295,520

Loss From Operations	(1,683,731)	(1,628,425)	(1,975,146)	(1,919,645)	(2,670,691)	(2,615,161)

Other Income (Expense)	(3,798)	(3,798)	(8,216)	(8,216)	338,673	338,673

Loss Before Cumulative Effect of Accounting Change	(1,687,529)	(1,632,223)	(1,983,362)	(1,927,861)	(2,332,018)	(2,276,488)
Cumulative Effect of Accounting Change On Years Prior to 2005, Net of Income Tax of $-0-	(340,117)	(340,117)	(-0-)	(-0-)	-0-	-0-

Net Loss	(2,027,646)	(1,972,340)	(1,983,362)	(1,927,861)	(2,332,018)	(2,276,488)
Dividends on Preferred Stock	-0-	(75,906)	-0-	(146,331)	-0-	-0-

Net Loss Available to Common Shareholders	$(2,027,646)	$(2,048,246)	$(1,983,362)	$(2,074,192)	$(2,332,018)	$(2,276,488)

Weighted Average Common Shares
Basic	35,390,091	35,390,091	37,045,149	37,045,149	37,337,737	37,337,737
Diluted	40,327,674	40,327,674	49,087,015	49,087,015	59,579,681	59,579,681

Basic Earnings Per Common Share:
Loss Before Cumulative Effect of Accounting Change	$(.05)	$(.05)	$(.05)	$(.05)	$(.07)	$(.06)
Cumulative Effect of Accounting Change	(.01)	(.01)	(.00)	(.00)	(.00)	(.00)

Net Loss	$(.06)	$(.06)	$(.05)	$(.05)	$(.07)	$(.06)

Diluted Earnings Per Common Share:
Loss Before Cumulative Effect of Accounting Change	$(.04)	$(.04)	$(.04)	$(.04)	$(.04)	$(.05)
Cumulative Effect of Accounting Change	(.01)	(.01)	(.00)	(.00)	(.00)	(.00)

Net Loss	$(.05)	$(.05)	$(.04)	$(.04)	$(.04)	$(.05)

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

Note 21. Restatement of Prior Financial Statements (continued)

	2005 Year-to-Dates (Unaudited)
	3 Months Ended March 31, 2005		6 Months Ended June 30, 2005		9 Months Ended September 30, 2005
	As Previously Report	As Restated	As Previously Report	As Restated	As Previously Report	As Restated
Revenue	$186,308	$186,308	$452,538	$452,538	$502,389	$502,389
Cost of Revenue	117,026	117,026	406,097	406,097	775,589	775,589

Gross Profit (Loss)	69,282	69,282	46,441	46,441	(273,200)	(273,200)
General and Administrative Expenses	1,753,013	1,697,707	3,705,318	3,594,511	6,056,368	5,890,031

Loss From Operations	(1,683,731)	(1,628,425)	(3,658,877)	(3,548,070)	(6,329,568)	(6,163,231)

Other Income (Expense)	(3,798)	(3,798)	(12,014)	(12,014)	326,659	326,659

Loss Before Cumulative Effect of Accounting Change	(1,687,529)	(1,632,223)	(3,670,891)	(3,560,084)	(6,002,909)	(5,836,572)
Cumulative Effect of Accounting Change On Years Prior to 2005, Net of Income Tax of $-0-	(340,117)	(340,117)	(340,117)	(340,117)	(340,117)	(340,117)

Net Loss	(2,027,646)	(1,972,340)	(4,011,008)	(3,900,201)	(6,343,026)	(6,176,689)
Dividends on Preferred Stock	-0-	(75,906)	-0-	(222,237)	-0-	(222,237)

Net Loss Available to Common Shareholders	$(2,027,646)	$(2,048,246)	$(4,011,008)	$(4,122,438)	$(6,343,026)	$(6,398,926)

Weighted Average Common Shares
Basic	35,390,091	35,390,091	36,258,732	36,258,732	36,609,532	36,609,532
Diluted	40,327,674	40,327,674	42,542,051	42,542,051	48,075,234	48,075,234

Basic Earnings Per Common Share:
Loss Before Cumulative Effect of Accounting Change	$(.05)	$(.05)	$(.10)	$(.10)	$(.17)	$(.17)
Cumulative Effect of Accounting Change	(.01)	(.01)	(.01)	(.01)	(.01)	(.01)

Net Loss	$(.06)	$(.06)	$(.11)	$(.11)	$(.18)	$(.18)

Diluted Earnings Per Common Share:
Loss Before Cumulative Effect of Accounting Change	$(.04)	$(.04)	$(.08)	$(.08)	$(.13)	$(.12)
Cumulative Effect of Accounting Change	(.01)	(.01)	(.01)	(.01)	(.01)	(.01)

Net Loss	$(.05)	$(.05)	$(.09)	$(.09)	$(.14)	$(.13)

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

Note 21. Restatement of Prior Financial Statements (continued)

	2004 Quarters (Unaudited)
	1st Quarter		2nd Quarter		3rd Quarter
	As Previously Report	As Restated	As Previously Report	As Restated	As Previously Report	As Restated
Revenue	$127,444	$127,444	$138,944	$138,944	$215,172	$215,172
Cost of Revenue	173,383	173,383	115,269	115,269	199,975	199,975

Gross Profit (Loss)	(45,939)	(45,939)	23,675	23,675	15,197	15,197

General and Administrative Expenses	1,429,129	1,374,481	1,525,043	1,470,395	1,827,845	1,773,197

Loss From Operations	(1,475,068)	(1,420,420)	(1,501,368)	(1,446,720)	(1,812,648)	(1,758,000)

Other Income (Expense)	(10,232)	(10,232)	(6,875)	(6,875)	19,166	19,166

Net Loss	(1,485,300)	(1,430,652)	(1,508,243)	(1,453,595)	(1,793,482)	(1,738,834)
Dividends on Preferred Stock	-0-	-0-	-0-	-0-	-0-	-0-

Net Loss Available to Common Shareholders	$(1,485,300)	$(1,430,652)	$(1,508,243)	$(1,453,595)	$(1,793,482)	$(1,738,834)

Weighted Average Common Shares
Basic	6,212,247	6,212,247	16,544,261	16,544,261	34,238,549	34,238,549
Diluted	33,052,704	33,052,704	43,735,229	43,735,229	46,981,359	46,981,359

Basic Earnings Per Common Share:
Basic	$(.24)	$(.23)	$(.09)	$(.09)	$(.05)	$(.05)
Diluted	(.04)	(.04)	(.03)	(.03)	(.04)	(.04)

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

Note 21. Restatement of Prior Financial Statements (continued)

	2004 Year-to-Dates (Unaudited)
	3 Months Ended March 31, 2004		6 Months Ended June 30, 2004		9 Months Ended September 30, 2004
	As Previously Report	As Restated	As Previously Report	As Restated	As Previously Report	As Restated
Revenue	$127,444	$127,444	$266,388	$266,388	$481,560	$481,560
Cost of Revenue	173,383	173,383	288,652	288,652	488,627	488,627

Gross Profit (Loss)	(45,939)	(45,939)	(22,264)	(22,264)	(7,067)	(7,067)

General and Administrative Expenses	1,429,129	1,374,481	2,954,172	2,844,876	4,872,017	4,708,073

Loss From Operations	(1,475,068)	(1,420,420)	(2,976,436)	(2,867,140)	(4,879,084)	(4,715,140)

Other Income (Expense)	(10,232)	(10,232)	(17,107)	(17,107)	2,059	2,059

Net Loss	(1,485,300)	(1,430,652)	(2,993,543)	(2,884,247)	(4,877,025)	(4,713,081)
Dividends on Preferred Stock	-0-	-0-	-0-	-0-	-0-	-0-

Net Loss Available to Common Shareholders	$(1,485,300)	$(1,430,652)	$(2,993,543)	$(2,884,247)	$(4,877,025)	$(4,713,081)

Weighted Average Common Shares
Basic	6,212,247	6,212,247	11,401,693	11,401,693	19,069,547	19,069,547
Diluted	33,052,704	33,052,704	39,572,693	39,572,693	39,217,702	39,217,702

Basic Earnings Per Common Share:
Basic	$(.24)	$(.23)	$(.26)	$(.25)	$(.25)	$(.25)
Diluted	(.04)	(.04)	(.08)	(.07)	(.12)	(.12)

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

Note 21. Restatement of Prior Financial Statements (continued)

	2003 Quarters (Unaudited)
	1st Quarter		2nd Quarter		3rd Quarter
	As Previously Report	As Restated	As Previously Report	As Restated	As Previously Report	As Restated
Revenue	$79,200	$79,200	$29,550	$29,550	$15,277	$15,277
Cost of Revenue	189,017	189,017	136,755	136,755	33,152	33,152

Gross Profit (Loss)	(109,817)	(109,817)	(107,205)	(107,205)	(17,875)	(17,875)

General and Administrative Expenses	1,076,717	1,023,220	728,370	674,837	971,045	917,155

Loss From Operations	(1,186,534)	(1,133,037)	(835,575)	(782,042)	(988,920)	(935,030)

Other Income (Expense)	(47,226)	(47,226)	(33,198)	(33,198)	(55,158)	(55,158)

Net Loss	(1,233,760)	(1,180,263)	(868,773)	(815,240)	(1,044,078)	(990,188)
Dividends on Preferred Stock	-0-	-0-	-0-	-0-	-0-	-0-

Net Loss Available to Common Shareholders	$(1,233,760)	$(1,180,263)	$(868,773)	$(815,240)	$(1,044,078)	$(990,188)

Weighted Average Common Shares
Basic	4,387,820	4,387,820	4,384,385	4,384,385	4,372,570	4,372,570
Diluted	19,103,805	19,103,805	20,059,011	20,059,011	25,930,774	25,930,774

Basic Earnings Per Common Share:
Basic	$(.28)	$(.27)	$(.20)	$(.19)	$(.24)	$(.23)
Diluted	(.06)	(.06)	(.04)	(.04)	(.04)	(.04)

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

Note 21. Restatement of Prior Financial Statements (continued)

	2003 Year-to-Dates (Unaudited)
	3 Months Ended March 31, 2003		6 Months Ended June 30, 2003		9 Months Ended September 30, 2003
	As Previously Report	As Restated	As Previously Report	As Restated	As Previously Report	As Restated
Revenue	$79,200	$79,200	$108,750	$108,750	$124,027	$124,027
Cost of Revenue	189,017	189,017	325,772	325,772	358,924	358,924

Gross Profit (Loss)	(109,817)	(109,817)	(217,022)	(217,022)	(234,897)	(234,897)

General and Administrative Expenses	1,076,717	1,023,220	1,805,087	1,698,057	2,776,132	2,615,212

Loss From Operations	(1,186,534)	(1,133,037)	(2,022,109)	(1,915,079)	(3,011,029)	(2,850,109)

Other Income (Expense)	(47,226)	(47,226)	(80,424)	(80,424)	(135,582)	(135,582)

Net Loss	(1,233,760)	(1,180,263)	(2,102,533)	(1,995,503)	(3,146,611)	(2,985,691)
Dividends on Preferred Stock	-0-	-0-	-0-	-0-	-0-	-0-

Net Loss Available to Common Shareholders	$(1,233,760)	$(1,180,263)	$(2,102,533)	$(1,995,503)	$(3,146,611)	$(2,985,691)

Weighted Average Common Shares
Basic	4,387,820	4,387,820	4,397,194	4,397,194	4,381,536	4,381,536
Diluted	19,103,805	19,103,805	16,276,360	16,276,360	21,722,871	21,722,871

Basic Earnings Per Common Share:
Basic	$(.28)	$(.27)	$(.48)	$(.45)	$(.72)	$(.68)
Diluted	(.06)	(.06)	(.13)	(.12)	(.14)	(.14)

The accompanying notes are an integral part of the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I2 TELECOM INTERNATIONAL, INC.

By:	/s/ Paul R. Arena
Paul R. Arena
Chairman of the Board and Chief Executive Officer

Date: April 3, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Paul R. Arena Paul R. Arena	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and (Principal Financial Officer)	April 3, 2006

/s/ James R. Rose	Director and Chief Technical Officer	April 3, 2006
James R. Rose

/s/ Audrey L. Braswell	Director	April 3, 2006
Audrey L. Braswell

EXHIBIT LIST

Exhibit No.	Exhibit	Method of Filing
2.1	Agreement and Plan of Merger dated as of January 30, 2004, among the Company, DDN Acquisition Corporation and i2 Telecom Communications, Inc. (The schedules to the Agreement and Plan of Merger have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-B, and the Company agrees to furnish copies of such omitted schedules supplementally to the Securities and Exchange Commission upon request.)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 2, 2004.

2.2	Asset Purchase Agreement dated as of January 30, 2004, between the Company and InTransit Media, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on February 2, 2004.

2.3	First Amendment to Asset Purchase Agreement, dated February 26, 2004, between the Company and InTransit Media, Inc.	Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on March 12, 2004.

2.4	Securities Purchase Agreement dated as of August 11, 2004, among the Company and each of the buyers signatory thereto. (The schedules to the Securities Purchase Agreement have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-B, and the Company agrees to furnish copies of such omitted schedules supplementally to the Securities and Exchange Commission upon request.)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 13, 2004.

3.1	Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

3.2	Bylaws, as amended	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

3.3	Certificate of Designations of Rights and Preferences of Preferred Stock Series D of i2 Telecom International, Inc.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 13, 2004.

3.4	Amendment to the Company’s Articles of Incorporation filed June 3, 2004.	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

3.5	Amendment to the Company’s Articles of Incorporation filed August 10, 2004.	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

3.6	Certificate of Designations for Series E Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 22, 2005

4.1	Form of Warrant issued by the Company to each buyer in connection with the 2004 Private Placement.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 13, 2004.

4.2	Form of Additional Investment Right issued by the Company to each buyer in connection with the 2004 Private Placement.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 13, 2004.

4.3	Registration Rights Agreement among the Company and the buyers signatory thereto entered into in connection with the 2004 Private Placement.	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed August 13, 2004.

4.4	Form of Warrant issued by i2 Telecom International, Inc., a Delaware corporation, and converted in the Merger, exercisable until February 27, 2007, at an exercise price of $0.9031.	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form SB-2 (No. 333-119254).

4.5	Warrant dated April 19, 2005 to purchase 52,083 shares of Common Stock granted to Midsouth Investor Fund, LP.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 25, 2005.

4.6	Registration Rights Agreement dated as of April 19, 2005 between the Company and Midsouth Investor Fund, LP.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 25, 2005.

4.7	Warrant dated April 25, 2005 to purchase 156,249 shares of Common Stock granted to Vestal Venture Capital.	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 25, 2005.

4.8	Registration Rights Agreement dated as of April 25, 2005 between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed April 25, 2005.

4.9	Warrant dated June 28, 2005 to purchase 26,042 shares of the Company’s common stock granted to Hubert G. Phipps.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 5, 2005.

4.10	Registration Rights Agreement dated as of June 28, 2005 between the Company and Hubert G. Phipps.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 5, 2005.

4.11	Warrant dated July 7, 2005 to purchase 39,062 shares of the Company’s common stock granted to Paul R. Arena.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 12, 2005.

4.12	Registration Rights Agreement dated as of July 7, 2005 between the Company and Paul R. Arena.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 12, 2005.

4.13	Stock Option Agreement dated July 6, 2005 to purchase 85,714 shares of the Company’s common stock granted to James Rose.	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed July 12, 2005.

4.14	Stock Option Agreement dated July 7, 2005 to purchase 168,000 shares of the Company’s common stock granted to James Rose.	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed July 12, 2005.

4.15	Warrant dated August 30, 2005 to purchase 25,000 shares of the Company’s common stock granted to Aubrey L. Braswell	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 6, 2005.

4.16	Warrant to purchase 1,000,000 shares of the Company’s common stock issued to Troon & Co. dated September 7, 2005.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 13, 2005.

4.17	Warrant to purchase 100,000 shares of the Company’s common stock issued to Gregory P. McGraw dated September 7, 2005.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed September 13, 2005.

4.18	Warrant to purchase 100,000 shares of the Company’s common stock issued to Jordan E. Glazov dated September 7, 2005.	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed September 13, 2005.

4.19	Registration Rights Agreement dated September 7, 2005 among the Company, Troon & Co., Gregory P. McGraw and Jordan E. Glazov.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 13, 2005.

4.20	Stock Option Agreement dated as of September 12, 2005 between the Company and Louis Libin.	Incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K filed September 14, 2005.

4.21	Stock Option Agreement dated as of September 12, 2005 between the Company and Hubert Phipps.	Incorporated by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K filed September 14, 2005.

4.22	Stock Option Agreement dated as of September 12, 2005 between the Company and Bernard Kossar.	Incorporated by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K filed September 14, 2005.

4.23	Stock Option Agreement dated as of September 12, 2005 between the Company and Aubrey L. Braswell.	Incorporated by reference to Exhibit 99.10 to the Company’s Current Report on Form 8-K filed September 14, 2005.

4.24	Form of Warrant dated July 12, 2005 by and amongst the Company and the purchasers of the Company’s Series E Preferred Stock.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 22, 2005.

4.25	Warrant dated November 3, 2005 by and between the Company and Braswell Enterprises, LP.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 07, 2005.

4.26	Warrant dated November 18, 2005 by and between the Company and Mena Investment.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 07, 2005.

4.27	Warrant dated November 18, 2005 by and between the Company and Dr. Angela Ranzini.	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed December 07, 2005.

4.28	Warrant dated November 23, 2005 by and between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed December 07, 2005.

4.29	Registration Rights Agreement dated November 3, 2005 by and between the Company and Braswell Enterprises, LP.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 07, 2005.

4.30	Registration Rights Agreement dated November 18, 2005 by and between the Company and Dr. Angela Ranzini.	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 07, 2005.

4.31	Registration Rights Agreement dated November 18, 2005 by and between the Company and Mena Investment.	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 07, 2005.

4.32	Registration Rights Agreement dated November 23, 2005 by and between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed December 07, 2005.

4.33	Warrant, dated as of January 9, 2006, between the Company and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 12, 2006.

4.34	Investor Registration Rights Agreement, dated as of January 9, 2006, between the Company and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 12, 2006.

4.35	Warrant dated January 30, 2006 by and between the Company and Richardson & Patel, LLP.	Filed herewith.

4.36	Warrant dated January 30, 2006 by and between the Company and Peter Hogan.	Filed herewith.

4.37	Warrant Agreement dated March 11, 2003, granted to Robert F. Hussey to purchase 65,000 shares of the Company’s common stock.	Incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

4.38	Warrant dated February 28, 2006 by and between the Company and Phillip Rapp, Jr.	Filed herewith.

4.39	Warrant dated March 17, 2006 by and between the Company and Phillip Rapp, Jr.	Filed herewith.

10.1	Finders Fee Agreement dated January 30, 2004, between the Company and Howard Parker.	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

10.2	Employment Agreement between Paul R. Arena and i2 Telecom International, Inc., a Delaware corporation, dated June 1, 2002. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.3	Amendment to Employment Agreement between Paul R. Arena and i2 Telecom International, Inc., a Delaware corporation, dated June 1, 2003. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.4	Amendment to Employment Agreement between Paul R. Arena and i2 Telecom International, Inc., a Delaware corporation, dated December 17, 2003. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.5	Employment Agreement between Douglas F. Bender and i2 Telecom International, Inc., a Delaware corporation, dated November 12, 2002. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.6	Amendment to Employment Agreement between Douglas F. Bender and i2 Telecom International, Inc., a Delaware corporation, dated December 19, 2003. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.7	Form of Lock-up Agreement entered into in connection with the 2004 Private Placement.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 13, 2004.

10.8	Form of Conversion Agreement dated as of April 6, 2004 between the Company and each holder of the Company’s Preferred Stock Series A-1.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

10.9	Non-Negotiable Promissory Note dated May 14, 2004 made by the Company in favor of Vestal Venture Capital in principal amount of $500,000.00.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

10.10	Non-Negotiable Promissory Note dated June 7, 2004 made by the Company in favor of Vestal Venture Capital in principal amount of $185,000.00.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

10.11	Non-Negotiable Promissory Note dated June 8, 2004 made by the Company in favor of Midsouth Investor Fund, LP in principal amount of $300,000.00.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

10.12	Form of Acknowledgement and Agreement dated July 6, 2004 between the Company and each former holder of the Company’s Preferred Stock Series A-1 and Preferred Stock Series A-2.	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

10.13	Amendment to Employment Agreement between i2 Telecom International, Inc., a Delaware corporation, and Paul Arena dated August 24, 2004. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 9, 2004.

10.14	Settlement Agreement dated February 24, 2005, between the Company and Anthony F. Zalenski.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 2, 2005.

10.15	I2 Telecom International, Inc. 2004 Stock Incentive Plan.	Incorporated by reference to Appendix C to the Company Schedule 14A Proxy Statement filed May 10, 2004

10.16	Promissory Note dated April 7, 2005 issued by the Company in favor of Hubert G. Phipps in principal amount of $250,000.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 12, 2005

10.17	Employment Agreement dated as of April 6, 2005, between the Company and James Rose.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 11, 2005

10.18	Promissory Note dated April 19, 2005 issued by the Company in favor of Midsouth Investor Fund, LP in principal amount of $100,000.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed April 25, 2005.

10.19	Promissory Note dated April 25, 2005 issued by the Company in favor of Vestal Venture Capital in principal amount of $300,000.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed April 25, 2005.

10.20	Promissory Note dated June 28, 2005 issued by the Company in favor of Hubert G. Phipps in principal amount of $50,000.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 5, 2005.

10.21	Promissory Note dated August 30, 2005 issued by the Company in favor of Aubrey L. Braswell in principal amount of $50,000.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 6, 2005.

10.22	Promissory Note dated July 7, 2005 issued by the Company in favor of Paul R. Arena in principal amount of $75,000.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 12, 2005.

10.23	Loan and Security Agrement dated September 7, 2005 among the Company, i2 Telecom International, Inc., a Delaware corporation, Troon & Co., Gregory P. McGraw and Jordan E. Glazov.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 13, 2005.

10.24	Term Loan Note issued on September 7, 2005 by the Company in favor of Jordan E. Glazov in principal amount of $100,000.	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed September 13, 2005.

10.25	Term Loan Note issued on September 7, 2005 by the Company in favor of John P. McGraw in principal amount of $100,000.	Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed September 13, 2005.

10.26	Term Loan Note issued on September 7, 2005 by the Company in favor of Troon & Co. in principal amount of $1,000,000.	Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed September 13, 2005.

10.27	Patent and Trademark Security Agreement dated as of September 7, 2005 among the Company, i2 Telecom International, Inc., a Delaware corporation, Troon & Co., Gregory P. McGraw and Jordan E. Glazov.	Incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K filed September 13, 2005.

10.28	Pledge Agreement dated September 7, 2005 between the Company and Troon & Co.	Incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K filed September 13, 2005.

10.29	Pledge Agreement dated September 7, 2005 between i2 Telecom International, Inc., a Delaware corporation, and Troon & Co.	Incorporated by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K filed September 13, 2005.

10.30	Independent Consultant Agreement dated as of August 8, 2005 between the Company and Resurgence Communications, LLC.	Incorporated by reference to Exhibit 99.11 to the Company’s Current Report on Form 8-K filed September 14, 2005.

10.31	Form of Securities Purchase Agreement dated July 12, 2005 by and amongst the Registrant and the purchasers of the Registrant’s Series E Preferred Stock.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 22, 2005.

10.32	Form of Registration Rights Agreement dated July 12, 2005 by and amongst the Registrant and the purchasers of the Registrant’s Series E Preferred Stock.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 22, 2005.

10.33	Promissory Note dated November 3, 2005 by and between the Company and Braswell Enterprises, LP.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 7, 2005.

10.34	Promissory Note dated November 18, 2005 by and between the Company and Dr. Angela Ranzini.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 7, 2005.

10.35	Promissory Note dated November 18, 2005 by and between the Company and Mena Investment.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 7, 2005.

10.36	Promissory Note dated November 23, 2005 by and between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 7, 2005.

10.37	Guaranty dated November 23, 2005 by and between Paul Arena and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed December 7, 2005.

10.38	Securities Purchase Agreement, dated as of January 9, 2006, between the Company and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 12, 2006.

10.39	Secured Debenture 001, dated as of January 9, 2006, between the Company and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 12, 2006.

10.40	Security Agreement, dated as of January 9, 2006, between the Company and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 12, 2006.

10.41	Escrow Agreement, dated as of January 9, 2006, between the Company, Cornell Capital Partners, LP and David Gonzalez.	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed January 12, 2006.

10.42	Pledge Agreement, dated as of January 9, 2006 between the Company and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed January 12, 2006.

10.43	Pledge Agreement, dated as of January 9, 2006 between the Company, Cornell Capital Partners, LP and Paul Arena.	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed January 12, 2006.

10.44	Pledge Agreement, dated as of January 9, 2006 between the Company, Cornell Capital Partners, LP and Hubert Phipps.	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed January 12, 2006.

10.45	Pledge Agreement, dated as of January 9, 2006 between the Company, Cornell Capital Partners, LP and Braswell Enterprise, LP.	Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed January 12, 2006.

10.46	Pledge Agreement, dated as of January 9, 2006 between the Company, Cornell Capital Partners, LP and Al Braswell.	Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed January 12, 2006.

10.47	Irrevocable Transfer Agent Instructions, dated January 9, 2006, by and amongst the Company, Cornell Capital Partners, LP and Continental Stock Transfer & Trust Company.	Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed January 12, 2006.

10.48	United Kingdom Debenture, dated as of January 9, 2006, between i2 Telecom International Limited and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K/A filed January 19, 2006.

10.49	Form of Modification Agreement between the Company and the Series D Preferred Shareholders	Filed herewith.

10.50	Form of Modification Agreement between the Company and the Series E Preferred Shareholders	Filed herewith.

10.51	A Letter Agreement by and among the Company, and Troon & Co., Jordan E. Glazov and Gregory P. McGraw dated February 16, 2006	Filed herewith.

10.52	Promissory Note dated February 28, 2006 by and between the Company and Phillip Rapp, Jr.	Filed herewith.

10.53	Promissory Note dated March 17, 2006 by and between the Company and Phillip Rapp, Jr.	Filed herewith.

14.1	Code of Ethics and Conduct	Filed herewith.

21	Subsidiaries of the Company.	Filed herewith .

23.1	Consent of Freedman & Goldberg, Certified Public Accountants.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer and Principal Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer and Principal Financial Officer.	Filed herewith.