Form 10QSB
period 2006-03-31
I2 TELECOM INTERNATIONAL INC
filed 2006-05-15
CIK 949371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

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

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 12, 2006, the registrant had 148,523,570 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current Assets
Cash	$23,814	$238
Restricted Cash		168,965
Accounts Receivable, net of Allowance for Doubtful Accounts of $235,000 and $235,000, respectively	18,732	69,927
Inventories	724,470	732,663
Prepaid Expenses and Other Current Assets	640,229	84,407

Total Current Assets	1,407,245	1,056,200

Property and Equipment, Net	1,139,176	1,206,982

Other Assets

Intangible Assets	3,353,199	3,349,834
Deposits	83,540	61,540

Total Other Assets	3,436,739	3,411,374

Total Assets	$5,983,160	$5,674,556

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2006	December 31, 2005
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Expenses	$4,126,837	$3,797,814
Notes Payable-Current	2,966,362	2,780,625

Total Current Liabilities	7,093,199	6,578,439
Long-Term Debt – Convertible Bonds	600,000	-0-

Total Liabilities	7,696,724	6,578,439

Shareholders’ Equity (Deficit)
Preferred Stock, No Par Value, 5,000,000 Shares Authorized, 4,910 Shares and 4,910 Shares Issued and Outstanding, respectively	4, 885,000	4,885,000
Common Stock, No Par Value, 250,000,000 Shares Authorized, 38,747,120 Shares and 37,460,159 Shares Issued and Outstanding, respectively	14,929,571	14,651,858
Restricted Common Stock (related to No Par Value above), 5,194,294 Shares and 382,568 respectively	445,973	191,846
Additional Paid-In Capital	1,185,043	1,092,126
Accumulated Deficit	(23,155,626)	(21,724,813)

Total Shareholders’ Equity (Deficit)	(1,710,039)	(903,883)

Total Liabilities and Shareholders’ Equity (Deficit)	$5,983,160	$5,674,556

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005
Revenue	$140,003	$186,308

Cost of Revenue	71,017	117,026

Gross Profit (Loss)	68,986	69,282

General and Administrative Expenses	1,369,290	1,697,707

Loss From Operations	(1,300,304)	(1,628,425)

Other Income (Expense)
Interest Income	942	396
Interest Expense	(51,777)	(4,194)
Gain on Forbearance of Debt	0	0
Loss on Disposal of Assets	0	0
Loss on Subscription List	0	0

Total Other Income (Expense)	(50,835)	(3,798)

Loss Before Cumulative Effect of Accounting Change	(1,351,139)	(1,632,223)
Cumulative Effect of Accounting Change on Years Prior to 2005, Net of Income Tax of $-0-	0	(340,117)

Net Income (Loss)	$(1,351,139)	$(1,972,340)
Dividends on Preferred Stock	79,674

Net Loss Available to Common Shareholders	$(1,430,813)	$(1,972,340)

Weighted Average Common Shares:
Basic	38,397,923	35,390,091
Diluted	69,866,654	40,327,674
Basic Earnings Per Common Share:
Loss Before Cumulative Effect of Accounting Change	$(.04)	$(.05)
Cumulative Effect of Accounting Change	(.00)	(.01)

Net Loss	$(.04)	$(.06)

Diluted Earnings Per Common Share:
Loss Before Cumulative Effect of Accounting Change	$(.02)	$(.04)
Cumulative Effect of Accounting Change	(.00)	(.01)

Net Loss	$(.02)	$(.05)

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005
Cash Flows From Operations

Net Loss From Operations	$(1,351,139)	$(1,972,340)
Adjustments to Reconcile Net Income to cash
Depreciation and amortization	97,564	83,001
Stock compensation	92,917	45,618
Cumulative Effect of Accounting Change	0	340,117
(Increase) Decrease in:
Accounts receivable	51,195	(43,945)
Inventories	8,193	(190,731)
Prepaid Expenses	(555,822)	(34,523)
Other Assets	(22,000)	6,612
Increase (Decrease) In:
Accounts Payable and Accrued Expenses	249,349	442,166
Deferred Revenue	0	(74)

Net Cash Used In Operating Activities	(1,429,743)	(1,324,099)

Cash Flows From Investing Activities
Proceeds from Disposal of Assets	0	0
Equipment Purchases	(29,758)	(31,631)
Payments for Patents and Trademarks	(3,365)	(16,176)
Investment in Subsidiary	0	0

Net Cash Used In Investing Activities	(33,123)	(47,807)

Cash Flows From Financing Activities
Proceeds From Shareholder Loans	0	174,500
Payments of Shareholder Loans	0	(74,500)
Proceeds from Issuance of Convertible Bonds	600,000	0
Proceeds From Notes Payable	321,000	200,000
Payment of Notes Payable	(135,263)	0
Issuance of Common Stock	531,740	496,000
Issuance of Preferred Stock	0	575,000
Dividends Paid	0	(75,906)

Net Cash Provided By Financing Activities	1,317,477	1,295,094

Increase (Decrease) in Cash	(145,389)	(76,812)
Balance, Beginning of Period	169,203	231,127

Balance, End of Period	$23,814	$154,315

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

As can be seen from the Company’s filings with the Securities and Exchange Commission (the “SEC”) over the past year, the Company has experienced net losses and negative cash flows from operations and has an accumulated deficit at March 31, 2006 of approximately $23,155,000 million and a negative working capital position. The ability of the Company to generate positive cash flows from operations and net income is dependent, among other things, on market conditions, the recovery of recorded assets, cost control, identifying and securing additional revenue sources, and the Company’s ability to raise capital under acceptable terms. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. As noted in an explanatory paragraph in the Report of Independent Certified Public Accountants on the Company’s consolidated financial statements for the year ended December 31, 2005, as set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, (the “Annual Report”), these conditions have raised substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies

The policies identified below are considered as critical to the Company’s business operations and the understanding of the Company’s results of operations. The impact of and any associated risks related to these policies on the Company’s business operations is discussed throughout “Management’s Discussion and Analysis or Plan of Operation.” For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Company’s consolidated financial statements for the year ended December 31, 2005, included in the Annual Report. Preparation of this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 (this “Quarterly Report”) requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. There can be no assurance that actual results will not differ from those estimates.

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

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123R”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statement have not yet been issued. The Company adopted SFAS 123R on January 1, 2005.

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

In March 2005, the SEC released Staff Accounting Bulletin No 107, “Share Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment regulations. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of the next fiscal year, instead of the next reporting period beginning after June 15, 2005. The impact of SAB 107 had no effect on our financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The

Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted FIN 47 beginning the first quarter of fiscal year 2006 the adoption had no material impact on its financial statements.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has adopted Statement 154 and it did not have an impact on the Company’s overall results of operation of financial position.

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS NO. 155”), which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments. (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125. SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of SFAS No. 155 will have on its financial statements, if any.

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

Earnings Per Share

For the first quarter of 2006 and 2005, net loss per share is based on the weighted average number of shares of Common Stock outstanding. At March 31, 2006 and March 31, 2005, the Company had, on a weighted average, 38,397,923 shares and 35,390,091 shares of Common Stock outstanding, respectively.

At March 31, 2006, the Company had outstanding 38,747,120 shares of Common Stock and options and warrants to purchase 37,749,661 shares of Common Stock. Consequently, on an as-converted, fully-diluted basis, the Company would have 69,866,654 shares of Common Stock outstanding at March 31 2006.

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

Interim Financial Data

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2005, set forth in the Annual Report. The interim financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of i2 Telecom International, Inc. and Subsidiaries as of March 31, 2006 and March 31, 2005, and the results of their operations and cash flows for the three months ended March 31, 2006 and 2005. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2006.

NOTE 2: NOTES PAYABLE

Notes Payable as of March 31, 2006 and December 31, 2005:

	2006	2005
a. 8% note payable due to an individual previously affiliated with SuperCaller. The principal and all accrued interest are due and payable upon the Company obtaining certain levels of equity funding. These funding levels are expected to be met prior to December 31, 2006.	$50,000	$50,000

b. 6% note payable due to an individual previously affiliated with SuperCaller. The principal and all accrued interest are due and payable upon the Company obtaining certain levels of equity funding. These funding levels are expected to be met prior to December 31, 2006.	50,000	50,000

c. 8% note payable to a bank. The principal and all accrued interest were due on December 31, 2005. In April 2006, the maturity date was extended until April 30, 2006. The note is unsecured and guaranteed by an officer of the Company.	80,632	80,625

d. 12% note payable due to an individual shareholder of the company. The principal and all accrued interest were due on December 31, 2005. The note is unsecured and guaranteed by an officer of the Company. In January 2006, the maturity date was extended until April 15, 2006.	250,000	250,000

e. 12% note payable due to an corporation. The principal and all accrued interest were due on Sept. 30, 2005. The note is unsecured and guaranteed by an officer of the Company.	100,000	100,000

f. 12% note payable due to an corporation. The principal and all accrued interest are due on April 30, 2006. The note is unsecured and guaranteed by an officer of the Company.	300,000	300,000

g. 12% note payable to and officer of the Company. The principal and accrued interest were due on December 31, 2005. The note is unsecured. In March 2006, the maturity date was extended until May 31, 2006.	75,000	75,000

h. 12% note payable due to an individual. The principal and all accrued interest were due on December 31, 2005. The note is unsecured and guaranteed by an officer of the Company. In March 2006, the maturity date was extended until May 31, 2006.	50,000	50,000

i. 12% note payable due to an individual. The principal and all accrued interest are due on Jan. 31, 2006. The note is unsecured and guaranteed by an officer of the Company. In Jan 2006, the maturity date was extended until April 30, 2006.	50,000	50,000

j. 12% note payable due to an individual. The principal and all accrued interest are due on January 31, 2006. The note is unsecured and guaranteed by an officer of the Company. In January 2006, the maturity date was extended until August 15, 2006 with a $15,000 payment on January 11, 2006 and monthly payments of $5,000 beginning February 15, 2006. On April 17, 2006 the loan principal & interest were paid.	35,000	50,000

k. 3% note payable due to an corporation. The principal and all accrued interest were due on September 30, 2005. In April 2006, the maturity date was extended until June 30, 2006. The note is unsecured.	180,000	200,000

l. 10% note payable due to corporation. The principal and all accrued interest are due on January 31, 2006. The note is unsecured. In February 2006, the maturity date was extended until May 16, 2006. On May 15, 2006, the maturity date was extended until September 15, 2006.	1,000,000	1,000,000

m. 10% note payable due to an individual. The principal and all accrued interest are due on January 31, 2006. The note is unsecured. In February 2006, the maturity date was extended until May 16, 2006. On May 15, 2006, the maturity date was extended until September 15, 2006.	100,000	100,000

n. 10% note payable due to an individual. The principal and all accrued interest are due on January 31, 2006. The note is unsecured. In February 2006, the maturity date was extended until May 16, 2006. On May 15, 2006, the maturity date was extended until September 15, 2006.	100,000	100,000

o. 0% note payable due to an individual. The principal matured on November 30, 2005. 25,000 warrants at $.35/share are to be issued in lieu of interest. In April 2006, the maturity was extended until August 30, 2006.	50,000	50,000

p. 8% note payable due to corporation. The principal and all accrued interest are due on February 3, 2006. The note is unsecured.	50,000	50,000

q. 12% note payable due to corporation. The principal and all accrued interest are due on February 20, 2006. The note is unsecured and guaranteed by an officer of the Company. In March 2006, the maturity was extended until May 30, 2006.	75,000	175,000

r. 8% note payable to a corporation. The principal and all accrued interest are due on February 18, 2006. The note is unsecured. In March, the maturity was extended until June 30, 2006.	25,000	25,000

s. 8% note payable to an individual. The principal and all accrued interest are due on February 18, 2006. The note is unsecured. In March, the maturity was extended until June 30, 2006.	25,000	25,000

Notes Payable -continued

t. 8% note payable to an individual. The principal and all accrued interest are due on April 17, 2006. The note is unsecured.	100,000	-0-
u. 8% note payable to an individual. The principal and all accrued interest are due on March 31, 2006. The note is unsecured.	200,000	-0-
v. 12% note payable to an individual. The principal and all accrued interest are due on demand. The note is unsecured.	21,000	-0-
Total Long Term Debt	2,966,632	2,780,625
Less: Current Portion	2,966,632	2,780,625
Long-Term Portion	$-0-	$-0-

NOTE 3: CONVERTIBLE BONDS

On January 9, 2006, the Company closed a financing transaction in which it sold 10% secured convertible debentures (the “Debentures”) to Cornell Capital Partners, LP (“Cornell”) to raise $1,750,000 pursuant to a Securities Purchase Agreement dated thereof (the “Securities Purchase Agreement”). The Company received $600,000 upon closing.

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

Convertible bonds at March 31, 2006 and December 31, 2005:

	2006	2005
10% Convertible Bonds	$600,000	$—

NOTE 4: STOCK OPTIONS AND WARRANTS

	March 31, 2006			December 31,2005
	Number of Options/ Warrants	Weighted Average Exercise Price		Number of Options/ Warrants	Weighted Average Exercise Price
Outstanding at Beginning of Period	27,784,602		$.57	22,757,921	.67
Options Granted	5,059,290		$.10	4,175,771	$.53
Warrants Granted	8,920,000		$.08	9,467,015	$.34
Exercised	(10,796)		$.00	(6,337,688)	.56
Forfeited	(4,003,435)		$.14	(2,278,417)	$.55

Outstanding at End of Period	37,749,661		$.62	27,784,602	$.57

Options Exercisable at End of Period	35,671,866		$.24	16,918,676	.60
Weighted-average Fair Value of Options Granted During the Period		$	..08		$.32

As of March 31, 2006, the range of option and warrant exercise prices for outstanding and exercisable options and warrants was $.01 to $1.00 with a weighted average remaining contractual life of 2.16 years.

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

Information with respect to restricted share units as of March 31, 2006 and 2005 is as follows:

	2006	2005
Restricted Units-Beginning of Year	382,588	991,858
Restricted Units Granted	6,000,000	-0-
Transfer to Common Stock Due to Lapse of Restrictions	(1,191,284)	(609,290)

Restricted Units-End of Year	5,191,284	382,568

Weighted Average Fair Value of Shares	$.07	$.45
Pre-Tax Compensation Expense Charged to Earnings, net of cancellations	$-0-	$-0-

NOTE 6: SUBEQUENT EVENTS

On April 6, 2006, the Company closed the second tranch of a financing transaction in which it sold 10% secured convertible debentures (the “Debentures”) to Cornell Capital Partners, LP (“Cornell”) to raise $1,750,000 pursuant to a Securities Purchase Agreement dated thereof (the “Securities Purchase Agreement”). The Company received $600,000 upon closing, will receive another $600,000 on the date the registration statement is filed pursuant to Investors Registration Rights Agreement dated thereof between the Company and Cornell (the “Registration Rights Agreement”), provided that the Company’s Board of Directors shall have consented, subject to shareholder approval, to increase it’s authorized shares of Common Stock to at least two hundred fifty million (250,000,000) and the Company shall have entered into irrevocable voting agreements, with the Buyer(s) as a third party beneficiary of such agreements, with shareholders of the Company who are the beneficial owners of an excess of fifty percent (50%) of the Company’s outstanding shares of Common Stock as of the date hereof, wherein such shareholders shall irrevocably vote in favor of increasing the Company’s authorized shares of Common Stock to at least two hundred fifty million (250,000,000), and the Company shall receive $550,000 one business day prior to the date the registration statement is declared effective by the Securities and Exchange Commission (the “Commission”). The Debentures mature on January 9, 2009. The Debentures are convertible from time to time into the common stock of the Company by Cornell at the price per share equal to the lesser of (1) ninety percent (95%) of the lowest volume weighted average price of the Company’s common stock, as quoted by Bloomberg, LP, for the thirty (30) trading days immediately preceding the conversion date or (2) $0.10. In the event that the volume weighted average price of the Company’s common stock, as quoted by Bloomberg, LP, is below Four Cents ($0.04) for ten (10) consecutive Trading Days, Cornell shall not, unless waived by the Company, convert more than Two Hundred Thousand Dollars ($200,000) of principal and interest due and outstanding under the Debentures into shares of the Company’s common stock in any thirty (30) calendar day period. Additionally, Cornell may not convert the Debentures or exercise the Warrant (as defined below) if such conversion or exercise would result in Cornell, together with any affiliate thereof, beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1933 and the rules promulgated thereunder) in excess of 4.9% of the then issued and outstanding shares of the Company’s common stock. The Company has an option to redeem a portion or all of the outstanding principle convertible Debentures, provided that the price of the Company’s common stock is trading below the Fixed Conversion Price, with the redeem price of one hundred twenty percent (120%) of the amount redeemed plus accrued interest.

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

    As of May 11, 2006, the Company has received $1,750,000.

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

RESULTS OF OPERATIONS

Results of operations for the three months ended March 31, 2006 compared with the results of operations for the three months ended March 31, 2005.

Revenues decreased from $186,308 for the first quarter of 2005 to $140,003 for the first quarter of 2006. The decrease in revenues was driven by the Company’s reorganization focusing from product to service offerings.

Cost of revenues decreased from $117,026 for first quarter of 2005 to $71,017 for first quarter of 2006. The decrease was driven by the Company’s reorganization focusing from product to service offerings.

Gross profit for the first quarter of 2006 was $68,986 as compared to a gross profit of $69,282 for the first quarter of 2005.

Sales, general and administrative expenses for the first quarter of 2006 were $1,369,290 as compared to $1,697,707 for the same period in 2005. This decrease was attributable to reductions of payroll and related expenses. The company incurred $392,000 of non recurring expenses of the 1,369,290 of SGA expense for the first quarter 2006.

Loss from operations for the first quarter of 2006 as compared to the first quarter of 2005 decreased from $1,632,223 to $1,300,304 due to the decrease in sales, general and administrative expenses for the first quarter.

Net loss for the first quarter of 2006 was $1,351,139 as compared to a net loss for the same period in 2005 of $1,972,340. The decrease in net loss for the first quarter 2006 as compared to the same period in 2005 is due to the Company’s continued reduction in operating costs.

The Company’s net accounts receivable balance decreased between March 31, 2005 and March 31, 2006 by approximately $258,000. This decrease is due to the increase in reserves for doubtful accounts quarter over quarter of $160,000. The Company’s inventory decreased by approximately $427,000 between March 31, 2005 and March 31, 2006. The inventory decrease was primarily due to the write off’s of obsolete inventory.

	For the Three Months Ended March 31,
	2006	2005	Variance	Percentage
Gross Revenue	$140,003	$186,308	$(46,305)	(24.85)%
Cost of Sales	71,017	117,026	(46,009)	(39.31)%

Gross Profit	$68,986	$69,282	$(334,838)	* **
Operating Expenses:
General and Administrative Expenses	$1,369,290	$1,696,707	$(327,417)	(19.30)%
Other Income (Expense) Net	(50,835)	(3,798)	47,037	123.84%

Net Loss	$(1,351,139)	$(1,628,425)	$(277,286)	(17.03)%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources as of March 31, 2006 as compared with liquidity and capital resources as of March 31, 2005.

On March 31, 2006, the Company had a working capital deficit of approximately $5,700,000 compared to March 31, 2005 when the Company had a working capital deficit of approximately $296,742. The Company’s working capital position decreased by approximately $5,400,000 for the period ended March 31, 2006 as compared to the period ended March 31, 2005. The decrease in working capital was primarily due to a decrease in cash of approximately $130,000 increase in accounts payable of approximately $2,400,000, and increase in notes payable of approximately $2,600,000. Net cash used in operating activities was ($1,429,743) for the first quarter of March 31, 2006. Again, the increase in net cash used in operating activities between March 31, 2006 and March 31, 2005 is attributable to a decrease in accounts receivable of approximately $51,000, decrease in inventories of approximately $6,000 and an increase in accounts payable of approximately $249,000. Net loss of approximately $1,351,139 is reduced by non-cash items of depreciation amounting to approximately $97,000. Primary sources of cash inflows from operations are from sales of the VoiceStick™, VoiceStick™ activation charges and pre-paid charges and receivables collected from sales to customers for the Company’s IAD, as well as the collection of revenue for carrying long distance calls and from monthly service fees. Future cash inflows from sales are subject to the Company’s pricing and ability to procure business at existing market conditions.

Net cash used in investing activities was approximately ($33,123) for the first quarter of 2006 as compared to approximately ($47,807) for the same period in 2005. Both periods investing activities were primarily due to equipment purchases and payment for patents and trademarks.

Cash flows provided by financing activities were approximately $1,317,477 for the first quarter of 2006 as compared to $1,295,094 for the same period in 2005. The principal source of cash for the first quarter of 2006 was from notes payable of $321,000 and the issuance of convertible bonds of $600,000

OFF BALANCE SHEET ARRANAGEMENTS

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any material legal proceedings other than ordinary routine claims and proceedings incidental to its business and the Company does not expect these ordinary claims and proceedings, either individually or in the aggregate, to have a material adverse effect on the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

On January 9, 2006, we closed a financing transaction in which we sold 10% secured convertible debentures (the “Cornell Debentures”) to Cornell Capital Partners, LP (“Cornell”) to raise $1,750,000 pursuant to a Securities Purchase Agreement dated thereof. We received $600,000 upon closing, received another $600,000 immediately prior to the date the registration statement was filed pursuant to Investors Registration Rights Agreement dated thereof between the Company and Cornell, provided that the Company’s Board of Directors consented and our shareholders approved, to increase our authorized shares of Common Stock to at least two hundred fifty million (250,000,000) and we entered into irrevocable voting agreements, with Cornell as a third party beneficiary of such agreements, with our shareholders who are the beneficial owners of an excess of fifty percent (50%) of our outstanding shares of Common Stock, wherein such shareholders irrevocably voted in favor of increasing our authorized shares of Common Stock to at least two hundred fifty million (250,000,000), and we received $550,000 on May 10, 2006. The Cornell Debentures mature on January 9, 2009, April 6, 2009 and May 10, 2009. The Cornell Debentures are convertible from time to time into our common stock by Cornell at the price per share equal to the lesser of (1) ninety percent (95%) of the lowest volume weighted average price of our common stock, as quoted by Bloomberg, LP, for the thirty (30) trading days immediately preceding the conversion date or (2) $0.10. In the event that the volume weighted average price of our common stock, as quoted by Bloomberg, LP, is below Four Cents ($0.04) for ten (10) consecutive Trading Days, Cornell shall not, unless waived by us, convert more than Two Hundred Thousand Dollars ($200,000) of principal and interest due and outstanding under the Cornell Debentures into shares of our common stock in any thirty (30) calendar day period. Additionally, Cornell may not convert the Debentures or exercise the Warrant (as defined below) if such conversion or exercise would result in Cornell, together with any affiliate thereof, beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1933 and the rules promulgated thereunder in excess of 4.9% of the then issued and outstanding shares of our common stock. We have an option to redeem a portion or all of the outstanding principal under the convertible Debentures, provided that the price of our common stock is trading below the Fixed Conversion Price, of the redemption price of one hundred twenty percent (120%) of the amount redeemed plus accrued interest.

The Company and our subsidiaries granted Cornell a security interest in certain of our assets pursuant to a Security Agreement dated January 9, 2006 between us and Cornell and a Debenture dated January 9, 2006 between i2 Telecom International Limited and Cornell. We entered into a Pledge and Escrow Agreement with Cornell, dated January 9, 2006 (the “Pledge Agreement”) whereby we agreed to pledge 100,000,000 shares of our common stock until such time all obligations under the Cornell Debentures have been satisfied. Pursuant to the Pledge Agreement, we delivered to the escrow agent stock certificates representing 26,887,667 shares of our common stock with the remaining 73,112,333 shares of common stock to be delivered at such time as the authorized shares of our common stock is increased to at least two hundred fifty million (250,000,000) shares. Additionally, certain of our shareholders pledged and delivered to the escrow agent stock certificates representing a total of 8,269,751 shares of common stock (the “Stockholder Pledge Shares”) pursuant to Pledge Agreements entered into by and among the shareholders, us and Cornell dated January 9, 2006 (the “Shareholder Pledge Agreements”). The Stockholder Pledge Shares were returned to the shareholders when the Company completed delivery of our Pledge Shares to the escrow agent. We paid Yorkville Advisors, LLC a structuring fee of $15,000 and shall pay a commitment fee equal to 10% of the total purchase price of the Debentures of which $60,000 was paid on January 9, 2006 upon the funding of $600,000 of the Debentures. Cornell also received a three-year warrant to purchase 7,150,000 shares of common stock at an exercise price of $0.07 per share (the “Warrant”). The shares underlying the Warrant and the Cornell Debentures are being registered on this registration statement. The Company has filed a registration statement on April 13, 2006 and is working with the Securities & Exchange Commission to declare it effective.

Also in January 2006, four investors, Dr. Braswell, a director of the Company, Messes. Phipps and Falkner, and Vestal Ventures were issued 230,000 warrants exercisable at $0.10 each as part of loan extensions made to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

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

Also in February 2006, the Company issued to two consultants an aggregate of 6,000,000 shares of Common Stock in lieu of $420,000 in consulting fees due over a one year period. The shares were issued in connection with consulting services provided by them to the Company. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, fifty percent of these shares are entitled to “piggyback registration” rights upon filing of the Company’s next registration statement. The Company has filed a registration statement on April 13, 2006 and is working with the Securities & Exchange Commission to declare it effective.

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

Also in February 2006, Mr. Fultz exercised $100,000 in options in exchange for 200,000 shares of Common Stock at an exercise price of $.50 per share. The shares were issued in April 2006. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing of the Company’s next registration statement. The Company has filed a registration statement on April 13, 2006 and is working with the Securities & Exchange Commission to declare it effective.

Also in March 2006, the Company issued to two investors, Mr. Arena, an officer and director of the Company and Mr. Purcell three-year warrants to purchase aggregate of 40,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in lieu of additional consideration for loan extensions to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

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

Also in March 2006, the Company had issuable to Richardson & Patel and Peter Hogan, general counsel to the Company, an aggregate of 500,000 shares of Common Stock in lieu of $63,000 in fees due over a four month period in connection with services provided by them to the Company. The shares were issued in April 2006 without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing of the Company’s next registration statement. The Company has filed a registration statement on April 13, 2006 and is working with the Securities & Exchange Commission to declare it effective.

In April 2006, the Company issued to Cornell Capital, an aggregate of 73,113,333 shares of Common Stock as additional collateral to meet the requirement 100,000,000 shares of Common Stock issued. Previously in December 2005, 26,886,667 shares of Common Stock were issued to Cornell Capital. These shares were issued collectively in connection with an investment in the Company. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing of the Company’s next registration statement. The Company has filed a registration statement on April 13, 2006 and is working with the Securities & Exchange Commission to declare it effective.

Also in April 2006, 1,663,609 shares of Common Stock were issued to 12 individuals and institutional investors of the Company’s Series D and Series E convertible preferred shares in lieu of $251,238 of preferred dividends for the second , third and fourth quarters of 2005. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing of the Company’s next registration statement. The Company has filed a registration statement on April 13, 2006 and is working with the Securities & Exchange Commission to declare it effective.

Also in April 2006, the Company issued to one investor Vestal Venture Capital and University Bank three-year warrants to purchase aggregate of 100,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in lieu of additional consideration for loan extensions to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

Also in April 2006, the Company issued to Kenny Securities, financial advisor to the Company, an aggregate of 200,000 shares of Common Stock in lieu of $25,000 in fees due. The shares were issued in connection with services provided by them to the Company. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing of the Company’s next registration statement. The Company has filed a registration statement on April 13, 2006 and is working with the Securities & Exchange Commission to declare it effective.

Also in April 2006, the Company issued to Mr. Phipps an aggregate of 350,000 shares of Common Stock in lieu of a $35,000 promissory note with interest. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing of the Company’s next registration statement. The Company has filed a registration statement on April 13, 2006 and is working with the Securities & Exchange Commission to declare it effective.

Also in April 2006, the Company issued to CEOCast, an investor relations advisory firm providing services to the Company, an aggregate of 1,000,000 shares of Common Stock in lieu of $100,000 in fees due over the next twelve month period. The shares were issued in connection with services provided by them to the Company. The shares are to be issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing of the Company’s next registration statement. The Company has filed a registration statement on April 13, 2006 and is working with the Securities & Exchange Commission to declare it effective.

Also in April 2006, 840,000 shares of Common Stock were issuable upon exercise of a warrant exercisable until April 11, 2011 to 5 individuals, Mssrs. Collins, Dohrman, Hamilton,

Klages and Olson and 1 Trust, F/B/O, Mr. & Mrs. Swift, at an exercise price of $0.10 per share (subject to customary adjustments in accordance with the terms thereof). The warrants are issuable as compensation for services rendered by the Selling Shareholders to the Company. Brian Swift exercises on behalf of the “Trust” Selling Shareholder voting and dispositive power with respect to the shares of Common Stock registered hereby for the account of the Selling Shareholder. The Selling Shareholders are an affiliate of a registered broker-dealer. The Seller Shareholders have certified to the Company that the Selling Shareholders received the securities convertible or exercisable into the shares of Common Stock registered hereby in the ordinary course of business and at the time of such receipt had no agreements or understandings with any person to distribute such shares of Common Stock.

Also in April 2006, the Company had issuable to Mssrs. Lippert and Heilshorn, consultants to the Company, an aggregate of 180,000 shares of Common Stock in lieu of $18,000 in fees due. The shares were issued in connection with services provided by them to the Company. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing of the Company’s next registration statement. The Company has filed a registration statement on April 13, 2006 and is working with the Securities & Exchange Commission to declare it effective. Additionally, the Company issued to Mssrs. Lippert and Heilshorn three-year warrants to purchase aggregate of 54,000 shares of Common Stock at an exercise price of $1.00 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in lieu of additional consideration for a discount to the consulting agreement with the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

Also in May 2006, the Company issued to Troon and Mssrs. McGraw and Glazov three-year warrants to purchase aggregate of 1,200,000 shares of Common Stock at an exercise price of $0.15 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in lieu of additional consideration for a loan extension to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On March 29, 2006, at the Company’s annual meeting (the “Annual Meeting”), the shareholders of the Company approved by majority of the voting shares to increase the total number of shares which the corporation is authorized to issue to 250,000,000 of common stock having no par value and the 5,000,000 shares of preferred stock having no par value remained the same. The number of shares voting in favor, against or abstaining was as follows:

For	Against	Abstain
45,661,030	244,510	388,848

Additionally, at the Annual Meeting, Paul R. Arena, Audrey L. Braswell and James R. Rose were elected to the Board of Directors. The number of shares voting in favor of each director or withheld authority was as follows:

	For	Withhold Authority
Paul R. Arena	46,186,829	107,559
Audrey L. Braswell	46,254,262	40,126
James R. Rose	46,253,262	41,026

The shareholders also ratified the appointment of Freedman & Goldberg Certified Public Accounts, P.C. as the Company’s independent auditor for the 2006 fiscal year. The number of shares voting for, against or abstaining was as follows:

For	Against	Abstain
45,895,868	32,159	366,361

The shareholders also approved an amendment to our 2004 Stock Incentive Plan to increase the number of shares of Common Stock included in the plan from 10,000,000 to 15,000,000. The number of shares voting for, against or abstaining was as follows:

For	Against	Abstain
40,263,901	327,295	50,987

The Certificate of Designations of Rights and Preferences of Preferred Stock Series D was amended to include the following changes:

(a)	(xxx) ”Standard Conversion Price” means, with respect to the Preferred Shares, as of any Conversion Date or other date of determination, $0.20, subject to adjustment as provided herein.

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

(e)(i)      [Intentionally omitted.]

The Amendments was adopted by the Corporation’s Board of Directors on December 9, 2005 and approved by its stockholders in accordance with the provisions of RCW 23B.10.030 and 23B.10.040 on March 29, 2006. 65.3% of the Series D Preferred shareholders and 100% of the Series E Preferred shareholders approved the Amendment.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required to be filed with this Quarterly Report are set forth on the Exhibit Index filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

i2 TELECOM INTERNATIONAL, INC.

Date: May 15, 2006	/S/ Paul R. Arena
Paul R. Arena
Chief Executive Officer
(duly authorized signatory and Principal Executive Officer)

EXHIBIT INDEX

3.1.1	Articles of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.)

3.1.2	Bylaws, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.)

3.1.3	Certificate of Designations of Rights and Preferences of Preferred Stock Series D. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 13, 2004)

3.1.4	Amendment to the Company’s Articles of Incorporation filed June 3, 2004. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004)

3.1.5	Amendment to the Company’s Articles of Incorporation filed August 10, 2004. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004)

3.1.6	Amendment to Certificate of Designations of Rights and Preferences of Preferred Stock Series D. (Incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement on Form SB-2 filed on April 13, 2006)

3.1.7	Amendment to Certificate of Designations of Rights and Preferences of Preferred Stock Series E. (Incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement on Form SB-2 filed on April 13, 2006)

3.1.8	Amendment to Articles of Incorporation filed April 17, 2006. Filed herewith

10.1	Secured Convertible debenture dated April 6, 2006 between the Company and Cornell Capital Partner LP. Filed herewith

10.2	Secured Convertible Debenture dated May 10, 2006 between the Company and Cornell Capital Partners, LP. Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer and Principal Financial Officer. Filed herewith.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer and Principal Financial Officer. Filed herewith