Form 10QSB
period 2006-06-30
I2 TELECOM INTERNATIONAL INC
filed 2006-08-18
CIK 949371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 [ X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 2006.

[     ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ______________

Commission file number: 0-27704

                         i2 Telecom International, Inc.
        (Exact Name of Small Business Issuer as Specified in its Charter)

        Washington                                              91-1426372
(State or Other Jurisdiction of                               (IRS Employer
Incorporation or Organization)                               Identification No.)

                               1200 Abernathy Rd.
                                   Suite 1800
                                Atlanta, GA 30328
                    (Address of Principal Executive Offices)

                                 (770) 512-7174 (Issuer's Telephone Number,
                Including Area Code)

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 ofOf the ExchangeAct) [_] Yes [X] No


As of August 11, 2006, the registrant had 154,805,627 shares of common stock outstanding.

Transitional Small Business Disclosure Format: [_] Yes [X] No

                                      INDEX
                                                                            Page

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements                                        3

Item 2.           Management's Discussion and Analysis of or Plan            17
                  of Operation

Item 3.           Controls and Procedures                                    23

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                          24

Item 2.           Unregistered Sales of Equity Securities and                24
                  Use of Proceeds

Item 3.           Default Upon Senior Securities                             28

Item 6.           Exhibits                                                   29

SIGNATURE PAGE                                                               30

CERTIFICATIONS                                                               32





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         i2 TELECOM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)





                                                          ASSETS

                                                                                        June 30,2006      December 31, 2005
                                                                                  ..................... ......................
Current Assets
  Cash                                                                                      $ 49,216                  $ 238
  Restricted Cash                                                                                                   168,965
  Accounts Receivable, net of Allowance for Doubtful Accounts of
     $235,000 and $235,000, respectively                                                      18,732                 69,927
  Inventories                                                                                725,097                732,663
  Prepaid Expenses and Other Current Assets                                                  638,259                 84,407
                                                                                  ..................... ......................
    Total Current Assets                                                                   1,431,304              1,056,200
                                                                                  ..................... ......................
Property and Equipment, Net                                                                1,081,570              1,206,982
Other Assets
Intangible Assets                                                                          3,353,199              3,349,834
Deposits                                                                                      83,541                 61,540
                                                                                  ..................... ......................
    Total Other Assets                                                                     3,436,740              3,411,374
                                                                                  ..................... ......................
      Total Assets                                                                       $ 5,949,614             $5,674,556
                                                                                  ===================== ======================



                         i2 TELECOM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)




                                       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                         June 30,2006     December 31, 2005
                                                                                   ..................... .....................
Current Liabilities
     Accounts Payable and Accrued Expenses                                              $  3,725,413             $ 3,797,814
     Deferred Revenue                                                                         50,000                    -0-
     Notes Payable-Current                                                                 2,972,849               2,780,625
                                                                                  ..................... ......................
     Total Current Liabilities                                                             6,748,262               6,578,439

Long-Term Debt - Convertible Bonds                                                         1,700,000                     -0-
                                                                                  ..................... ......................
     Total Liabilities                                                                     8,448,262               6,578,439
                                                                                  ..................... ......................

Shareholders' Equity (Deficit)
     Preferred Stock, No Par Value, 5,000,000
       Shares Authorized, 4,510 Shares and 4,910 Shares Issued
       and Outstanding, respectively                                                      4, 485,000               4,885,000
Common Stock, No Par Value, 250,000,000 Shares Authorized, 47,750,181 Shares and
      37,460,159 Shares Issued and Outstanding, respectively                              16,123,151              14,651,858
 Restricted Common Stock (related to No Par Value above),
 5,194,294 Shares and 382,568  respectively                                                  445,973                 191,846
  Additional Paid-In Capital                                                               1,228,992               1,092,126
    Accumulated Deficit                                                                  (24,781,764)            (21,724,813)
                                                                                  ..................... ......................
    Total Shareholders' Equity (Deficit)                                                  (2,498,648)               (903,883)
                                                                                  ..................... ......................
     Total Liabilities and Shareholders'  Equity (Deficit)                              $  5,949,614             $ 5,674,556
                                                                                  ===================== ======================


                                             i2 TELECOM INTERNATIONAL, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                   For the           For the           For the          For the
                                                     Three             Three               Six              Six
                                                    Months            Months            Months           Months
                                                     Ended             Ended             Ended            Ended
                                                  June 30,          June 30,          June 30,         June 30,
                                                      2006              2005              2006             2005
                                             ................ ................. ................. ................
Revenue                                          $ 136,975         $ 266,230         $ 276,978        $ 452,538

Cost of Revenue                                    131,179           289,071           202,195          406,097
                                             ................ ................. ................. ................
Gross Profit (Loss)                                  5,796           (22,841)           74,783           46,441
General and Administrative Expenses              1,442,427         1,896,804         2,811,717        3,594,511
                                             ................ ................. ................. ................
Loss From Operations                            (1,436,631)        (1,919,645)      (2,736,934)      (3,548,070)
                                             ................ ................. ................. ................
Other Income (Expense)
  Interest Income                                        0               295               942              691
  Interest Expense                                 (91,032)           (8,511)         (142,809)         (12,705)
  Gain on Forbearance of Debt                          -0-               -0-               -0-              -0-
  Loss on Disposal of Assets                           -0-               -0-               -0-              -0-
  Loss on Subscription List                            -0-               -0-               -0-              -0-
                                             ................ ................. ................. ................
     Total Other Income (Expense)                  (91,032)           (8,216)         (141,867)         (12,014)
                                             ................ ................. ................. ................
Loss Before Cumulative Effect of
    Accounting Change                           (1,527,663)       (1,927,861)       (2,878,801)      (3,560,084)
                                             ................ ................. ................. ................
Cumulative Effect of Accounting Change on
    Years Prior to 2005, Net of Income
    Tax of $-0-                                        -0-               -0-              -0-          (340,117)
                                             ................ ................. ................. ................
Net Loss                                        $(1,527,663)      $(1,927,861)     $(2,878,801)     $(3,900,201)
Dividends on Preferred Stock                        (98,476)         (146,331)        (178,150)        (222,237)
                                             ................ ................. ................. ................
Net Loss Available to Common Shareholders      $(1,626,139)      $(2,074,192)      $(3,056,951)     $(4,122,438)
                                             ================ ================= ================= ================

Weighted Average Common Shares:
  Basic                                         43,753,604        37,045,149        41,090,558       36,258,732
  Diluted                                       90,560,740        49,087,015        70,474,619       42,542,051
                                             ................ ................. ................. ................
Basic Earnings Per Common Share:
   Loss Before Cumulative Effect of
        Accounting Change                         $   (.04)         $   (.05)         $   (.07)        $   (.10)
  Cumulative Effect of Accounting Change              (.00)             (.00)         $   (.00)        $   (.01)
                                             ................ ................. ................. ................
Net Loss                                          $   (.04)         $   (.05)         $   (.07)        $   (.11)
                                             ================ ================= ================= ================
Diluted Earnings Per Common Share:
   Loss Before Cumulative Effect of
        Accounting Change                          $  (.02)          $  (.04)          $  (.04)         $  (.08)
  Cumulative Effect of Accounting Change              (.00)             (.04)             (.00)            (.01)
                                             ................ ................. ................. ................
Net Loss                                           $  (.02)          $  (.04)          $  (.04)         $  (.09)
                                             ================ ================= ================= ================
                                       5



                         i2 TELECOM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          For the Six      For the Six
                                                         Months Ended     Months Ended
                                                        June 30, 2006    June 30, 2005
                                                       ...............  .................
Cash Flows From Operations
    Net Loss From Continuing Operations                  $ (2,878,801)    $ (3,900,201)
    Adjustments to Reconcile Net Income to Net Cash
      Provided By Operating Activities
    Bad Debts                                                     -0-              -0-
        Depreciation and Amortization                         573,580          166,159
        Interest Paid Via Issuance of Stock                       -0-              -0-
       Gain of Forbearance of Debt                                -0-              -0-
       Loss on Disposal of Assets                                 -0-              -0-
       Stock Compensation                                     556,866           70,924
      Cumulative Effect of Accounting Change                      -0-          340,117
       (Increase) Decrease In:
         Accounts Receivable                                   51,195         (214,047)
         Inventories                                            7,565          (90,987)
         Prepaid Expenses                                    (234,490)         (44,917)
         Other Assets                                         (22,000)          41,624
       Increase (Decrease) In:
     Accounts Payable and Accrued Expenses                    752,753        1,173,604
         Deferred Revenue                                      50,000            (125)
                                                       ...............  .................
    Net Cash Used In Operating Activities                  (1,143,332)      (2,457,849)
                                                       ...............  .................
Cash Flows From Investing Activities
     Proceeds from Disposal of Assets                             -0-              -0-
     Equipment Purchases                                      (71,530)         (35,095)
    Payments for Patents and Trademarks                        (3,365)         (31,000)
    Investment in Subsidiary                                      -0-              -0-
                                                                  -0-              -0-
                                                       ...............  .................
     Net Cash Used In Investing  Activities                   (74,895)         (66,095)
                                                       ...............  .................
Cash Flows From Financing Activities
    Proceeds From Shareholder Loans                               -0-        1,249,500
    Payments of Shareholder Loans                                 -0-         (74,500)
    Proceeds from Issuance of Convertible Notes             1,750,000              -0-
    Proceeds From Notes Payable                               321,000          200,000
    Payment of Notes Payable                                 (276,776)             -0-
    Issuance of Common Stock                                       16          546,000
    Issuance of Preferred Stock                                   -0-          575,000
    Loan Financing Cost                                      (696,000)             -0-
    Dividends Paid                                                -0-         (148,999)
    Cash From Subsidiary Acquired Via Stock Exchange              -0-              -0-
                                                       ...............  .................
         Net Cash Provided By Financing Activities          1,098,240        2,347,001
                                                       ...............  .................
Increase (Decrease) in Cash                                  (119,987)        (176,943)
Balance, Beginning of Period                                  169,203          231,127
                                                       ...............  .................
Balance, End of Period                                       $ 49,216         $ 54,184
                                                       ===============  =================
                                       6

            UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLOCIES


Background of the Company

     i2 Telecom International, Inc., a Washington corporation formerly known as Digital Data Networks, Inc. (the "Company"), was incorporated as "Transit Information Systems, Inc." under the laws of the State of Washington on October 17, 1988. In July 1995, the Company changed its name to "Digital Data Networks, Inc." In March 2004, the Company changed its name to "i2 Telecom International, Inc." The Company's offices are currently located at 1200 Abernathy Rd., Suite 1800, Atlanta, GA 30328, and the Company's telephone number at that address is
(770) 512-7174. The Company maintains a website at www.i2telecom.com and www.Voicestick.com .
                  -----------------     ------------------

     From October 17, 1988, until February 27, 2004, the Company was a wireless, passenger communication and advertising company, principally engaged in selling digital advertising space through the operation of a digital information network, utilizing digital radio transmission technology to display current news, information and advertising to riders on-board public transit vehicles. From 1991 through February 2004, the Company operated a digital information network in Dallas, Texas under the assumed name "The Transit Network" on the Dallas Area Rapid Transit ("DART") bus and rail system.

     In February 1996, the Company completed an initial public offering of shares of its common stock, no par value per share (the "Common Stock"), and raised net cash proceeds of approximately $5.8 million.

     On February 26, 2004, a newly-formed, wholly-owned subsidiary of the Company merged with and into i2 Telecom International, Inc., a Delaware corporation ("i2Telecom Delaware"), with i2 Delaware surviving the merger as a wholly-owned subsidiary of the Company (the "Merger"), pursuant to that certain Agreement and Plan of Merger dated as of January 30, 2004, among the Company, a wholly-owned subsidiary of the Company, i2 Delaware and certain Shareholders of the Company and i2Telecom Delaware signatory thereto (the "Merger Agreement"). In connection with the Merger, former Shareholders of i2Telecom Delaware became entitled to receive shares of Common Stock and shares of various classes and series of the Company's preferred stock, no par value per share (collectively, the "Preferred Stock"), constituting of up to 88.44% of the voting securities of the Company, assuming the issuance of all contingent consideration such Shareholders may become entitled to receive pursuant to the Merger Agreement upon the resolution of a certain legal proceeding pending against i2Telecom Delaware. In connection with the Merger, effective February 26, 2004, (i) the Company's Board of Directors (the "Board of Directors") appointed Paul R. Arena, Chief Executive Officer and Chairman of the Board of i2 Delaware, to serve as a director of the Company; (ii) all individuals serving as officers of the Company immediately prior to the Merger resigned their positions with the Company; and
(iii) the officers of i2Telecom Delaware were appointed as officers of the Company.

     On February 27, 2004, the Company sold substantially all of its operating assets relating to the operations of The Transit Network to Intransit Media, Inc. ("InTransit Media") in exchange for InTransit Media assuming certain obligations and liabilities relating to such assets (the "Asset Sale"), pursuant to that certain Asset Purchase Agreement dated as of January 30, 2004, as amended by the First Amendment thereto dated as of February 26, 2004, between the Company and InTransit Media (the "Asset Purchase Agreement").

     On March 5, 2004, in connection with the Merger and the Asset Sale, the Company changed its name from "Digital Data Networks, Inc." to "i2 Telecom International, Inc." and changed its ticker symbol on the over-the-counter electronic bulletin board from "DIDA" to "ITUI".

     On December 8, 2004, the Company relocated its corporate headquarters to Atlanta, Georgia in order to be closer to more technology driven companies and to aide in the Company's recruitment of technology workers.

     As a result of the Merger and the Asset Sale, the Company's operations now consist of the operations of i2Telecom Delaware. The Company's operations as currently conducted are described below.

Nature of Business

     The Company, through its subsidiary, i2Telecom Delaware, provides low-cost telecommunications services employing next-generation Voice over Internet Protocol ("VoIP") technology. These operations are based in Atlanta, and Georgia, Redwood City, California. Through i2Telecom Delaware, the Company controls its own proprietary technology and outsources the majority of its production and service functions with strategic partners. The Company, through i2Telecom Delaware, provides the VoiceStick(TM), micro gateway adapters (InternetTalker(TM)), VoIP long distance and other enhanced communication services to subscribers. The Company's proprietary technology platform is built to the Session Initiation Protocol ("SIP") standard. The Company's revenue model now includes revenue from the sale of the VoiceStick(TM) and other integrated access devices ("IADs") along with recurring monthly subscriptions and call minute termination. The Company believes its proprietary technology provides meaningful advantages particularly in the areas of quality of service, , cost of service, features and ease of use.

     The Company's proprietary technology platform is built to the SIP standard and offers the end user the following primary benefits:

     o  near carrier grade quality of service;

     o  low cost long distance calling worldwide;

     o  broadband access via laptop with the Company's VoiceStick(TM);

     o  broadband and dial-up technology in the Company's InternetTalker(TM)
        IAD;

     o plug and play technology using traditional phones without professional installation; and

     o unlimited global calling among VoiceStick(TM) and InternetTalker(TM) IAD users with a minimal monthly subscription.

     The Company's management intends to focus solely upon VoIP as the Company's primary line of business. In addition, the Company's management is constantly exploring various strategic alternatives, including partnering with other telecommunication companies, both foreign and domestic, and engaging in acquisitions of strategic competitors and/or telecommunication service providers. There can be no assurances that such efforts will be successful. The Company may finance these new business opportunities through a combination of equity and/or debt. If the Company determines to finance these opportunities by issuing additional equity, then such equity may have rights and preferences superior to the outstanding Common Stock and Preferred Stock, and the issuance of such equity will dilute the ownership percentage of the Company's existing shareholders. If the Company determines to finance these opportunities by incurring debt, then such debt may not be available to the Company on favorable terms, if at all.

Liquidity and Going Concern

     It is imperative that the Company raise capital in the near-term in order to continue as a going concern. Without raising additional capital, the Company likely will not be able to satisfy its current and other liabilities due in the near-term unless they are modified or restructured. There is no guarantee that
(i) additional capital will be available to the extent required, or that if available, it will be available on terms acceptable to the Company, or (ii) the Company's current and other liabilities due in the near-term can be modified or restructured. If the Company cannot raise additional capital or modify or restructure such liabilities, then the Company may be unable to pursue its business plan and may be forced to cease doing business.

     As can be seen from the Company's filings with the Securities and Exchange Commission (the "SEC") over the past year, the Company has experienced net losses and negative cash flows from operations and has an accumulated deficit at June 30, 2006 of approximately $24,781,764 and a negative working capital position. The ability of the Company to generate positive cash flows from operations and net income is dependent, among other things, on market conditions, the recovery of recorded assets, cost control, identifying and securing additional revenue sources, and the Company's ability to raise capital under acceptable terms. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. As noted in an explanatory paragraph in the Report of Independent Certified Public Accountants on the Company's consolidated financial statements for the year ended December 31, 2005, as set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, (the "Annual Report"), these conditions have raised substantial doubt about the Company's ability to continue as a going concern.

Critical Accounting Policies

     The policies identified below are considered as critical to the Company's business operations and the understanding of the Company's results of operations. The impact of and any associated risks related to these policies on the Company's business operations is discussed throughout "Management's Discussion and Analysis or Plan of Operation." For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Company's consolidated financial statements for the year ended December 31, 2005, included in the Annual Report. Preparation of this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 (this "Quarterly Report") requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. There can be no assurance that actual results will not differ from those estimates.


Basis of Consolidation

     The consolidated financial statements include the accounts of i2Telecom Delaware and SuperCaller Community, Inc. ("SuperCaller"), both of which are, directly or indirectly, wholly-owned subsidiaries of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), as amended by SAB No. 101A and SAB No. 101B. SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured. Determination of criteria (iii) and (iv) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. The Company has concluded that its revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 101.

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

Recent Accounting Pronouncements

     In March 2005, the SEC released Staff Accounting Bulletin No 107, "Share Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment regulations. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of the next fiscal year, instead of the next reporting period beginning after June 15, 2005. The impact of SAB 107 had no effect on our financial statements.

     In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted FIN 47 beginning the first quarter of fiscal year 2006 and the adoption had no material impact on its financial statements.

     In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections." This new standard replaces APB Opinion No. 20, "Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements," and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement". The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The

Company has adopted Statement 154 and it did not have an impact on the Company's overall results of operation of financial position.

     In February of 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments"("SFAS NO. 155"), which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments. (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of SFAS No. 155 will have on its financial statements, if any.


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

Earnings Per Share

     For the second quarter of 2006 and 2005, net loss per share is based on the weighted average number of shares of Common Stock outstanding. At June 30, 2006 and June 30, 2005, the Company had, on a weighted average, 43,753,604 shares and 37,045,149 shares of Common Stock outstanding, respectively.

     At June 30, 2006, the Company had outstanding 150,790,523 shares of Common Stock and options and warrants to purchase 42,434,135 shares of Common Stock. Consequently, on an as-converted, fully-diluted basis, the Company would have 70,474,619 shares of Common Stock outstanding at June 30, 2006.
..

Stock Compensation

     During 2004, the Company's shareholders approved a stock option plan for its officers, directors and certain key employees. Generally, the options vest based on the attainment of certain performance criteria set forth in the option agreements. In addition, the Company has issued stock warrants to key employees, consultants, and certain investors, with expiration dates of one to five years. Effective January 1, 2005, the Company adopted early application of SFAS No. 123R. SFAS No. 123R supersedes APB Opinion No. 25 which was previously used by the Company. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Under APB Opinion No. 25, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price, the intrinsic value method. Under SFAS No. 123R, the Company recognizes an expense over the vesting period of the fair value of all stock-based awards on the date of grant. Beginning January 1, 2005, all stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123R and related interpretations.

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

Interim Financial Data

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2005, set forth in the Annual Report. The interim financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of i2 Telecom International, Inc. and Subsidiaries as of June 30, 2006 and June 30, 2005, and the results of their operations and cash flows for the three months ended March 31, 2006 and 2005. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2006.

NOTE 2: NOTES PAYABLE

Notes Payable as of June 30, 2006 and December 31, 2005:

                                                                                      2006               2005
                                                                          ----------------- ------------------
     a. 8% note payable due to an individual previously affiliated with
     SuperCaller. The principal and all accrued interest are due and payable upon the Company obtaining certain levels of equity funding. These funding
     levels are expected to be met prior to December 31, 2006.                    $ 50,000          $  50,000
     b. 6% note payable due to an individual  previously affiliated with
     SuperCaller.  The  principal  and all accrued  interest are due and payable  upon  the  Company  obtaining  certain  levels  of  equity funding.  These  funding  levels  are  expected  to be met prior to
     December 31, 2006.                                                             50,000             50,000
     c. 8%  note  payable  to a  bank.  The  principal  and all  accrued interest were due on December 31, 2005.  In May 2006,  the maturity date was extended  until  December 31,  2006.The  note is unsecured
     and guaranteed by an officer of the Company.                                   65,962             80,625
     d.  12%  note  payable  due  to an  individual  shareholder  of the company.  The  principal  and  all  accrued  interest  were  due on
     December  31,  2005.  The note is unsecured  and  guaranteed  by an officer  of the  Company.  In April  2006,  the  maturity  date was
     extended until May 31, 2006.                                                  250,000            250,000
     e. 12% note payable due to a  corporation.  The  principal  and all accrued  interest  were  due on  September  30,  2005.The  note  is
     unsecured and guaranteed by an officer of the Company.                        100,000            100,000
     f. 12% note payable due to an  individual.  The  principal  and all accrued  interest were due on April 30, 2006.  In August 2006,  the
     maturity date was extended until September 15, 2006.                          300,000                  0
     g. 12% note payable to an officer & director of the Company. The principal and accrued interest were due on May 31, 2006. The note is unsecured. In
     August 2006, the maturity date was extended until
     Sept. 15, 2006.                                                                75,000            175,000
     h. 12% note payable due to an  corporation.  The  principal and all accrued  interest  were  due on  December  31,  2005.  The  note is
     unsecured and  guaranteed by an officer of the Company In May 2006,           300,000            300,000
     the maturity date was extended until September 15, 2006.
     i. 12% note payable due to an individual. The principal and all accrued interest were due on May 31, 2006. The note is unsecured and guaranteed by an officer of the Company. In August 2006, the maturity date
     was extended until September 15, 2006.                                         50,000             50,000
     j. 12% note payable due to an  individual.  The  principal  and all accrued  interest  were due on May 31, 2006.  The note is unsecured and  guaranteed by an officer of the Company.  In January 2006, the
     maturity date was extended until August 15, 2006.                              35,000             50,000
     k. 3% note payable due to an corporation controlled by a director of the
     Company. The principal and all accrued interest were due on September 30,
     2005. In August 2006, the maturity date was extended until September 15,
     2006. The note is unsecured.                                                   50,000             50,000
     l. 12% note payable due to an  individual  who is a director of the
     Company.  The  principal  and  all  accrued  interest  were  due on


     January  31,  2006.  The note is  unsecured.  In August  2006,  the
     maturity date was extended until August 15, 2006.                              50,000             50,000
     m. 3% note payable due to a corporation. The principal and all accrued interest were due on May 31, 2006. The note is unsecured. In August 2006,
     the maturity date was extended until December 31, 2006.                       164,500            200,000
     n. 10% note payable due to a  corporation.  The  principal  and all accrued  interest are due on May 15, 2006. The note is secured.  In
     May 2006, the maturity date was extended until Sept. 15, 2006.              1,000,000          1,000,000
     o. 10% note payable due to an  individual.  The  principal  and all accrued  interest are due on May 15, 2006. The note is secured.  In
     May 2006, the maturity date was extended until September 15, 2006.            100,000            100,000
     p. 10% note payable due to an individual. The principal and all accrued interest are due on May 15, 2006. The note is secured. In May 2006, the
     maturity date was extended until September 15, 2006                           100,000            100,000
     q. 8% note payable due to a corporation. The principal and all accrued interest are due on February 20, 2006. The note is unsecured  and guaranteed  by an officer of the Company.  In March 2006, the maturity was
     extended until May 31, 2006.                                                   25,000             25,000
     r.  8%  note  payable  to an  individual.  The  principal  and  all accrued  interest  are  due on  February  18,  2006.  The  note  is unsecured.  In March 2006,  the maturity was extended until May 31,
     2006.                                                                          25,000             25,000
     s. 7.5% note payable to a corporation. The principal and all accrued
     interest are due on April 1, 2007. The note is unsecured.                     168,000                  0
     t. 12% note  payable  to a  corporation.  The note was paid in full
     1st quarter of 2006.                                                                0             75,000
     u. 12% note  payable to a  individual.  On April 17th 2006 the note was paid down  $15,000 and the  remainder  was  converted to common
     stock of the company.                                                               0             50,000


Notes Payable -continued

     Total Long Term Debt                                                        2,966,632          2,780,625
     Less:  Current Portion                                                      2,966,632          2,780,625
     Long-Term Portion                                                            $    -0-           $    -0-



NOTE 3: CONVERTIBLE BONDS

     On January 9, 2006, the Company closed a financing transaction in which it sold 10% secured convertible debentures (the "Debentures") to Cornell Capital Partners, LP ("Cornell") to raise $1,700,000 pursuant to a Securities Purchase Agreement dated thereof (the "Securities Purchase Agreement"). The Company received $600,000 upon closing. On April 6, 2006, the Company closed a financing transaction in which it sold 10% secured convertible debentures to Cornell. The

Company received $600,000 upon closing. On May 10, 2006, the Company closed a financing transaction in which it sold 10% secured convertible debentures to Cornell. The Company received $550,000 upon closing.

     The Debentures mature on January 9, 2009, April 13, 2009 and May 10, 2009, respectively. The Debentures are convertible from time to time into the common stock of the Company by Cornell at the price per share equal to the lesser of
(1) ninety percent (95%) of the lowest volume weighted average price of the Company's common stock, as quoted by Bloomberg, LP, for the thirty (30) trading days immediately preceding the conversion date or (2) $0.10. In the event that the volume weighted average price of the Company's common stock, as quoted by Bloomberg, LP, is below Four Cents ($0.04) for ten (10) consecutive Trading Days, Cornell shall not, unless waived by the Company, convert more than Two Hundred Thousand Dollars ($200,000) of principal and interest due and outstanding under the Debentures into shares of the Company's common stock in any thirty (30) calendar day period. Additionally, Cornell may not convert the Debentures or exercise the Warrant (as defined below) if such conversion or exercise would result in Cornell, together with any affiliate thereof, beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1933 and the rules promulgated thereunder) in excess of 4.9% of the then issued and outstanding shares of the Company's common stock. The Company has an option to redeem a portion or all of the outstanding principle convertible Debentures, provided that the price of the Company's common stock is trading below the Fixed Conversion Price, with the redeem price of one hundred twenty percent (120%) of the amount redeemed plus accrued interest.


     Convertible bonds at June 30, 2006 and December 31, 2005:

                                                          2006           2005
                                                    -----------      -----------

10% Convertible Bonds                               $1,700,000      $       -
                                                    -----------      -----------






NOTE 4: STOCK OPTIONS AND WARRANTS

                                                              June 30, 2006                        December 31,2005
                                                    ------------------------------------- -------------------------------------

                                                                               Weighted                             Weighted
                                                           Number of           Average           Number of           Average
                                                           Options/           Exercise          Options/           Exercise
                                                           Warrants            Price            Warrants             Price
                                                    --------------------- --------------- -------------------- ----------------
     Outstanding at Beginning of
       Period                                               27,784,602           $ .56           22,757,921              .67
     Options Granted                                         7,570,523           $ .09            4,175,771            $ .53
     Warrants Granted                                       11,189,741           $ .14            9,467,015            $ .34
     Exercised                                             (4,062,435)           $ .00           (6,337,688)             .56
     Forfeited                                                (48,296)           $ .39           (2,278,417)           $ .55
                                                    ..................... ............... .................... ................
     Outstanding at End of Period                           42,434,135           $ .22           27,784,602            $ .57
                                                    --------------------- --------------- -------------------- ----------------
     Options Exercisable at End of
       Period                                               39,452,840           $ .22           16,918,676              .60
     Weighted-average Fair Value of
       Options Granted During the Period                                         $ .08                                 $ .32

     As of June 30, 2006, the range of option and warrant exercise prices for outstanding and exercisable options and warrants was $.01 to $1.00 with a weighted average remaining contractual life of 2.02 years.

NOTE 4:  STOCK APPRECIATION RIGHTS AND RESTRICTED SHARE UNITS

     On December 31, 2003, the Company terminated its stock appreciation plan and cancelled all outstanding rights granted. As consideration for the consideration of rights cancelled, each employee received restricted stock or cancellation of their notes receivable at rate of $3.00 per right. On December 31, 2003, the Company amended its 2002 Stock Option Plan to properly administer the granting of restricted stock. Under the amended plan, employees are granted restricted share units without cost to the employee. Each restricted share unit awarded to a participant represents an unfunded, unsecured right, which is nontransferable except in the event of death, of the employee to receive one share of common stock, $.01 par value, of i2Telecom Delaware on the date specified in the grant. As a result of the Merger each such right was converted into the right to receive shares of Common Stock, no par value per share, and Preferred Stock Series B, no par value per share (the "Preferred Stock Series B"), as outlined in the Merger Agreement. The restricted share units granted under the plan vest evenly over three years, with immediate vesting upon termination.


         Information with respect to restricted share units as of June 30, 2006 and 2005 is as follows:

                                                                                       2006                   2005
                                                                       ....................... ......................
     Restricted Units-Beginning of Year                                             382,588              1,102,088
     Restricted Units Granted                                                     6,000,000                    -0-
     Transfer to Common Stock Due to Lapse of Restrictions                       (1,191,284)                   -0-
                                                                       ....................... ......................
     Restricted Units-End of Year                                                 5,191,284              (367,363)
                                                                       ----------------------- ----------------------
     Weighted Average Fair Value of Shares                                           $  .07                734,725
     Pre-Tax Compensation Expense Charged to                                                                $  .45
       Earnings, net of cancellations                                                $  -0-




Item 2. Management's Discussion and Analysis or Plan of Operation

     Certain statements in this Quarterly Report and in future filings by the Company with the SEC and in the Company's written and oral statements that are not statements of historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "intend," "will" and similar expressions are examples of words that identify forward-looking statements. Forward-looking statements include, without limitation, statements regarding our future financial position, business strategy and expected cost savings. These forward-looking statements are based on our current beliefs, as well as assumptions we have made based upon information currently available to us.

     Each forward-looking statement reflects our current view of future events and is subject to risks, uncertainties and other factors that could cause actual results to differ materially from any results expressed or implied by our forward-looking statements. Important factors that could cause actual results to differ materially from the results expressed or implied by any forward-looking statements include:

      o our ability to fund future growth;
      o our ability to become profitable;
      o the volatility of the price of our Common Stock;
      o market demand for and market acceptance for our products;
      o our ability to protect our intellectual property rights;
      o new regulation and legislation;
      o trends for the continued growth of our business and other businesses we may acquire;
      o our ability to successfully market existing products and services and develop and market new products and services;
      o our ability to expand our market for existing products and services;
      o the effects of our accounting policies and general changes in accounting principles generally accepted in the United States of America;
      o General economic conditions of the telecommunications market, including the new and evolving market for next-generation communications solutions; and
      o other risks and uncertainties disclosed in our Annual Report.

     On  Monday,  November  7,  the  Federal  Communications   Commission  (FCC)
(www.fcc.gov) Enforcement Bureau issued further revisions to E911 compliance requirements for interconnected VoIP service providers.

     In the latest policy, VoIP providers won't be forced to cut off subscribers who don't receive E911 services by November 28, 2005. However, VoIP companies will be expected to stop marketing their service and accepting new customers in service areas that aren't equipped to do E911 call routing, even if subscribers would be able to get "basic" 911 service. The FCC document states "Although we do not require providers that have not achieved full 911 compliance by November 28, 2005, to discontinue the provision of interconnected VoIP service to any existing customers, we do expect that such providers will discontinue marketing VoIP service, and accepting new customers for their service, in all areas where they are not transmitting 911 calls to the appropriate PSAP in full compliance with the Commission's rules."

     As of the date of this report the Company has only partly met the FCC's order for E911 compliance.

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

Business of the Company

     The Company, through its subsidiary, i2Telecom Delaware, provides low-cost telecommunications services employing next-generation VoIP technology. These operations are based in Atlanta, Georgia, and Redwood City, California. Through i2Telecom Delaware, the Company controls its own proprietary technology and outsources the majority of its production and service functions with strategic partners. The Company, through i2Telecom Delaware, provides the VoiceStick(TM), micro gateway adapters (InternetTalker(TM)), VoIP long distance and other enhanced communication services to subscribers. The Company's proprietary technology platform is built to the Session Initiation Protocol ("SIP") standard. The Company's revenue model now includes revenue from the sale of the VoiceStick(TM) and other integrated access devices ("IADs") along with recurring monthly subscriptions and call minute termination. The Company believes its proprietary technology provides meaningful advantages particularly in the areas of ease of use, high quality service, and low cost and robust features.

     The Company's proprietary technology platform is built to the SIP standard and offers the end user the following primary benefits:

     o  near carrier grade quality of service;

     o  low cost long distance calling worldwide;

     o  broadband access via laptop with the Company's VoiceStick(TM);

     o  broadband technology in the Company's InternetTalker(TM) IAD;

     o plug and play technology using traditional phones (including cellular) without professional installation; and

     o unlimited global calling among VoiceStick(TM) and InternetTalker(TM) IAD users with a minimal monthly subscription.

     The Company's management intends to focus solely upon VoIP as the Company's primary line of business. In addition, the Company's management is constantly exploring various strategic alternatives, including partnering with other telecommunication companies, both foreign and domestic, and engaging in acquisitions of strategic competitors and/or telecommunication service providers. There can be no assurances that such efforts will be successful. The Company may finance these new business opportunities through a combination of equity and/or debt. If the Company determines to finance these opportunities by issuing additional equity, then such equity may have rights and preferences superior to the outstanding Common Stock and Preferred Stock, and the issuance of such equity will dilute the ownership percentage of the Company's existing shareholders. If the Company determines to finance these opportunities by incurring debt, then such debt may not be available to the Company on favorable terms, if at all.

RESULTS OF OPERATIONS

     Revenues decreased from $266,230 for the second quarter of 2005 to $136,975 for the second quarter of 2006. The decrease in revenues was driven by the Company's reorganization focusing from product to service offerings.

     Cost of revenues decreased from $289,071 for second quarter of 2005 to $131,179 for second quarter of 2006. The decrease was driven by the Company's reorganization focusing from product to service offerings.

     Gross profit for the second quarter of 2006 was $5,796 as compared to a gross loss of $22,841 for the second quarter of 2005.

     Sales, general and administrative expenses for the second quarter of 2006 were $1,442,427 as compared to $1,896,804 for the same period in 2005. This decrease was attributable to reductions of payroll and related expenses. The Company incurred $233,471 of non recurring expenses of the $1,442,626 of SGA expense for the secondsecond quarter 2006.

     Loss from operations for the second quarter of 2006 as compared to the second quarter of 2005 decreased from $1,919,645 to $1,436,631 due to the decrease in sales, general and administrative expenses for the secondsecond quarter.

     Net loss for the second quarter of 2006 was $1,527,662 as compared to a net loss for the same period in 2005 of $1,927,861. The decrease in net loss for the second quarter 2006 as compared to the same period in 2005 is due to the Company's continued reduction in operating costs.

     The Company's net accounts receivable balance decreased between June 30, 2005 and June 30, 2006 by approximately $427,000. This decrease is due to the increase in reserves for doubtful accounts quarter over quarter of $50,000. The Company's inventory decreased by approximately $327,000 between June 30, 2005 and June 30, 2006. The inventory decrease was primarily due to the write off`s

                                       20
of obsolete inventory.


                                                                      For the Three Months Ended
                                                                               June 30,
                                               --------------------------------------------------------------------------

                                                          2006                2005              Variance         Percentage
                                                          ----                ----              --------         ----------
Gross Revenue                                         $  136,975          $  266,230           $(129,155)          (24.85%)
Cost of Sales                                            172,489             289,071            (116,582)          (39.31%)
                                                      ----------          ----------           ----------          --------
Gross Profit                                          $ (35,514)          $ (22,841)           $ (12,673)          (55.48%)

Operating Expenses:
General and Administrative Expenses                   $1,434,016          $1,896,804           $(462,788)          (19.30%)
Other Income (Expense) Net                              (91,032)             (8,216)             (82,816)           123.84%
                                                      ----------          ----------           ----------          --------
Net Loss                                              $1,560,562          $1,927,861           $  367,299            19.05%
                                                      ==========          ==========           ==========          ========

RESULTS OF OPERATIONS

     Results of operations for the six months ended June 30, 2006 compared with the results of operations as for the six months ended June 30, 2005

     Revenues decreased from $452,538 for the six months ended June 30, 2005 to $276,978 for the six months ended June 30, 2006. Revenues decreased as a result of a change from a product driven business model to a service model with recurring revenues.

     Cost of revenues decreased from $406,097 for the six months ended June 30, 2005 to $243,505 the six months ended June 30, 2006. This decrease is again attributable a change from a product driven business model to a service model with recurring revenues during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

     Gross profit for the six months ended June 30, 2006 was $74,783 as compared to gross profit of $46,441 for the six months ended June 30, 2005. The decrease is due primarily to a change from a product driven business model to a service model with recurring revenues.

     Loss from operations for six months ended June 30, 2006 was $2,736,933 compared to $3,548,070 for the six months ended June 30, 2005. Total selling, general and administrative expenses for the six months ended June 30, 2006 was $2,811,717 compared to $3,594,511 for the six months ended June 30, 2005. The majority of the selling, general and administrative expense decrease came from decreased personnel costs and decreased costs associated with product development.

     Finally, net loss for the six months ended June 30, 2006 was $2,878,801 as compared to a net loss for the six months ended June 30, 2005 of $3,900,201. The decrease in net loss is a result of the Company's continued reduction spending on overhead and the costs associated with the continued research and development expenditures on the Company's products.


                                                                      For the Six Months Ended
                                                                                 June 30,
                                                  ------------------------------------------------------------------------

                                                       2006               2005             Variance          Percentage
                                                       ----               ----             --------          ----------
Gross Revenue                                       $  276,978           $  452,538         $(175,560)           (38.79%)
Cost of Sales                                          243,505              406,097          (162,592)           (40.04%)
                                                    ----------           ----------         ----------         ----------
Gross Profit                                        $   33,473           $   46,441          ($12,968)           (27.92%)
Operating Expenses:
General and Administrative Expenses                 $2,803,306           $3,594,511         ($791,205)             22.01%
Other Income (Expense)  Net                          (141,867)              12,014)          (129,853)         (1080.84%)
                                                    ----------           ----------         ----------         ----------
Net Loss                                            $2,911,700           $3,560,084         ($648,384)             18.21%
                                                    ==========           ==========         ==========         ==========


RESULTS OF OPERATIONS-CONTINUED
LIQUIDITY AND CAPITAL RESOURCES


Liquidity and capital resources as of June 30, 2006 as compared with liquidity and capital resources as of June 30, 2005.

     On  June  30,  2006,  the  Company  had  a  working   capital   deficit  of
approximately $7,244,102 compared to June 30, 2005 when the Company had a working capital deficit of approximately $2,195,000. The Company's working capital position decreased by approximately $5,049,102 for the period ended June 30, 2006 as compared to the period ended June 30, 2005. The decrease in working capital was primarily due to a decrease in cash of approximately $5,000 increase in accounts payable of approximately $1,360,000, and increase in notes payable of approximately $1,598,000. Net cash used in operating activities was ($1,143,332) for the six months ended June 30th of 2006. Again, the increase in net cash used in operating activities between June 30, 2006 and June 30, 2005 is attributable to a decrease in accounts receivable of approximately $427,000, decrease in inventories of approximately $327,000 and an increase in accounts payable of approximately $1,360,000. Net loss of approximately $2,878,801 is reduced by non-cash items of depreciation and amortization amounting to approximately $573,580. Primary sources of cash inflows from operations are from sales of the VoiceStick(TM), VoiceStick(TM) activation charges and pre-paid charges and receivables collected from sales to customers for the Company's IAD, as well as the collection of revenue for carrying long distance calls and from monthly service fees. Future cash inflows from sales are subject to the Company's pricing and ability to procure business at existing market conditions.

     Net cash used in investing activities was approximately ($74,000) for the six months ended June 30th of 2006 as compared to approximately ($66,095) for the same period in 2005. Both periods investing activities were primarily due to equipment purchases and payment for patents and trademarks.

     Cash flows provided by financing activities were approximately $1,098,240 for the six months ended June 30th of 2006 as compared to $2,347,001 for the same period in 2005. The principal source of cash for the second quarter of 2006 was from the issuance of convertible bonds of $1,150,000


OFF BALANCE SHEET ARRANAGEMENTS

None.

Item 3:  Controls and Procedures

     The Company's Chief Executive Officer and principal financial officer has evaluated the Company's controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officer has concluded that, as of the end of the period covered by this Quarterly Report, the Company's controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.


     In April 2006, the Company issued to Cornell Capital, an aggregate of 73,113,333 shares of Common Stock as additional collateral to meet the requirement 100,000,000 shares of Common Stock issued. Previously in December 2005, 26,886,667 shares of Common Stock were issued to Cornell Capital. These shares were issued collectively in connection with an investment in the Company. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation
D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are registered under the Company's last registration statement. The Company's registration statement became effective on May 26, 2006 with the Securities & Exchange Commission.

     Also in April 2006, the Company issued to Richardson & Patel and Peter Hogan, general counsel to the Company, an aggregate of 500,000 shares of Common Stock in lieu of $63,000 in fees due over a four month period in connection with services provided by them to the Company. The shares were issued in April 2006 without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to "piggyback registration" rights upon filing of the Company's next registration statement. The Company's registration statement became effective on May 26, 2006 with the Securities & Exchange Commission.


     On April 6, 2006, the Company closed a financing transaction in which we sold 10% secured convertible debentures (the "Cornell Debentures") to Cornell Capital Partners, LP ("Cornell") to raise another $600,000 The Cornell Debentures mature on January 9, 2009 and April 6, 2009. The Cornell Debentures are convertible from time to time into our common stock by Cornell at the price per share equal to the lesser of (1) ninety percent (95%) of the lowest volume weighted average price of our common stock, as quoted by Bloomberg, LP, for the thirty (30) trading days immediately preceding the conversion date or (2) $0.10. In the event that the volume weighted average price of our common stock, as quoted by Bloomberg, LP, is below Four Cents ($0.04) for ten (10) consecutive Trading Days, Cornell shall not, unless waived by us, convert more than Two Hundred Thousand Dollars ($200,000) of principal and interest due and outstanding under the Cornell Debentures into shares of our common stock in any thirty (30) calendar day period. Additionally, Cornell may not convert the Debentures or exercise the Warrant (as defined below) if such conversion or exercise would result in Cornell, together with any affiliate thereof, beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1933 and the rules promulgated thereunder in excess of 4.9% of the then issued and outstanding shares of our common stock. We have an option to redeem a portion or all of the outstanding principal under the convertible Debentures, provided that the price of our common stock is trading below the Fixed Conversion Price, of the redemption price of one hundred twenty percent (120%) of the amount redeemed plus accrued interest.

     Also in April 2006, 1,663,609 shares of Common Stock were issued to 12 individuals and institutional investors of the Company's Series D and Series E convertible preferred shares in lieu of $251,238 of preferred dividends for the second , third and fourth quarters of 2005. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to "piggyback registration" rights upon filing of the Company's next registration statement. The Company's registration statement became effective on May 26, 2006 with the Securities & Exchange Commission.

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

     Also in April 2006, the Company issued to Kenny Securities, financial advisor to the Company, an aggregate of 200,000 shares of Common Stock in lieu of $25,000 in fees due. The shares were issued in connection with services provided by them to the Company. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to "piggyback registration" rights upon filing of the Company's next registration statement. The Company's registration statement became effective on May 26, 2006 with the Securities & Exchange Commission.

     Also in April 2006, the Company issued to Mr. Phipps an aggregate of 350,000 shares of Common Stock in lieu of a $35,000 promissory note with interest. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to "piggyback registration" rights upon filing of the Company's next registration statement. The Company's registration statement became effective on May 26, 2006 with the Securities & Exchange Commission.

     Also in April 2006, the Company issued to CEOCast, an investor relations advisory firm providing services to the Company, an aggregate of 1,000,000 shares of Common Stock in lieu of $100,000 in fees due over the next twelve month period. The shares were issued in connection with services provided by them to the Company. The shares are to be issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in
Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to "piggyback registration" rights upon filing of the Company's next registration statement. The Company's registration statement became effective on May 26, 2006 with the Securities & Exchange Commission.


     Also in April 2006, the Company had issuable to Mssrs. Lippert and Heilshorn, consultants to the Company, an aggregate of 180,000 shares of Common Stock in lieu of $18,000 in fees due. The shares were issued in connection with services provided by them to the Company. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to "piggyback registration" rights upon filing of the Company's next registration statement. The Company has filed a registration statement on April 13, 2006 and is working with the Securities & Exchange Commission to declare it effective. Additionally, the Company issued to Mssrs. Lippert and Heilshorn three-year warrants to purchase aggregate of 54,000 shares of Common Stock at an exercise price of $1.00 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in lieu of additional consideration for a discount to the consulting agreement with the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.


     On May 10, 2006, the tCompany closed a financing transaction in which we sold 10% secured convertible debentures (the "Cornell Debentures") to Cornell Capital Partners, LP ("Cornell") to raise $550,000 immediately prior to the date the registration statement is declared effective by the Securities and Exchange Commission (the "Commission"). The Cornell Debentures mature on January 9, 2009, April 9, 2009 and May 10, 2009. The Cornell Debentures are convertible from time to time into our common stock by Cornell at the price per share equal to the lesser of (1) ninety percent (95%) of the lowest volume weighted average price of our common stock, as quoted by Bloomberg, LP, for the thirty (30) trading days immediately preceding the conversion date or (2) $0.10. In the event that the volume weighted average price of our common stock, as quoted by Bloomberg, LP, is below Four Cents ($0.04) for ten (10) consecutive Trading Days, Cornell shall not, unless waived by us, convert more than Two Hundred Thousand Dollars ($200,000) of principal and interest due and outstanding under the Cornell Debentures into shares of our common stock in any thirty (30) calendar day period. Additionally, Cornell may not convert the Debentures or exercise the Warrant (as defined below) if such conversion or exercise would result in Cornell, together with any affiliate thereof, beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1933 and the rules promulgated thereunder) in excess of 4.9% of the then issued and outstanding shares of our common stock. We have an option to redeem a portion or all of the outstanding principal under the convertible Debentures, provided that the price of our common stock is trading below the Fixed Conversion Price, of the redemption price of one hundred twenty percent (120%) of the amount redeemed plus accrued interest.

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

     Also in May 2006, 1,225,000 shares of Common Stock were issuable upon exercise of a warrant exercisable until May 11, 2011 to 5 individuals, Mssrs. Collins, Dohrman, Hamilton, Klages and Olson and 1 Trust, F/B/O, Mr. & Mrs. Swift, at an exercise price of $0.10 per share (subject to customary adjustments in accordance with the terms thereof). The warrants are issuable as compensation for services rendered by the shareholders sto the Company. Brian Swift exercises on behalf of the "Trust" voting and dispositive power with respect to the shares of Common Stock registered hereby for the account of the Selling Shareholder. The Selling Shareholders are an affiliate of a registered broker-dealer. The Seller Shareholders have certified to the Company that the Selling Shareholders received the securities convertible or exercisable into the shares of Common Stock registered hereby in the ordinary course of business and at the time of such receipt had no agreements or understandings with any person to distribute such shares of Common Stock.

     Also in May 2006, the Company issued to Mssrs. Arena, Braswell and Phipps three-year warrants to purchase aggregate of 826,974 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in consideration of collateral made available for benefit of the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

     Also in May 2006, the Company issued to one investor Vestal Venture Capital and University Bank three-year warrants to purchase aggregate of 200,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in lieu of additional consideration for loan extensions to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation
D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

     In July 2006, the Company issued to one investor Vestal Venture Capital and University Bank three-year warrants to purchase aggregate of 200,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in lieu of additional consideration for loan extensions to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation
D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things. Also, in July 2006, 2,000,000 shares of Common Stock were issued to 1 corporation, an institutional investor of the Company's Series D convertible preferred shares which were converted. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, a portion of these shares are have been registered with the Company's last registration statement now in effect.

     In August 2006, 75,000 shares of Common Stock were issued to 1 individual, an investor of the Company's Series D convertible preferred shares which were converted. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, a portion of these shares are have been registered with the Company's last registration statement now in effect.

Item 3.  Defaults Upon Senior Securities

     As of June 30, 2006, the Company is in arrears in the payment of dividends in the amount of $196,000 owed in respect of the Company's outstanding Preferred Stock Series D and Preferred Stock Series E. Interest was 7% annual percentage rate ("APR") year 1 from 8/11/04, then 8% APR for year 2 and 9% APR for year 3. Interest rate calculation varies during the first quarter period March 31, 2006. Default interest rate accrues at 13% per annum. On April 17, 2006, the Company issued 1,663,611 shares of common stock in lieu of $251,234 of interest owed in respect of the Company's outstanding Preferred Stock Series D and Preferred Stock Series E.

Item 4. Submission of Matters to a Vote of Security Holders None

Item 5. Other Information
None.


Item 6.  Exhibits

         The exhibits required to be filed with this Quarterly Report are set forth on the Exhibit Index filed herewith.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         i2 TELECOM INTERNATIONAL, INC.




Date: August 18, 2006            /S/  Paul R. Arena
                                 -------------------------------------
                                 Paul R. Arena,
                                 Chairman of the Board,
                                 Chief Executive Officer and Principal
                                        Financial Officer

                       EXHIBIT INDEX

3.1.1    Articles of Incorporation, as amended

3.1.2 Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

3.1.3 Bylaws, as amended Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

3.1.4 Certificate of Designations of Rights and Preferences Incorporated by reference to Exhibit 3.1 to the Company's of Preferred Stock Series D of i2 Telecom Current Report on Form 8-K filed August 13, 2004. International, Inc.

3.1.5    Amendment to the Company's Articles of Incorporated by reference to
         Exhibit 3.1 to the Company's Incorporation filed June 3, 2004. Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

3.1.6    Amendment to the Company's Articles of Incorporated by reference to
         Exhibit 3.2 to the Company's Incorporation filed August 10, 2004. Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

3.1.7 Certificate of Designation to series D& E [where incorporated by reference?]

3.1.8    Amendment from March 29 [?]

10.1 Secured Convertible debenture dated May 10, 2006 between the Company and Cornell Capital Partner LP.

31.1 Rule 13a-14(a)/15d-14(a) Certification by the Company's Chief Executive Officer and Principal Financial Officer filed herewith.

32.1 Section 1350 Certification by the Company's Chief Executive Officer and Principal Financial Officer filed herewith

                                                                    Exhibit 31.1
                                  Certification

I, Paul R. Arena, Chief Executive Officer and Principal Financial Officer of i2 Telecom International, Inc. certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 of i2 Telecom International, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. As the sole certifying officer, I am are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. As the small business issuer's other certifying officer(s) and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 18, 2006
                                /S/ Paul R. Arena
                                 -------------------------------------
                                 Paul R. Arena,
                                 Chairman of the Board,
                                 Chief Executive Officer and Principal
                                        Financial Officer

                                                                    Exhibit 32.1

                           SECTION 1350 CERTIFICATION

I, Paul R. Arena, Chairman of the Board, Chief Executive Officer and Chief Financial Officer of i2 Telecom International, Inc. (the "Company"), do hereby certify in accordance with 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. The Quarterly Report on Form 10-QSB of the Company for the period ended June 30, 2006 (the "Periodic Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. ss.ss.78m or 78o(d)); and

2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 18, 2006

                                /S/ Paul R. Arena
                                 -------------------------------------
                                 Paul R. Arena,
                                 Chairman of the Board,
                                 Chief Executive Officer and Principal
                                        Financial Officer