Form 10QSB
period 2006-09-30
I2 TELECOM INTERNATIONAL INC
filed 2006-12-04
CIK 949371

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 [ X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 2006.

[     ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ______________

Commission file number: 0-27704

                         i2 Telecom International, Inc.
        (Exact Name of Small Business Issuer as Specified in its Charter)

Washington                                                    91-1426372
(State or Other Jurisdiction of                               (IRS Employer
Incorporation or Organization)                               Identification No.)

5070 Old Ellis Pointe
Suite 110
Roswell, GA  30076
(Address of Principal Executive Offices)
(Issuer's Telephone Number, Including Area Code)  (678) 538-0500

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act) [_] Yes [X] No


As of December 4, 2006, the registrant had 161,564,855 shares of common stock outstanding.

Transitional Small Business Disclosure Format: [_] Yes [X] No

-------------------------------------------------------------------------------


                                   INDEX
                                                                        Page

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements                                    3

Item 2.           Management's Discussion and Analysis of or Plan        20
                  of Operation

Item 3.           Controls and Procedures                                23

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                      24

Item 2.           Unregistered Sales of Equity Securities and            24
                  Use of Proceeds

Item 3.           Default Upon Senior Securities                         26

Item 6.           Exhibits                                               26

SIGNATURE PAGE                                                           29

CERTIFICATIONS                                                           30


-------------------------------------------------------------------------------





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         i2 TELECOM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)





                                                          ASSETS

                                                                                  September 30, 2006      December 31, 2005
                                                                                  ..................... ......................
Current Assets
  Cash                                                                                      $ 12,579                  $ 238
  Restricted Cash                                                                                -0-                168,965
  Accounts Receivable, net of Allowance for Doubtful Accounts of
     $235,000 and $235,000, respectively                                                      18,732                 69,927
  Inventories                                                                                691,081                732,663
  Prepaid Expenses and Other Current Assets                                                  196,800                 84,407
.................................................................................. ..................... ......................
    Total Current Assets                                                                     919,192              1,056,200
.................................................................................. ..................... ......................


Property and Equipment, Net                                                                  982,192              1,206,982


Other Assets

  Intangible Assets                                                                        3,353,199              3,349,834
  Deposits                                                                                    27,840                 61,540
.................................................................................. ..................... ......................
  Total Other Assets                                                                       3,381,039              3,411,374
.................................................................................. ..................... ......................


      Total Assets                                                                       $ 5,282,423             $5,674,556
--------------------------------------------------------------------------------- --------------------- ----------------------


                                      3






                         i2 TELECOM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)




                                       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                   September 30, 2006     December 31, 2005
                                                                                   ..................... .....................
Current Liabilities
     Accounts Payable and Accrued Expenses                                               $ 3,690,204             $ 3,797,814
      Deferred Revenue                                                                        49,000                     -0-
     Notes Payable-Current                                                                 2,951,927              2,780,625
................................................................................... .................... .......................
     Total Current Liabilities                                                             6,691,131              6,578,439

Long-Term Debt - Convertible Bonds                                                         1,500,000                     -0-
................................................................................... .................... .......................
     Total Liabilities                                                                     8,191,131             6,578,439
................................................................................... .................... .......................

Shareholders' Equity (Deficit)
     Preferred Stock, No Par Value, 5,000,000
       Shares Authorized, 4,495 Shares and 4,910 Shares Issued
   and                Outstanding, respectively                                           4, 470,000               4,885,000
Common Stock, No Par Value, 250,000,000 Shares Authorized, 62,994,546 Shares and
   37,460,159 Shares Issued and Outstanding, respectively                                 16,882,447              14,651,858
 Restricted Common Stock (related to No Par Value above),
 2,628,784 Shares and 382,568  respectively                                                  253,473                 191,846
  Additional Paid-In Capital                                                               1,242,228               1,092,126
    Accumulated Deficit                                                                  (25,756,856)            (21,724,813)
................................................................................... .................... .......................
    Total Shareholders' Equity (Deficit)                                                 (2,908,708)                (903,883)
................................................................................... .................... .......................

     Total Liabilities and Shareholders'  Equity (Deficit)                                $5,282,423             $ 5,674,556
---------------------------------------------------------------------------------- -------------------- -----------------------

                                      4



                         i2 TELECOM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the           For the           For the          For the
                                                     Three             Three              Nine             Nine
                                                    Months            Months            Months           Months
                                                     Ended             Ended             Ended            Ended
                                             September 30,     September 30,     September 30,    September 30,
                                                      2006              2005              2006             2005
                                              ................ ................. ................. ................

Revenue                                          $ 252,546          $ 49,851         $ 529,524        $ 502,389

Cost of Revenue                                    166,072           369,492           376,126          775,589
............................................. ................ ................. ................. ................

Gross Profit (Loss)                                 86,474          (319,641)          153,398         (273,200)


General and Administrative Expenses                822,964         2,295,520         3,626,822        5,890,031
............................................. ................ ................. ................. ................

Loss From Operations                              (736,490)        (2,615,161)      (3,473,424)      (6,163,231)
............................................. ................ ................. ................. ................

Other Income (Expense)
  Interest Income                                        0               295               942            2,153
  Interest Expense                                (158,702)           (8,511)         (301,511)         (26,454)
  Gain on Forbearance of Debt                          -0-               -0-               -0-          350,960
  Loss on Disposal of Assets                             0               -0-               -0-              -0-
  Loss on Subscription List                            -0-               -0-               -0-              -0-
............................................. ................ ................. ................. ................
     Total Other Income (Expense)                 (158,702)           338,673         (300,569)         326,659
............................................. ................ ................. ................. ................
Loss Before Cumulative Effect of
    Accounting                                    (895,192)       (2,276,488)       (3,773,993)      (5,836,572)
    Change
............................................. ................ ................. ................. ................
Cumulative Effect of Accounting Change on
    Years Prior to 2005, Net of Income
    Tax of $-0-                                        -0-               -0-               -0-         (340,117)
............................................. ................ ................. ................. ................
Net Loss                                         $(895,192)      $(2,276,488)     $ (3,773,993)     $(6,176,689)
Dividends on Preferred Stock                       (79,900)          -0-              (258,050)        (222,237)
                                             ................ ................. ................. ................

Net Loss Available to Common Shareholders        $(975,092)      $(2,276,488)      $(4,032,043)     $(6,398,926)
-------------------------------------------- ---------------- ----------------- ----------------- ----------------

Weighted Average Common Shares:
  Basic                                         52,996,306        37,337,737        45,102,752       36,609,532
  Diluted                                       92,438,070        59,579,681        73,115,545       48,075,234
............................................. ................ ................. ................. ................
Basic Earnings Per Common Share:
   Loss Before Cumulative Effect of
        Accounting Change                         $   (.02)         $   (.06)         $   (.09)           $(.17)
  Cumulative Effect of Accounting Change          $   (.00)         $   (.00)         $   (.00)           $(.01)
............................................. ................ ................. ................. ................
Net Loss                                          $   (.02)         $   (.06)         $   (.09)           $(.18)
------------------------------------------- ---------------- ----------------- ----------------- ----------------
Diluted Earnings Per Common Share:
   Loss Before Cumulative Effect of
        Accounting Change                          $  (.02)          $  (.05)       $    (.06)    $       (.12)
  Cumulative Effect of Accounting Change           $  (.00)          $  (.00)       $    (.00)    $       (.01)
............................................. ................ ................. ................. ................
Net Loss                                           $  (.02)          $  (.05)       $    (.06)    $       (.13)
-------------------------------------------- ---------------- ----------------- ----------------- ----------------

                                      5



                         i2 TELECOM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         For the Nine     For the Nine
                                                         Months Ended     Months Ended
                                                         September 30,    September 30,
                                                               2006           2005
                                                        ..................................
Cash Flows From Operations
    Net Loss From Continuing Operations                  $ (4,032,043)   $ (6,398,926)
    Adjustments to Reconcile Net Income to Net Cash
      Provided By Operating Activities
    Bad Debts                                                     -0-             -0-
        Depreciation and Amortization                         296,320         166,520
        Interest Paid Via Issuance of Stock                       -0-         432,661
       Gain of Forbearance of Debt                                -0-        (350,960)
       Loss on Disposal of Assets                                 -0-              -0-
       Stock Compensation                                     590,102         119,899
      Cumulative Effect of Accounting Change                      -0-         340,117
       (Increase) Decrease In:
         Accounts Receivable                                   51,195        (152,163)
         Inventories                                           41,582         145,271
         Prepaid Expenses                                    (112,393)       (159,140)
         Other Assets                                          33,700          10,615
     Increase (Decrease) In:
     Accounts Payable and Accrued Expenses                    952,490       1,841,218
         Deferred Revenue                                      49,000            (125)
.........................................................................................
    Net Cash Used In Operating Activities                  (2,130,047)     (4,005,013)
..........................................................................................
Cash Flows From Investing Activities
     Proceeds from Disposal of Assets                             -0-              -0-
     Equipment Purchases                                      (71,530)       (608,945)
    Payments for Patents and Trademarks                        (3,365)        (26,259)
    Investment in Subsidiary                                       -0-            -0-

..........................................................................................
     Net Cash Used In Investing  Activities                   (74,895)        (635,204)
.........................................................................................
Cash Flows From Financing Activities
    Proceeds From Shareholder Loans                               -0-             -0-
    Payments of Shareholder Loans                                  -0-       (225,000)
    Proceeds from Issuance of Convertible Notes             1,750,000              -0-
    Proceeds From Notes Payable                               358,349         985,000
    Payment of Notes Payable                                 (335,047)       (272,463)
    Issuance of Common Stock                                  275,016         150,016
    Issuance of Preferred Stock                                   -0-       5,545,224
    Loan Financing Cost                                           -0-              -0-
    Dividends Paid                                                -0-              -0-
    Cash From Subsidiary Acquired Via Stock Exchange              -0-              -0-
..........................................................................................
         Net Cash Provided By Financing Activities          2,048,318       6,182,967
..........................................................................................

Increase (Decrease) in Cash                                  (156,624)       1,069,510
Balance, Beginning of Period                                  169,203          671,421
..........................................................................................
Balance, End of Period                                       $ 12,579      $ 1,740,931
-----------------------------------------------------------------------------------------
                                      6


            UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLOCIES


Background of the Company

i2 Telecom International, Inc., a Washington corporation formerly known as Digital Data Networks, Inc. (the "Company"), was incorporated as "Transit Information Systems, Inc." under the laws of the State of Washington on October 17, 1988. In July 1995, the Company changed its name to "Digital Data Networks, Inc." In March 2004, the Company changed its name to "i2 Telecom International, Inc." The Company's offices are currently located at 5070 Old Ellis Pointe, Suite 110, Roswell, GA 30076, and the Company's telephone number at that address is (770) 512-7174. The Company maintains a website at www.i2telecom.com and www.Voicestick.com.

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

         On February 26, 2004, a newly-formed, wholly-owned subsidiary of the Company merged with and into i2 Telecom International, Inc., a Delaware corporation ("i2Telecom Delaware"), with i2 Delaware surviving the merger as a wholly-owned subsidiary of the Company (the "Merger"), pursuant to that certain Agreement and Plan of Merger dated as of January 30, 2004, among the Company, a wholly-owned subsidiary of the Company, i2 Delaware and certain Shareholders of the Company and i2Telecom Delaware signatory thereto (the "Merger Agreement"). In connection with the Merger, former Shareholders of i2Telecom Delaware became entitled to receive shares of Common Stock and shares of various classes and series of the Company's preferred stock, no par value per share (collectively, the "Preferred Stock"), constituting of up to 88.44% of the voting securities of the Company, assuming the issuance of all contingent consideration such Shareholders may become entitled to receive pursuant to the Merger Agreement upon the resolution of a certain legal proceeding pending against i2Telecom Delaware. In connection with the Merger, effective February 26, 2004, (i) the Company's Board of Directors (the "Board of Directors") appointed Paul R. Arena, Chief Executive Officer and Chairman of the Board of i2Telecom Delaware, to serve as a director of the Company; (ii) all individuals serving as officers of the Company immediately prior to the Merger resigned their positions with the Company; and (iii) the officers of i2Telecom Delaware were appointed as officers of the Company.

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

Nature of Business

         The Company, through its subsidiary, i2Telecom Delaware, provides low-cost telecommunications services employing next-generation Voice over Internet Protocol ("VoIP") technology. These operations are based in Roswell, Georgia. Through i2Telecom Delaware, the Company controls its own proprietary technology and outsources the majority of its production and service functions with strategic partners. The Company, through i2Telecom Delaware, provides the VoiceStick(TM), micro gateway adapters (InternetTalker(TM)), VoIP long distance and other enhanced communication services to subscribers. The Company's proprietary technology platform is built to the Session Initiation Protocol ("SIP") standard. The Company's revenue model now includes revenue from the sale of the VoiceStick(TM) and other integrated access devices ("IADs") along with recurring monthly subscriptions and call minute termination. The Company believes its proprietary technology provides meaningful advantages particularly in the areas of quality of service, cost of service, features and ease of use.

         The Company's proprietary technology platform is built to the SIP standard and offers the end user the following primary benefits:
     o  near carrier grade quality of service;

     o  low cost long distance calling worldwide;

     o  broadband access via laptop with the Company's VoiceStick(TM);

     o  broadband and dial-up technology in the Company's InternetTalker(TM)IAD;

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

As can be seen from the Company's filings with the Securities and Exchange Commission (the "SEC") over the past year, the Company has experienced net losses and negative cash flows from operations and has an accumulated deficit at September 30, 2006 of approximately $25,756,856 and a negative working capital position. The ability of the Company to generate positive cash flows from operations and net income is dependent, among other things, on market conditions, the recovery of recorded assets, cost control, identifying and securing additional revenue sources, and the Company's ability to raise capital under acceptable terms. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. As noted in an explanatory paragraph in the Report of Independent Certified Public Accountants on the Company's consolidated financial statements for the year ended December 31, 2005, as set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, (the "Annual Report"), these conditions have raised substantial doubt about the Company's ability to continue as a going concern.

Critical Accounting Policies

The policies identified below are considered as critical to the Company's business operations and the understanding of the Company's results of operations. The impact of and any associated risks related to these policies on the Company's business operations is discussed throughout "Management's Discussion and Analysis or Plan of Operation." For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Company's consolidated financial statements for the year ended December 31, 2005, included in the Annual Report. Preparation of this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 (this "Quarterly Report") requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. There can be no assurance that actual results will not differ from those estimates.


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

Earnings Per Share

For the third quarter of 2006 and 2005, net loss per share is based on the weighted average number of shares of Common Stock outstanding. At September 30, 2006 and September 30, 2005, the Company had, on a weighted average, 45,102,752 shares and 36,609,532 shares of Common Stock outstanding, respectively.

At September 30, 2006, the Company had outstanding 65,623,330 shares of Common Stock and options and warrants to purchase 48,863,753 shares of Common Stock. Consequently, on an as-converted, fully-diluted basis, the Company would have 73,115,545 shares of Common Stock outstanding at September 30, 2006.

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

Interim Financial Data

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2005, set forth in the Annual Report. The interim financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of i2 Telecom International, Inc. and Subsidiaries as of September 30, 2006 and September 30, 2005, and the results of their operations and cash flows for the three months ended September 31, 2006 and 2005. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2006.


NOTE 2: NOTES PAYABLE

Notes Payable as of September 30, 2006 and December 31, 2005:

                                                                                      2006               2005
                                                                              ----------------- ------------------
     a. 8% note payable due to an individual previously affiliated with
     SuperCaller. The principal and all accrued interest are due and payable upon the Company obtaining certain levels of equity funding. These funding levels are expected to be met prior to
     December 31, 2006.                                                           $ 50,000          $  50,000
     b. 6% note payable due to an individual  previously affiliated with
     SuperCaller.  The  principal  and all accrued  interest are due and payable  upon  the  Company  obtaining  certain  levels  of  equity funding.  These  funding  levels  are  expected  to be met prior to
     December 31, 2006.                                                             50,000             50,000
     c. 8%  note  payable  to a  bank.  The  principal  and all  accrued interest  were  due on  July  31 31,  2005.  In  August  2006,  the maturity  date was extended  until  December 31,  2006.The  note is
     unsecured and guaranteed by an officer of the Company.                         65,349             80,625
     d.  12%  note  payable  due  to an  individual  shareholder  of the company.  The  principal  and all accrued  interest were due on May
     31, 2006.  The note is unsecured  and  guaranteed  by an officer of the Company.  In August 2006,  the maturity date was extended until
     August 31, 2007.                                                              245,000            250,000
     e. 12% note payable due to a  corporation.  The  principal  and all accrued  interest  were  due on  September  30,  2005.  The note is
     unsecured and guaranteed by an officer of the Company.                        100,000            100,000
     f. 12% note payable due to an  individual.  The  principal  and all accrued  interest  were due on September 15, 2006. In October 2006,
     the maturity date was extended until January 15, 2007.                        300,000                  0
     g. 12% note payable to an officer & director of the Company. The principal and accrued interest were due on September 15, 2006. The note is unsecured.
     In October 2006, the maturity date was extended
     until January 15, 2007.                                                        75,000            175,000
     h. 12% note payable due to an  corporation.  The  principal and all accrued  interest  were  due on  September  15,  2006.  The note is
     unsecured  and  guaranteed  by an officer of the Company In October           300,000            300,000
     2006, the maturity date was extended until January 15, 2007.
     i. 12% note payable due to an individual. The principal and all accrued interest were due on September 15, 2006. The note is unsecured and guaranteed by an officer of the Company. In October
     2006, the maturity date was extended until January 15, 2007.                   50,000             50,000
     j. 12% note payable due to an  individual.  The  principal  and all accrued  interest  were  due  on  August  15,  2006.  The  note  is unsecured and  guaranteed by an officer of the Company.  In October
     2006, the maturity date was extended until January 15, 2007.                   50,000             50,000
     k. 12% note payable due to an corporation controlled by a director of the
     Company. The principal and all accrued interest were due on August 31,
     2006. In August 2006, the maturity date was
     extended until January 15, 2007. The note is unsecured.                        50,000             50,000



     l. 12% note payable due to an  individual  who is a director of the
     Company.  The  principal  and  all  accrued  interest  were  due on
     August  31,  2006.  The note is  unsecured.  In October  2006,  the
     maturity date was extended until January 15, 2007.                             50,000             50,000
     m.  10%  note  payable  due to a  corporation.  The  principal  and interest  payments  are due weekly  for  $3,000  till paid in full.
     The note is  unsecured.  In  August  2006,  the  maturity  date was
     extended until December 31, 2006.                                             148,578            200,000
     n. 13% note payable due to a corporation. The principal and all accrued interest were due on November 15, 2006. The note is
     secured. The maturity date was extended until March 15, 2007.               1,000,000          1,000,000
     o. 13% note payable due to an  individual.  The  principal  and all accrued  interest  were  due on  November 15,  2006.  The note is
     secured.  The maturity date was extended until March 15 2007.                 100,000            100,000
     p. 13% note payable due to an  individual.  The  principal  and all accrued  interest  were  due on  November  15,  2006.  The note is
     secured. The maturity date was extended until March 15, 2007                  100,000            100,000
     q. 8% note  payable due to a  corporation.  The  principal  and all accrued  interest  were due on May 31, 2006.  The note is unsecured
     and  guaranteed by an officer of the Company.  In October 2006, the            25,000             25,000
     maturity was extended until January 15, 2007.
     r. 8% note payable to an individual. The principal and all accrued interest were due on May 31, 2006. The note is
     unsecured.  In  October  2006,  the  maturity  was  extended  until            25,000             25,000
     January 15, 2007.
     s. 7.5% note payable to a corporation. The principal and all
     accrued interest are due on April 1, 2007.  The note is unsecured.            168,000                  0
     t. 12% note payable to a corporation. The note was paid in full
     during the first quarter of 2006.                                                   0             75,000
     u. 12% note payable to a individual.  On April 17(,) 2006, the note was paid down  $15,000 and the  remainder  was  converted to common
     stock of the company.                                                               0             50,000
     ..................................................................... ................. ..................
     Total Long Term Debt                                                        2,951,927          2,780,625
     Less:  Current Portion                                                      2,951,927          2,780,625
     Long-Term Portion                                                            $    -0-           $    -0-



NOTE 3: CONVERTIBLE BONDS

On January 9, 2006, the Company closed a financing transaction in which it sold 10% secured convertible debentures (the "Debentures") to Cornell Capital Partners, LP ("Cornell") to raise $1,750,000 pursuant to a Securities Purchase Agreement dated thereof (the "Securities Purchase Agreement"). The Company received $600,000 upon closing. On April 6, 2006, the Company closed a financing transaction in which it sold 10% secured convertible debentures to Cornell. The Company received $600,000 upon closing. On May 10, 2006, the Company closed a financing transaction in which it sold 10% secured convertible debentures to Cornell. The Company received $550,000 upon closing.

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


     Convertible bonds at September 30, 2006 and December 31, 2005:

                                     2006                             2005
---------------------------- -------------------------- ----------------------
10% Convertible Bonds              $1,500,000            $                -
---------------------------- -------------------------- ----------------------



NOTE 4: STOCK OPTIONS AND WARRANTS

                                                            September 30, 2006                     December 31, 2005
                                                    ------------------------------------- -------------------------------------
                                                         Weighted                             Weighted
                                                        Number of           Average           Number of           Average
                                                         Options/           Exercise          Options/           Exercise
                                                         Warrants            Price            Warrants             Price
                                                    --------------------- --------------- -------------------- ----------------
     Outstanding at Beginning of
       Period                                               27,784,602           $ .56           22,757,921              .67
     Options Granted                                         7,570,523           $ .10            4,175,771            $ .53
     Warrants Granted                                       17,818,313           $ .09            9,467,015            $ .34
     Exercised                                             (4,261,389)           $ .17           (6,337,688)             .56
     Forfeited                                                (48,296)           $ .01           (2,278,417)           $ .55
     .............................................. ..................... ............... .................... ................
     Outstanding at End of Period                           48,863,753           $ .36           27,784,602            $ .57
    ---------------------------------------------- --------------------- --------------- -------------------- ----------------
     Options Exercisable at End of
       Period                                               46,014,974           $ .19           16,918,676              .60
     Weighted-average Fair Value of
       Options Granted During the Period                                         $ .07                                 $ .32

As of September 30, 2006, the range of option and warrant exercise prices for outstanding and exercisable options and warrants was $.01 to $1.00 with a weighted average remaining contractual life of 1.91 years.

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


         Information with respect to restricted share units as of September 30, 2006 and 2005 is as follows:


                                                                                       2006                   2005
                                                                       ....................... ......................
     Restricted Units-Beginning of Year                                             382,588              1,102,088
     Restricted Units Granted                                                     6,500,000                    -0-
     Transfer to Common Stock Due to Lapse of Restrictions                       (4,253,784)                   -0-
                                                                       ....................... ......................
                                                                       ....................... ......................
     Restricted Units-End of period                                               2,628,784              (367,363)
                                                                       ----------------------- ----------------------
                                                                       ----------------------- ----------------------
     Weighted Average Fair Value of Shares                                           $  .07                734,725
     Pre-Tax Compensation Expense Charged to                                                                $  .45
       Earnings, net of cancellations                                                $  -0-



NOTE 5:  SUBSEQUENT EVENTS
     In December 2006, the Company had issuable 6,785,714 shares of Common Stock in the aggregate and an additional 6,785,714 shares of Common Stock issuable upon exercise of warrants exercisable until December 1, 2009 to 5 individuals, Mssrs. Arena (an officer and director of the Company), Braswell (a director of the Company), Barnes, Purcell and Rapp, 2 Corporations, Pamplona Capital and Yeh's Mechanical Service and 1 trust, Hayes Family, at an exercise price of $0.07 per share (subject to customary adjustments in accordance with the terms thereof). The shares and the warrants are issuable in lieu of $475,000 invested into the Company. The shares and the warrants are issuable without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares and the warrants to the Company regarding their investment interest and sophistication, among other things. However, these shares and warrants are entitled to registration rights upon filing of the Company's next registration statement which is required in the first quarter of 2007.

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

As of the date of this report, the Company has only partly met the FCC's order for E911 compliance.

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

Business of the Company

The Company, through its subsidiary, i2Telecom Delaware, provides low-cost telecommunications services employing next-generation VoIP technology. These operations are based in Roswell, Georgia. Through i2Telecom Delaware, the Company controls its own proprietary technology and outsources the majority of its production and service functions with strategic partners. The Company, through i2Telecom Delaware, provides the VoiceStick(TM), micro gateway adapters (InternetTalker(TM)), VoIP long distance and other enhanced communication services to subscribers. The Company's proprietary technology platform is built to the Session Initiation Protocol ("SIP") standard. The Company's revenue model now includes revenue from the sale of the VoiceStick(TM) and other integrated access devices ("IADs") along with recurring monthly subscriptions and call minute termination. The Company believes its proprietary technology provides meaningful advantages particularly in the areas of ease of use, high quality service, and low cost and robust features.

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

RESULTS OF OPERATIONS

Results of operations for the three months ended September 30, 2006 compared with the results of operations for the three months ended September 30, 2005.

Revenues increased from $49,851 for the third quarter of 2005 to $252,546 for the third quarter of 2006. The increase in revenues was driven by the Company's reorganization focusing from product to service offerings.

Cost of revenues  decreased  from $369,492 for third quarter of 2005 to $166,072
for  third   quarter  of  2006.   The  decrease  was  driven  by  the  Company's
reorganization focusing from product to service offerings.

Gross profit for the third quarter of 2006 was $86,474 as compared to a gross loss of $319,641 for the third quarter of 2005.

Sales, general and administrative expenses for the third quarter of 2006 were $822,864 as compared to $2,295,520 for the same period in 2005. This decrease was attributable to reductions of payroll and related expenses including the closing of the Company's Redwood City, California office and the downsizing of its Atlanta office.

Loss from operations for the third quarter of 2006 as compared to the third quarter of 2005 decreased from $2,615,161 to $736,490 due to the decrease in sales, general and administrative expenses for the third quarter.

Net loss for the third quarter of 2006 was $895,192 as compared to a net loss for the same period in 2005 of $2,276,488. The decrease in net loss for the third quarter 2006 as compared to the same period in 2005 is due to the Company's continued reduction in operating costs.

The Company's net accounts receivable balance decreased between September 30, 2005 and September 30, 2006 by approximately $427,000. This decrease is due to the increase in reserves for doubtful accounts quarter over quarter of $50,000. The Company's inventory decreased by approximately $327,000 between September 30, 2005 and September 30, 2006. The inventory decrease was primarily due to the write off`s of obsolete inventory.


                                                                       For the Three Months Ended
                                                                              September 30,
                                               ----------------------------------------------------------------------------

                                                     2006                     2005             Variance          Percentage
                                                     ----                     ----             --------          ----------
Gross Revenue                                      $252,546                 $49,851             $202,695           406.60%
Cost of Sales                                      166,072                  369,492            (203,420)          (55.05)%
                                                   -------                  -------            ---------          --------
Gross Profit                                       $86,474               ($319,641)             $406,115           127.05%
Operating Expenses:
General and Administrative Expenses                $822,964              $2,295,520         $(1,472,556)          (64.15)%
Other Income (Expense) Net                        (158,702)                 338,673            (497,375)          (146.8)%
                                                  ---------                 -------            ---------          --------
Net Loss                                           $895,192              $2,276,488         $(1,381,296)            60.68%

RESULTS OF OPERATIONS

Results of operations for the nine months ended September 30, 2006 compared with the results of operations as for the nine months ended September 30, 2005

Revenues increased from $502,389 for the nine months ended September 30, 2005 to $529,524 for the nine months ended September 30, 2006. Revenues increased as a result of a change from a product driven business model to a service model with recurring revenues.

Cost of revenues decreased from $775,589 for the nine months ended September 30, 2005 to $376,126 the nine months ended September 30, 2006. This decrease is again attributable a change from a product driven business model to a service model with recurring revenues during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

Gross profit for the nine months ended September 30, 2006 was $153,398 as compared to gross loss of $273,200 for the nine months ended September 30, 2005. The increase is due primarily to a change from a product driven business model to a service model with recurring revenues.

Loss from operations for nine months ended September 30, 2006 was $3,473,424 compared to $6,163,231 for the nine months ended September 30, 2005. Total selling, general and administrative expenses for the nine months ended September 30, 2006 was $3,626,822 compared to $5,890,031 for the nine months ended September 30, 2005. The majority of the selling, general and administrative expense decrease came from decreased personnel costs and decreased costs associated with product development.

Finally, net loss for the nine months ended September 30, 2006 was $895,192 as compared to a net loss for the nine months ended September 30, 2005 of $6,176,689. The decrease in net loss is a result of the Company's continued reduction spending on overhead and the costs associated with the continued research and development expenditures on the Company's products.


                                                                         For the Nine Months Ended
                                                                               September 30,
                                                  -------------------------------------------------------------------------

                                                       2006               2005              Variance          Percentage
                                                       ----               ----              --------          ----------
Gross Revenue                                        $529,524             $502,389              $27,135             5.40%
Cost of Sales                                         376,126              775,589             (399,463)          (51.50)%
                                                      -------           -----------            ---------          --------
Gross Profit                                         $153,398            $(273,200)            $426,598           156.15%
Operating Expenses:
General and Administrative Expenses                $3,626,822           $5,890,031          ($2,263,209)          (38.42)%
Other Income (Expense)  Net                          (300,569)             326,659             (627,228)         (192.01%)
                                                    ---------              -------             ---------         ---------
Net Loss                                            3,773,993           $6,176,689          ($2,402,696)           38.90%



RESULTS OF OPERATIONS-CONTINUED
LIQUIDITY AND CAPITAL RESOURCES



Liquidity and capital resources as of September 30, 2006 as compared with liquidity and capital resources as of September 30, 2005.

On  September  30,  2006,  the  Company  had  a  working   capital   deficit  of
approximately $5,771,000 compared to September 30, 2005 when the Company had a working capital deficit of approximately $3,783,000. The Company's working capital position decreased by approximately $1,988,000 for the period ended September 30, 2006 as compared to the period ended September 30, 2005. The decrease in working capital was primarily due to a increase in Accounts payable of approximately $1,000,000 and a increase in Notes Payable of approximately $400,000. Net cash used in operating activities was $2,130,000 for the nine months ended September 30th of 2006. Net cash used in operating activities was $4,005,000 for the nine months ended September 30, of 2005. Again, the decrease in net cash used in operating activities between September 30, 2006 and September 30, 2005 is attributable to a reduction in operating expenses. Net loss of approximately $4,032,000 is reduced by non-cash items of depreciation and amortization amounting to approximately $296,000. Primary sources of cash inflows from operations are from sales of the VoiceStick(TM), VoiceStick(TM) activation charges and pre-paid charges and receivables collected from sales to customers for the Company's IAD, as well as the collection of revenue for carrying long distance calls and from monthly service fees. Future cash inflows from sales are subject to the Company's pricing and ability to procure business at existing market conditions.

Net cash used in investing activities was approximately ($74,000) for the nine months ended September 30, of 2006 as compared to approximately ($635,200) for the same period in 2005.

Both periods investing activities were primarily due to equipment purchases and payment for patents and trademarks.

Cash flows provided by financing activities were approximately $2,048,300 for the nine months ended September 30, of 2006 as compared to $6,183,000 for the same period in 2005. The principal source of cash for the third quarter of 2006 was from the Sale of common stock of $275,000

OFF BALANCE SHEET ARRANAGEMENTS

None.

Item 3:  Controls and Procedures

The Company's Chief Executive Officer and principal financial officer has evaluated the Company's controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officer has concluded that, as of the end of the period covered by this Quarterly Report, the Company's controls and procedures are effective in timely alerting them to the material information relating to us for our consolidated subsidiaries; required to be included in our periodic filings with the SEC.

There were no significant changes made in our internal controls over financial reporting during the nine month period ended September 30, 2006 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.


In July 2006, the Company issued to one investor Vestal Venture Capital and University Bank three-year warrants to purchase aggregate of 300,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in lieu of additional consideration for loan extensions to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation
D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.



In August 2006, 75,000 shares of Common Stock were issued to one individual, an investor of the Company's Series D convertible preferred shares which were converted. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, a portion of these shares have been registered with the Company's last registration statement now in effect.

Also in August 2006, the Company issued to a consultant three-year warrants to purchase an aggregate of 1,000,000 shares of Common Stock at an exercise price of $0.07 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in consideration of consultancy agreement with the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things. In addition, an aggregate of 500,000 shares of Common Stock are pending issuance in lieu of $20,000 in fees due over a twelve month period in connection with services provided to the Company. The shares will be issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to "piggyback registration" rights upon filing of the Company's next registration statement.

In October 2006, 2,100,000 shares of Common Stock in the aggregate were issuable upon exercise of warrants exercisable until October, 2009 to 6 individuals, Mssrs. Arena (an officer and director of the Company), Braswell (a director of the Company), Falkner, Purcell, Ranzini and Rapp and 2 Corporations, Vestal Ventures and Mena Investments, at an exercise price of $0.07 per share (subject to customary adjustments in accordance with the terms thereof). The warrants were issued in lieu of additional consideration for a loan extension to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

Also in October 2006, the Company issued to one consultant three-year warrants to purchase aggregate of 225,000 shares of Common Stock at an exercise price of $0.01 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in lieu of $9,000 in consulting fees for services rendered to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to "piggyback registration" rights upon filing of the Company's next registration statement.

      In November 2006, the Company issued to two consultants five-year warrants to purchase an aggregate of 1,500,000 shares of Common Stock at an exercise price of $0.07 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in lieu of a twelve month marketing and consulting agreement for services to be rendered to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to "piggyback registration" rights upon filing of the Company's next registration statement.

     In December 2006, the Company issued to Troon and Mssrs. McGraw and Glazov three-year warrants to purchase aggregate of 1,600,000 shares of Common Stock at an exercise price of $0.07 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in lieu of additional consideration for a loan extension to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

     In December 2006, the Company had issuable 6,785,714 shares of Common Stock in the aggregate and an additional 6,785,714 shares of Common Stock issuable upon exercise of warrants exercisable until December 1, 2009 to 5 individuals, Mssrs. Arena (an officer and director of the Company), Braswell (a director of the Company), Barnes, Purcell and Rapp, 2 Corporations, Pamplona Capital and Yeh' s Mechanical Service and 1 trust, Hayes Family, at an exercise price of $0.07 per share (subject to customary adjustments in accordance with the terms thereof). The shares and the warrants are issuable in lieu of $475,000 invested into the Company. The shares and the warrants are issuable without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares and the warrants to the Company regarding their investment interest and sophistication, among other things. However, these shares and warrants are entitled to registration rights upon filing of the Company's next registration statement which is required in the first quarter of 2007.

Item 3.  Defaults Upon Senior Securities

As of September 30, 2006, the Company is in arrears in the payment of dividends in the amount of $196,000 owed in respect of the Company's outstanding Preferred Stock Series D and Preferred Stock Series E. Interest was 7% annual percentage rate ("APR") year 1 from 8/11/04, then 8% APR for year 2 and 9% APR for year 3. Interest rate calculation varies during the first quarter period March 31, 2006. Default interest rate accrues at 13% per annum. On April 17, 2006, the Company issued 1,663,611 shares of common stock in lieu of $251,234 of interest owed in respect of the Company's outstanding Preferred Stock Series D and Preferred Stock Series E.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information
None.

Item 6.  Exhibits

The exhibits required to be filed with this Quarterly Report are set forth on the Exhibit Index filed herewith.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         i2 TELECOM INTERNATIONAL, INC.




Date: December 4, 2006           /S/  Paul R. Arena
                            ---------------------------------------------------
                                      Paul R. Arena
                                      Chief Executive Officer
                                      (duly authorized signatory and
                                      Principal Financial Officer)

                                  EXHIBIT INDEX









3.1  Articles of Incorporation, as amended          Incorporated by reference to
                                                    Exhibit 3.1 to the Company's
                                                    Annual Report on Form 10-KSB
                                                    for the year ended December
                                                    31, 2003.

3.2  Bylaws, as amended.                            Incorporated by reference to
                                                    Exhibit 3.1 to the
                                                    Company's Annual Report on
                                                    Form 10-KSB for the year
                                                    ended December 31, 2003.

3.3 Certificate of Designations of Rights           Incorporated by reference to
    and Preferences Incorporated by Preferred       Exhibit 3.1 to the
    Stock Series D of i2 Telecom International,     Company'sCurrent Report on
    Inc.                                            Form 8-K filed August 13,
                                                    2004

3.4 Amendment to the Company's Articles of          Incorporated by reference to
    Incorporation filed June 3, 2004.               Exhibit 3.1 to the Company's
                                                    Quarterly Report on Form
                                                    10-QSB for the quarter
                                                    ended June 30, 2004.

3.5 Amendment to the Company's Articles             Incorporated by reference to
    of Incorporation by reference filed             Exhibit 3.2 to the
    August 10, 2004.                                Company's Quarterly Report
                                                    on Form 10-QSB for the
                                                    quarter ended June 30, 2004.

3.6 Certificate of Designation to series            Incorporated by reference to
    E Preferred Stock                               Exhibit 3.1 to the Company's
                                                    Current Report on Form
                                                    8-K filed November 22, 2004

3.7 Amendment to Articles of Incorporation          Incorporated by reference to
    Filed on March 30, 2006.                        Exhibit 3.7 to the Company's
                                                    Registation Statement on
                                                    Form SB-2 filed on April 13.
                                                    2006

3.8 Amendment to Certificate of Designation         Incorporated by reference
    for Series D Preferred Stock.                   To Exhibit 3.8 to the
                                                    Company's Registation
                                                    Statement on Form SB-2
                                                    filed on April 13. 2006

3.9 Amendment to Certificate of Designation         Incorporated by reference
    for Series E Preferred Stock.                   To Exhibit 3.9 to the
                                                    Company's Registation
                                                    Statement on Form SB-2
                                                    filed on April 13, 2006.

3.10 Articles of Correction to the                  Incorporated by reference
     Company's Articles of Incorporation            To Exhibit 3.1.8 to the
     filed April 17, 2006.                          Company's Quarterly Report
                                                    for the quarter ended March
                                                    31, 2006

4.1     Form of Warrant filed herewith

 4.2     Form of Registration Rights Agreement filed herewith

10.1     Form of Subscription Booklet filed herewith.

31.1 Rule 13a-14(a)/15d-14(a) Certification by the Company's Chief Executive Officer and Principal Financial Officer filed herewith filed herewith.

32.1 Section 1350 Certification by the Company's Chief Executive Officer and Principal Financial Officer filed herewith

                                                                   Exhibit 31.1
                                  Certification

I, Paul R. Arena, Chief Executive Officer and Principal Financial Officer of i2 Telecom International, Inc. certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 of i2 Telecom International,Inc.;

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

Date: December 4, 2006
                                   /S/  Paul R. Arena
                                ----------------------------------------------
                                    Paul R. Arena,
                                    Chairman of the Board,
                                    Chief Executive Officer and
                                    Principal Financial Officer

                                                                   Exhibit 32.1

                           SECTION 1350 CERTIFICATION

I, Paul R. Arena, Chairman of the Board, Chief Executive Officer and Chief Financial Officer of i2 Telecom International, Inc. (the "Company"), do hereby certify in accordance with 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. The Quarterly Report on Form 10-QSB of the Company for the period ended September 30, 2006 (the "Periodic Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. ss.ss.78m or 78o(d)); and

2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 4, 2006

                                /S/  Paul R. Arena
                              -------------------------------------------------
                                 Paul R. Arena,
                                 Chairman of the Board,
                                 Chief Executive Officer and
                                 Principal Financial Officer