Form 10KSB
period 2006-12-31
I2 TELECOM INTERNATIONAL INC
filed 2007-04-02
CIK 949371

1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





                                   FORM 10-KSB





(Mark One)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

        For the fiscal year ended December 31, 2006.
|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

        For the transition period from              to
                                       -------------   -------------

                         Commission file number: 0-27704

[GRAPHIC OMITTED]
1


                         i2 TELECOM INTERNATIONAL, INC.
                 (Name of Small Business Issuer in its Charter)

[GRAPHIC OMITTED]
1



     Washington                                                     91-1426372
    (State or Other Jurisdiction of                              (IRS Employer
     Incorporation or Organization)                         Identification No.)


         5070 Old Ellis Pointe Suite 110 Roswell, GA                  30076
           (Address of Principal Executive Offices)                 (Zip Code)

                                 (404) 567-4750
                (Issuer's Telephone Number, Including Area Code)





         Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, no par value
                                (Title of class)




Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_| Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell Company (as defined in
Rule 12b-2 of the exchange act). yes| |   no|X|

The  issuer's  revenues  for its most  recent  fiscal  year were  $754,939.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as March 30, 2007 was approximately $14,386,842.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 30, 2007, 99,219,600 shares of the issuer's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

                                                     TABLE OF CONTENTS

PART I
    Item 1. Business
    Item 2. Properties
    Item 3. Legal Proceedings
    Item 4. Submission of Matters to a Vote of Security Holders

PART II
    Item 5. Market for Registrant's Common Equity, Related Stockholder Matters
    Item 6. Management's Discussion and Analysis of Plan of Operation
    Item 7. Financial Statements
    Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
    Item 8A. Controls and Procedures
    Item 8B. Other Information

PART III
    Item 9. Directors and Executive officers of the Registrant; Compliance with
            Section 16(a) of the Exchange Act
    Item 10. Executive Compensation
    Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
    Item 12. Certain Relationships and Related Transactions, and Director Independence
    Item 13. Exhibits
    Item 14. Principal Accountant Fees and Services

    SIGNATURES

                                     PART I

Item 1. Description of the Business

Background of the Company

     i2 Telecom International, Inc., a Washington corporation formerly known as Digital Data Networks, Inc. (the "Company"), was incorporated as "Transit Information Systems, Inc." under the laws of the State of Washington on October 17, 1988. In July 1995, the Company changed its name to "Digital Data Networks, Inc." In March 2004, the Company changed its name to "i2 Telecom International, Inc." The Company's offices are currently located at 5070 Old Ellis Pointe, Suite 110, Roswell, GA 30076, and the Company's telephone number at that address is (404) 567-4750. The Company maintains websites at www.i2telecom.com and www.voicestick.com.

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

     On February 26, 2004, a newly-formed, wholly-owned subsidiary of the Company merged with and into i2 Telecom International, Inc., a Delaware corporation ("i2 Delaware"), with i2 Delaware surviving the merger as a wholly-owned subsidiary of the Company (the "Merger"), pursuant to that certain Agreement and Plan of Merger dated as of January 30, 2004, among the Company, a wholly-owned subsidiary of the Company, i2 Delaware and certain stockholders of the Company and i2 Delaware signatory thereto (the "Merger Agreement"). In connection with the Merger, former stockholders of i2 Delaware became entitled to receive shares of Common Stock and shares of various classes and series of the Company's preferred stock, no par value per share (collectively, the "Preferred Stock"), constituting up to 88.44% of the voting securities of the Company, assuming the issuance of all contingent consideration such stockholders may become entitled to receive pursuant to the Merger Agreement upon the resolution of a certain legal proceeding pending against i2 Delaware. In connection with the Merger, effective February 26, 2004, (i) the Company's Board of Directors (the "Board of Directors") appointed Paul R. Arena, Chief Executive Officer and Chairman of the Board of i2 Delaware, to serve as a director of the Company; (ii) all individuals serving as officers of the Company immediately prior to the Merger resigned their positions with the Company; and (iii) the officers of i2 Delaware were appointed as officers of the Company.

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

     On December 8, 2004, the Company relocated its corporate headquarters to Georgia in order to be closer to more technology driven companies and to aide in the Company's recruitment of technology workers.

     As a result of the Merger and the Asset Sale, the Company's operations now consist of the operations of i2 Delaware. The Company's operations as currently conducted are described below.

Business of the Company

     The Company, through its subsidiary, i2 Delaware, provides low-cost telecommunications services employing next-generation Voice over Internet Protocol ("VoIP") technology. These operations are based in Roswell, Georgia. Through i2 Delaware, the Company controls its own proprietary technology and outsources the majority of its production and service functions with strategic partners. The Company, through i2 Delaware, provides the VoiceStick(R), micro gateway adapters, VoIP long distance and other enhanced communication services to subscribers. The Company's proprietary technology platform is built to the

     Session Initiation Protocol ("SIP") standard. The Company's revenue model now includes revenue from the sale of the VoiceStick(R) and other integrated access devices ("IADs") along with recurring monthly subscriptions and call minute termination. The Company believes its proprietary technology provides meaningful advantages as compared to the technology of other VoIP providers particularly in the areas of quality of service, cost and robust feature set.

     The Company's proprietary technology platform is built to the SIP standard and offers the end user the following primary benefits:


          o near carrier grade quality of service

          o low cost long distance calling worldwide;

          o broadband telephony access via your laptop with the Company's VoiceStick.

          o broadband telephony technology in the Company's InternetTalker IAD.

          o plug and play technology using traditional phones without professional installation;

          o unlimited global calling among VoiceStick(R) and micro gateway users with a minimal monthly subscription;

          o local and long distance calling via cellular phones utilizing Company's proprietary technology. and

     The Company's management is focused solely upon VoIP as the Company's primary line of business. In addition, the Company's management is constantly exploring various strategic alternatives, including partnering with other telecommunication companies, both foreign and domestic, and engaging in acquisitions of strategic competitors and/or telecommunication service providers. There can be no assurances that such efforts will be successful. The Company may finance these new business opportunities through a combination of equity and/or debt. If the Company determines to finance these opportunities by issuing additional equity, then such equity may have rights and preferences superior to the outstanding Common Stock, and the issuance of such equity will dilute the ownership percentage of the Company's existing shareholders. If the Company determines to finance these opportunities by incurring debt, then such debt may not be available to the Company on favorable terms, if at all.
Industry Overview

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

      The Company believes that the growth of VoIP has been and continues to be driven primarily by:

     o increasing user demands for lower cost phone service;

     o improved quality and reliability of VoIP calls fueled by technological advances, increased network development and greater bandwidth capacity;

     o continuing domestic and international deregulation, opening new market opportunities for VoIP services;

     o new product innovations that allow VoIP providers to offer services not currently offered by traditional phone service companies; and

     o growing demand for long distance communication services driven by the increased mobility of the global workforce.

     As a result of these developments, consumers, enterprises and telecommunications providers are continuing to embrace offerings from VoIP providers, such as those offered by the Company. Consumers, particularly in emerging markets, are increasingly using VoIP-enabled services, calling cards and Internet Protocol ("IP") telephones, to realize significant cost savings on long distance calls. Enterprises are significantly reducing telephony expenses by using VoIP to link users within offices and around the world. VoIP enables telecommunications providers to reduce their network costs and to deliver new products and services that cannot be supported by traditional networks.

Competition

     Domestically, the long distance market in the United States is highly competitive. The Company faces competition from several much larger providers and numerous similar-sized and smaller providers. This competition is based on price and service offerings, and the Company expects to continue to face competition based on price and service offerings from existing competitors. The principal competitive factors in the market include: price, quality of service, distribution, customer service, reliability, network capacity and the availability of enhanced communications services. Some of the Company's competitors include AT&T, Inc., Sprint, Inc. and Regional Bell Operating Companies, which offer services and products competitive with the Company's on the above factors, including offering their own pre-paid calling cards. Some providers, such as Vonage, Inc. and Net2Phone, Inc. offer VoIP services similar to what is offered by the Company.

     Internationally, the competitive marketplace varies from region to region. In markets where the telecommunications marketplace has been fully deregulated, the competition continues to increase. Even a newly deregulated market allows new entrants to establish a foothold and offer competitive services relatively easily. Internationally, the Company's competitors include both government-owned and incumbent phone companies and emerging competitive carriers. As consumers and telecommunications providers have come to understand the benefits that may be realized from transmitting voice over the Internet, a substantial number of companies have emerged to provide VoIP services. The principal competitive factors in the international market include: price, quality of service, distribution, customer service, reliability, network capacity, the availability of enhanced communications services and brand recognition.



Products and Services

     The Company is a low cost long distance voice service provider with proprietary products such as the VoiceStick(R), micro gateways and other non-proprietary related devices. i2 Telecom(R) and VoiceStick(R) are registered trademarks of the Company The Company uses highly optimized micro controllers and mixed signal integrated circuits, resulting in a very inexpensive and efficient communications platform that is secure and device agnostic. The quality of service issues common to previous VoIP designs (dropped calls, delays and echoes) have been greatly reduced. The Company's state-of-the-art echo-canceling technology delivers sound quality comparable to a conventional phone call.

The VoiceStick(R) enables users to:
     o make unlimited calls to other subscribers anywhere in the world using the customer's laptop and a broadband connection;

     o make local and long distance calls to people who use a normal telephone line using the Company's least cost routing network that will provide competitive low cost long distance rates; and

     o    receive their own direct inward dial (DID) phone number.

     The VoiceStick(R) is a plug and play, portable key chain-sized device that inserts directly into the USB port of almost any desktop or notebook computer (including personal data assistants ("PDAs"). The VoiceStick(R) instantly allows the user to make domestic and international long distance calls via the internet, with the use of an included headphone and DID phone number. Once the VoiceStick(R) is installed in the USB port or the softphone application is downloaded from the Company's website, a dial pad display enables the user to call any telephone in the world directly from the computer, using VoIP technology, at a fraction of normal long-distance rates.

The micro gateway enables users to:

     make unlimited calls to other subscribers anywhere in the world using the customer's existing phone (no new or special IP phone required), at no cost other than the initial cost of the micro gateways and the monthly subscription fees;

     make local and long distance calls to people who use a normal telephone line using the i2 Delaware least cost routing network that will provide competitive low cost long distance rates;

receive their own direct inward dial (DID) phone number.

     A micro gateway is the size of a PDA and enables the user to make secure, worldwide phone calls over the Internet. Broadband users simply connect their broadband Internet service to the micro gateway and plug in their regular phone. The micro gateway combines state-of-the-art chipset design with patent pending architecture and proprietary software to produce performance believed by the Company to be competitive with other VoIP gateway architectures. Customers can also connect to the micro gateway through their personal computer ("PC"). Customers then activate their account by visiting the Company's website and are ready to make calls. The subscriber can make unlimited free calls to other subscribers located anywhere in the world for the cost of the micro gateway and a nominal monthly subscription fee. The subscriber can also make domestic or global long distance calls to people who use a standard telephone line through the Company's least cost routing network at highly competitive long distance rates.

     The Company plans to introduce other enhanced services and products through its ongoing investment in research and development. The Company is integrating IM chat, video and Internet television, among other applications, into a communications portal. This would offer the user complete mobility within the home or office. The Company has enhanced cellular connectivity to the VoIP network through modifications to the micro gateway and its VoiceStick(R) service.

Business Strategy

     The Company's primary objective is to become a leading low cost provider of domestic and international long distance communications services to enterprise customers, small to middle market enterprises ("SMEs"), small office/home office ("SOHO") users and individuals. The following is a summary of the key elements of the Company's business and growth strategy:


          Focus on markets where convenience and cost  are key concerns-

     o The Company's VoceStick(R) product fills the void in the market where portability, ease of use, and true o plug-n-play is almost non-existent. The VoiceStick(R) allows anyone with a laptop or desktop and broadband access to turn their computer into a soft phone with
          true   plug-n-play   capabilities.

          Utilize   multi-tiered   indirect distribution channels in
          international markets -

     o The Company will employ various distribution strategies in order to address its targeted international markets in the most efficient manner possible. Based upon the individual characteristics of each market, the Company will leverage its relationships with enterprise customers, telephone companies, major OEMs, cable companies, Internet Service Providers ("ISPs") and distributors.


          Seek OEM licensing opportunities -

     o The Company is seeking additional licensing agreements with large communications equipment suppliers that would o not only pay licensing fees, but would also market the use of the Company's network services to its customer base.

          Control introduction of new products and services -

     o The Company believes it will be able to provide more innovative products on an expedited basis because it either owns and controls its proprietary technology or has access to leading edge technologies.

          Outsource majority elements of production and service delivery -

     o In order to reduce overhead and capital expenditure requirements, the Company will continue to rely largely upon outsourcing with best of breed strategic partners.

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

     The Company has implemented a variety of methods in order to drive traffic to its website. Banner advertisements on key portals, websites and search engines are expected to provide the Company with a web presence. The Company intends to develop partnerships with enterprise customers leveraging their brand awareness and distribution into various sales channels and demographic segments.

     The primary target audience for the VoiceStick(R) are individuals and employees needing a second line, users of international telephony and individuals with access to broadband. The Company is also focused on the international markets with an emphasis on Asia Pacific, Central and South America as well as Europe. Additionally, the Company believes that foreign markets have the highest cost of long distance service and thus provide one of the best opportunities for the Company to offer significant cost savings to end users. To reach the end user segment, the Company will utilize an indirect sales strategy that leverages strategic relationships with telephone companies, major OEMs, cable companies, ISPs and distributors.

     Since the United States is the most price competitive market, the Company is targeting the U.S. market through a differentiated approach of retail channels, agents and selected OEMs.

Customer Service

     The Company's customer support center is located in Roswell, Georgia, and offers Tier 1 and Tier 2 support with established escalation procedures and associated response metrics. Tier 3 support is provided by the Company's remote engineering staff. The Company continues to explore the feasibility of offering 24/7 customer support services to further refine quality of service. Pursuant to its overall business strategy, the Company may elect to outsource this function in the future.


Intellectual Property

     The Company has patents pending which include technology for a Telephony Protocol Engine, ("TPE"), which includes, but is not limited to technology involving Audio Compression Enhancement, ("ACE") and various methods of originating VoIP communications. Additionally, there are 9 patents pending, including over 80 claims, and four registered trademarks which the Company believes offer substantial future value in the areas of cellular bridging, as well as for the "VoiceStick(R), the first portable VoIP phone. It is further believed that this IP offers additional revenue potential through royalties and licenses.


Government Regulation

     On November 05, 2005, the Federal Communications Commission (FCC) (www.fcc.gov) Enforcement Bureau issued further revisions to E.911 compliance requirements for interconnected VoIP service providers. VoIP providers won't be forced to cut off subscribers who don't receive E911 services by November 28, 2005. However, VoIP companies will be expected to stop marketing their service and accepting new customers in service areas that aren't equipped to do E911 call routing, even if subscribers would be able to get "basic" 911 service. The FCC document states "Although we do not require providers that have not achieved full 911 compliance by November 28, 2005, to discontinue the provision of interconnected VoIP service to any existing customers, we do expect that such providers will discontinue marketing VoIP service, and accepting new customers for their service, in all areas where they are not transmitting 911 calls to the appropriate PSAP in full compliance with the Commission's rules."

As of the date of this report, the Company has only partly met the FCC's order for E.911 compliance.


Research and Development

     The Company estimates that its employees have spent approximately 10,000 hours in 2006 and 25,000 hours in 2005 in efforts related to research and development. The Company estimates these efforts represented approximately twenty percent of the total overhead expenses incurred in each year, as the Company reduced its total overhead in 2006.

Environmental Regulations

     The Company does not have any environmental regulations to consider.

Manufacturing

     The Company procures the flash memory for the VoiceStick(R) from commercial vendors and then programs the devices with its proprietary and licensed 3rd party software utilizing the Company's proprietary code. The units are assembled and programmed in the U.S. For the micro gateway, the Company outsources the manufacturing through third parties mostly located in China. The Company believes that is has negotiated a very favorable, low cost manufacturing contracts that leverages purchasing power and global scale. The Company has also identified alternative sources of production.

Employees

     As of March 30, 2007, the Company had 10 full-time employees and 2 part-time employees. The Company relies on a number of consultants and advisors to assist it. All of such employees provide services in connection with the operations of the Company's subsidiary, i2 Delaware.

 Risk Factors

     The Company is subject to various risks that may material harm its business, financial condition and results of operations. An investor should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase the Company's common stock. If any of these risks or uncertainties actually occurs, the Company's business, financial condition or operating results could be materially harmed. In that case, the trading price of the Company's common stock could decline and an investor could lose all or part of his or her investment.

 The Company has a history of losses and negative cash flows from operations and may not be profitable in the future.

     The Company has incurred significant net losses, including net losses of $5,800,177 for the year ended December 31, 2006 and $8,027,647 for the year ended December 31, 2005. The Company has an accumulated deficit of approximately $28 million at December 31, 2006. The ability of the Company to generate positive cash flows from operations and net income is dependent, among other things, on market conditions, the recovery of recorded assets, cost control, identifying and securing additional revenue sources, and the Company's ability to raise capital under acceptable terms. The financial statements included elsewhere in this report do not include any adjustments that might result from the outcome of these uncertainties. Furthermore, developing and expanding the Company's business will require significant additional capital and other expenditures. Accordingly, if the Company is not able to increase its revenue, then it may never generate sufficient revenues to achieve or sustain profitability.

The price of the Common Stock has been volatile.

     The stock market in general, and the market for technology companies in particular, has recently experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2002 to December 31, 2006, the per share closing price of the Common Stock on the Over-the-Counter Bulletin Board fluctuated from a high of $3.35 to a low of $0.02. The Company believes that the volatility of the price of the Common Stock does not solely relate to the Company's performance and is broadly consistent with volatility experienced in the Company's industry. Fluctuations may result from, among other reasons, responses to operating results, announcements by competitors, regulatory changes, economic changes, market valuation of technology firms and general market conditions.

     In addition, in order to respond to competitive developments, the Company may from time to time make pricing, service or marketing decisions that could harm its business. Also, the Company's operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In either case, the trading price of the Common Stock would likely decline.

     The trading price of the Common Stock could continue to be subject to wide fluctuations in response to these or other factors, many of which are beyond the Company's control. If the market price of the Common Stock decreases, then shareholders may not be able to sell their shares of Common Stock at a profit.

     Our common shares are thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

     Our common shares are sporadically or "thinly-traded" on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

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

     The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of profits to date, lack of capital to execute our business plan, and uncertainty of future market acceptance for our restaurant concept. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results, market acceptance of our restaurant concept, government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures, our capital commitments, and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect, if any, that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

         Volatility in our common share price may subject us to securities litigation.

     As discussed in the preceding risk factor, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources. The application of the "penny stock" rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.

     As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse).

     For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the
limited  market  in  penny  stocks.   These   additional   burdens   imposed  on
broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell the common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

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

     The Company's liability to manage its growth will require that the Company continue to improve its operational, financial and management information systems, and to motivate and effectively manage its employees. If the Company's management is unable to manage such growth effectively, then the quality of the Company's services, its ability to retain key personnel and its business, financial condition and results of operations could be materially adversely affected.

The Company may be unable to fund future growth.

     The Company's business strategy calls for the Company to grow and expand its business both internally and otherwise. Significant funds will be required to implement this strategy, funding for additional personnel, capital expenditures and other expenses, as well as for working capital purposes. Financing may not be available to the Company on favorable terms or at all. If adequate funds are not available on acceptable terms, then the Company may not be able to meet its business objectives for expansion. This, in turn, could harm the Company's business, results of operations and financial condition. In addition, if the Company raises additional funds through the issuance of equity or convertible debt securities, then the percentage ownership of the Company's shareholders will be reduced, and any new securities could have rights, preferences and privileges senior to those of the Common Stock. Furthermore, if the Company raises capital or acquires businesses by incurring indebtedness, then the Company will become subject to the risks associated with indebtedness, including interest rate fluctuations and any financial or other covenants that the Company's lender may require.

The effectiveness of the Company's executive officers

     There can be no assurance that the Company can retain their executive officers, nor can there be assurance that the current management team will function successfully to implement the Company's strategy. If they are unable to do so, then the Company's business, financial condition and results of operations could be materially adversely affected.

The Company's performance could be affected if it is unable to attract and retain qualified personnel.

     The Company's performance is substantially dependent on the services of current management as well as on the Company's ability to recruit, retain and motivate its other officers and key employees. The Company's success also depends on its ability to attract and retain additional qualified employees. Competition for qualified personnel is intense and there is a limited number of persons with knowledge of and experience in the Internet. There can be no assurance that the Company will be able to attract and retain key personnel, and the failure to do so could hinder the Company's ability to implement its business strategy and harm its business.

     The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled management, engineering, consulting, sales, marketing and finance personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

     The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers, consulting and sales personnel, could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company is exposed to the general condition of the telecommunications market.

     The Company's business is subject to global economic conditions, and in particular, market conditions in the telecommunications industry. The Company's operations could be adversely affected if declines in capital spending from telecommunications service providers continue. If global economic conditions worsen, or if the prolonged slowdown in the telecommunications industry continues, then the Company may experience adverse operating results.

The Company must be able to adapt to rapidly changing technology.

     The Company's market is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. As a result of the complexities inherent in today's computing environments, the Company faces significant challenges in remaining abreast of such changes and product introductions. If the Company cannot keep pace with these changes, it will not be able to meet its clients' increasingly sophisticated needs and its services will become less competitive. The Company's future success will depend on its ability to: keep pace with continuing changes in industry standards, information technology, and client preferences; respond effectively to these changes; and develop new services or enhance its existing services. The Company may be unable to develop and introduce new services or enhancements to existing services in a timely manner or in response to changing market conditions or client requirements.

The Company's business depends upon the acceptance of the Internet as a medium for commerce.

     Use of the Internet by consumers for use in VoIP communications is at an early stage of development, and market acceptance of the Internet as a medium for commerce is subject to a high level of uncertainty. The Company's future success will depend on its ability to significantly increase revenues, which will require the development and widespread acceptance of the Internet as a medium for commerce. There can be no assurance that the Internet will be a successful  retailing  channel.  The  Internet  may  not  prove  to be a  viable commercial marketplace because of inadequate development of the necessary infrastructure, such as reliable network backbones, or complementary services, such as high-speed modems and security procedures for financial transactions. The viability of the Internet may prove uncertain due to delays in the development and adoption of new standards and protocols to handle increased levels of Internet activity or due to increased government regulation. If use of the Internet does not continue to grow, or if the necessary Internet infrastructure or complementary services are not developed, the Company's business, results of operations, and financial condition could be materially adversely affected.

The Company faces security risks.

     A party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruptions in the Company's VoIP operations. The Company may be required to expend significant capital and resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Consumer concern over Internet security has been, and could continue to be, a barrier to commercial activities requiring consumers to send their credit card information over the Internet. Computer viruses, break-ins, or other security problems could lead to misappropriation of proprietary information and interruptions, delays, or cessation in service to the Company's customers. Moreover, until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet as a merchandising medium.

The Company's ability to do business depends, in part, on the Company's ability to license certain technology from third parties.

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

The Company's need to invest in research and development could harm the Company's operating results.

     The Company's industry is characterized by the need for continued investment in research and development. If the Company fails to invest sufficiently in research and development, then the Company's products could become less attractive to potential customers, which could have a material adverse effect on the Company's results of operations and financial condition.

As a result of the Company's need to maintain or increase its spending levels in this area, the Company's operating results could be materially harmed if the Company's net sales fall below expectations. In addition, as a result of the need for research and development and technological innovation, the Company's operating costs may increase in the future.

Intellectual property infringement claims against the Company, even without merit, could require the Company to enter into costly licenses or deprive the Company of the technology it needs.

     The Company's industry is technology intensive. As the number of competitors in the Company's target markets increases and the functionality of the products produced by such competitors further overlaps, third parties may claim that the technology the Company develops or licenses infringes their proprietary rights.

     Any claims against the Company or any of its subsidiaries may affect the Company's business, results of operations and financial conditions. Any infringement claims, even those without merit, could require the Company to pay damages or settlement amounts or could require the Company to develop non-infringing technology or enter into costly royalty or licensing agreements to avoid service implementation delays. Any litigation or potential litigation could result in product delays, increased costs or both. In addition, the cost of litigation and the resulting distraction of the Company's management resources could have a material adverse effect on the Company's results of operations and financial condition. If successful, a claim of product infringement could deprive the Company of the technology it needs altogether.

Failure to protect the Company's intellectual property rights could have a material adverse effect on the Company's business.

     The Company relies on copyright, trade secret and patent laws to protect its content and proprietary technologies and information. Additionally, the Company has taken steps it believes will be adequate to establish, protect and enforce its intellectual property rights. There can be no assurance that such laws and steps will provide sufficient protection to the Company. Despite the Company's efforts to protect the Company's proprietary rights, unauthorized parties may attempt to copy or otherwise obtain rights to use the Company's products or technologies.

     The Company has pending several patent applications related to embedded software technology. There can be no assurance that these patents will be issued. Even if these patents are issued, the limited legal protection afforded by patent, trademark, trade secret and copyright laws may not be sufficient to protect the Company's proprietary rights to the intellectual property covered by these patents.

     Furthermore, the laws of many foreign countries in which the Company does business do not protect intellectual property rights to the same extent or in the same manner as do the laws of the United States. Although the Company has implemented and will continue to implement protective measures in those countries, these efforts may also not be successful. Additionally, even if the Company's domestic and international efforts are successful, the Company's competitors may independently develop non-infringing technologies that are substantially similar or superior to the Company's technologies.

If the Company's products contain defects, then the Company's sales are likely to suffer, and the Company may be exposed to legal claims.

     The Company's business strategy calls for the development of new products and product enhancements which may from time to time contain defects or result in failures that the Company did not detect or anticipate when introducing such products or enhancements to the market. In addition, the markets in which the Company's products are used are characterized by a wide variety of standard and non-standard configurations and by errors, failures and bugs in third-party platforms that can impede proper operation of the Company's products. Despite product testing by the Company, defects may still be discovered in some new products or enhancements after the products or enhancements are delivered to customers. The occurrence of these defects could result in product returns, adverse publicity, loss of or delays in market acceptance of the Company's products, delays or cessation of service to the Company's customers or legal claims by customers against the Company.

     To the extent that contractual provisions that limit the Company's exposure to legal claims are unenforceable or such claims are not covered by insurance, a successful products liability claim could have a material adverse effect on the Company's business, results of operations and financial condition.

Sales to customers based outside the United States have recently accounted for a significant portion of the Company's revenues, which exposes the Company to risks inherent in international operations.

     International sales represented approximately 30 % of the Company's revenues for the year ended December 31, 2006. Furthermore, the Company expects sales to international markets to increase as a percentage of revenues in the future. International sales are subject to a number of risks, including changes in foreign government regulations, laws, and communications standards; export license requirements; currency fluctuations, tariffs and taxes; other trade barriers; difficulty in collecting accounts receivable; longer accounts receivable collection cycles; difficulty in managing across disparate geographic areas; difficulties in hiring qualified local personnel; difficulties associated with enforcing agreements and collecting receivables through foreign legal systems; expenses associated with localizing products for foreign markets; and political and economic instability, including disruptions of cash flow and normal business operations that may result from terrorist attacks or armed conflict.

     If the relative value of the U.S. dollar in comparison to the currency of the Company's foreign customers should increase, then the resulting effective price increase of the Company's products to these foreign customers could result in decreased sales. In addition, to the extent that general economic downturns impact the Company's customers, the ability of these customers to purchase the Company's products could be adversely affected. Payment cycles for international customers are typically longer than those for customers in the United States. The foreign markets for the Company's products may develop more slowly than currently anticipated.

The Company's business may become subject to governmental regulation.

     The Company is not currently subject to direct federal, state, or local regulation, and laws or regulations applicable to access to or commerce on the Internet, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet and other VoIP services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other VoIP services covering issues such as user privacy, "indecent" materials, freedom of expression, pricing content and quality of products and services, taxation, advertising, intellectual property rights and information security. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use, which in turn could decrease the demand for the Company's products and services or increase the cost of doing business or in some other manner have a material adverse effect on the Company's business, results of operations, and financial condition.

The Company may become subject to litigation.

     The Company may be subject to claims involving how the Company conducts its business or the market for or issuance of the Common Stock or other securities. Any such claims against the Company may affect its business, results of operations and financial conditions. Such claims, including those without merit, could require the Company to pay damages or settlement amounts and would require a substantial amount of time and attention from the Company's senior management as well as considerable legal expenses. Although the Company does not anticipate that its activities would warrant such claims, there can be no assurances that such claims will not be made.

The Company depends on third-party vendors for key Internet operations.

     The Company relies on its relationships with third party vendors of Internet development tools and technologies. There can be no assurance that the necessary cooperation from third parties will be available on acceptable commercial terms or at all. If the Company is unable to develop and maintain satisfactory relationships with such third parties on acceptable commercial terms, or if the Company's competitors are better able to leverage such relationships, then the Company's business, results of operations and financial condition will be materially adversely affected.

The Company may not be able to successfully compete with current or future competitors.

     The market for VoIP services providers and business solutions providers is new, highly competitive, and rapidly changing. Since the Internet's commercialization in the early 1990's, the number of websites on the Internet competing for the attention and spending of businesses has proliferated. With no substantial barriers to entry, the Company expects that competition will continue to intensify. With respect to competing for business' attention, in addition to intense competition from VoIP services providers, the Company also faces competition from traditional telco systems consultants and providers. Many of the Company's current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger existing customer bases than the Company. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion, and sale of their products or services than the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors. If the Company can not do so, then its business, financial condition and results of operations will be materially and adversely affected.

The Company has a short operating history.

     The Company began providing low-cost telecommunication services employing next-generation VoIP technology when it acquired i2 Delaware in the Merger in February 2004. i2 Telecom began its operations in January 2003. Therefore, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. Consequently, the Company's operations are subject to all of the risks inherent in a development-stage business enterprise, and the Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving markets in which the Company operates and acceptance of the Company's business model, products and services. The likelihood of the Company's success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a new business and the competitive environment in which we operate.

We may not be able to obtain additional financing.

     In order to develop and expand the Company's operations and increase revenues, additional financing will be required, which additional financing may not be available to the Company on commercially reasonable terms, if at all. There is no assurance that the Company will be successful in raising additional capital or that the proceeds of any future financings will be sufficient to meet the Company's future capital needs. We may need to seek additional financing sooner than we anticipate as a result of any of the following factors:

    o        changes in operating plans;
    o        acceleration of the Company's business development plans;
    o        lower than anticipated sales;
    o        increased costs of business development;
    o        increased operating costs; or
    o        potential acquisitions.

We may not be able to comply with certain regulatory actions.

     On November 7, 2005 the Federal Communications Commission (FCC) (www.fcc.gov) Enforcement Bureau issued further revisions to E911 compliance requirements for interconnected VoIP service providers. The FCC ruled that VoIP providers will not be forced to cut off subscribers who don't receive E911 services by November 28, 2005. However, VoIP companies will be expected to stop marketing their service and accepting new customers in service areas that aren't equipped to do E911 call routing, even if subscribers would be able to get "basic" 911 service. The FCC document states "Although we do not require providers that have not achieved full 911 compliance by November 28, 2005, to discontinue the provision of interconnected VoIP service to any existing customers, we do expect that such providers will discontinue marketing VoIP service, and accepting new customers for their service, in all areas where they are not transmitting 911 calls to the appropriate PSAP in full compliance with the Commission's rules." The Company has been working to implement such E911 services and has various agreements in place to fulfill the requirements.

     The Company has available to all of its Residential and Mobile Professional ("VoiceStick(R)") customers access to emergency services with either VoIP E911 or 911 functionality.

     The VoIP E911 implementation will deliver critical caller information to emergency personnel and will insure that emergency operators receive the same level of emergency response information that traditional wireline services provide. E911 Mobility Service is an E911 solution for VoIP that supports mobile and nomadic users, remote users, static users, and users with numbers foreign to the local rate center. With this service, VoIP 911 calls can be routed within the existing 911 network, delivering user-provided registered location information and Automatic Number Information ("ANI") on dedicated 9-1-1 trunks to the appropriate PSAP.

     Other government regulations and taxes may be imposed from time to time which may negatively impact the Company's operations and ability to perform within certain guidelines. The Company intends to comply as necessary and within its capabilities.


Item 2. Description of Property

     The Company leases approximately 3,500 feet in Roswell, Georgia for its corporate operations, and 100 square feet in downtown Atlanta for its Network Operation Center at a total monthly rent of $2,800 and $6,100, respectively. The Company is obligated under the lease in Roswell, Georgia until 2008. The Company's lease for the Network Operating Center is on a month-to-month basis. The addresses for these locations are: 5070 Old Ellis Pointe Road, Suite 110 Roswell 30076 and 56 Marietta Street, Atlanta, Georgia, 30303

      As of December 31, 2006, the Company's future minimum lease obligations under the Company's operating leases are as follows:


                December 31, 2007      $     34,380

                December 31, 2008      $     26,361

                December 31, 2009      $       -0-

                December 31, 2010      $       -0-

                December 31, 2011      $       -0-
                                             -------
                Total                  $     60,741
                                             =======
     The Company believes that its leased facilities are adequate to meet its current needs and that additional facilities are available to the Company to meet its expansion needs for the foreseeable future.


Item 3. Legal Proceedings

     From time to time, the Company may be involved in litigation with customers, vendors, suppliers and others in the ordinary course of business, and a number of claims may exist at any given time. All such existing proceedings are not expected to have a material adverse impact on the Company's results of operations or financial condition. In addition, the Company, or its subsidiary, i2 Delaware, is a party to the proceedings discussed below.

     On June 30, 2003, the Company filed a demand for arbitration against the former majority owner of SuperCaller Community, Inc., a Delaware corporation acquired by i2 Delaware in September 2002 ("SuperCaller"), seeking damages in the amount of $452,250, which represents the amount of liabilities exceeding the $400,000 threshold as of September 17, 2002 permitted by the purchase agreement pursuant to which i2 Delaware acquired SuperCaller.

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

     On March 27, 2006, all federal claims against i2Telecom and related parties in the United States District Court in San Francisco were "dismissed with prejudice" by Judge Vaughn Walker. The claimants had asserted that they had ownership of certain core Intellectual Property of i2Telecom. In addition, the court declined to exercise supplemental jurisdiction over the remaining state law claims that were all "dismissed" as well. The Plaintiff's have appealed the decision. No loss or liability has been recorded in the Company's financial statements. In the event of a favorable decision by the Appeals Court, the Company will be entitled to recover 800,000 shares of the Company's common stock held in escrow and will be required to issue approximately 1,800,000 shares of common stock to shareholders of record on February 26, 2004, which represents the date of the DDN merger. On that date, approximately 1,800,000 were held from issuance pending the outcome of this litigation.

   The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company's management currently believes that resolution of such matters will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

         There were no matters submitted during the fourth quarter of fiscal 2006 to a vote of security holders.

                                     Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market for Common Equity

Effective March 5, 2004, the Common Stock trading symbol was changed to "ITUI" as a reflection of the Company's name change. Prior to the Merger and prior to the name change that occurred on March 5, 2004, the Common Stock traded under the symbol "DIDA". This had been the Company's symbol since its initial public offering in May, 1998. The Common Stock is reported on the OTC Electronic Bulletin Board. The following table sets forth the range of reported closing bid prices of the Company's common stock during the periods indicated. Such quotations reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Trading in the Company's common stock has generally been limited and sporadic, and should not be deemed to constitute an "established trading market".




                      High        Low
                     ------      -----
     2004
     ----
1st Quarter         $ 2.30    $    0.10
2nd Quarter           3.35         1.20
3rd Quarter           1.70         0.48
4th Quarter           0.90         0.54


     2005
     ----
1st Quarter         $ 1.04    $    0.67
2nd Quarter           0.61         0.29
3rd Quarter           0.44         0.29
4th Quarter           0.32         0.06


     2006
     ----
1st Quarter         $ 0.12    $    0.08
2nd Quarter           0.10         0.04
3rd Quarter           0.08         0.05
4th Quarter           0.12         0.03

     2007
     ----
1st Quarter         $ 0.28    $    0.11



     The above prices represent inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

     As of March 30, 2007, the Company had approximately 1,300 shareholders of record. The Company's transfer agent is Continental Stock Transfer and Trust Company located at 17 Battery Place, New York, New York, 10004, (212)509-4000.

     The Company has never paid cash dividends on its Common Stock, and currently intends to retain earnings, if any, for use in the operation of its business and therefore does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

Equity Compensation Plan Information

     The following table sets forth information regarding equity compensation plans under which the Common Stock is authorized for issuance as of December 31, 2006.



                                                                                                         Number of
                                                                                                         Securities
                                                                                                          Remaining
                                                                                                        Available for
                                      Number of Securities to                 Weighted Average         Future Issuance
                                     be Issued Upon Exercise                 Exercise Price of          Under Equity
                                     of Outstanding Options,                Outstanding Options,        Compensation
Plan Category                         Warrants and Rights                   Warrants and Rights            Plans
-------------                        -----------------------               ---------------------     --------------------

Equity compensation plans
   approved by security
   holders: (1)                               7,764,409                       $       .19                2,025,682
Equity compensation plans not
   approved by security
   holders:                                   8,496,698(2)(3)                 $       .45(2)(3)                -0-
                                      -----------------------               ---------------------     --------------------
Total                                        16,261,107                       $       .47                2,025,682



(1) Represents options granted pursuant to the Company's 2004 Stock Incentive Plan.
(2) Does not include (i) options and warrants to purchase 51,483,713 shares of Common Stock with a weighted average exercise price of $.083 per share, which were originally granted as options to purchase shares of i2 Delaware's common stock pursuant to the i2 Delaware Stock Option Plan, which were assumed by the Company in connection with the Company's acquisition of i2 Delaware or issuances of options and warrants in connection with various financings. The Company has not made, and will not make, any further grants under the i2 Delaware Stock Option Plan.
(3) Includes options and warrants to purchase Common Stock granted under plans not approved by the Company's shareholders. The material features of such plans are set forth below.

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

     As part of a debt settlement from time to time the Company may negotiate to pay its debt through a combination of stock options or shares of common stock.

Sales of Unregistered Securities

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


     Also in March 2006, the Company issued to Richardson & Patel and Peter Hogan, general counsel to the Company, an aggregate of 500,000 shares of Common Stock in lieu of $63,000 in fees due over a four month period in connection with services provided by them to the Company. The shares were issued in April 2006 without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to "piggyback registration" rights upon filing of the Company's next registration statement. The Company filed a registration statement which the Securities & Exchange Commission declared effective on May 10, 2006.




      Also in April 2006, 1,663,609 shares of Common Stock were issued to 12 individuals and institutional investors of the Company's Series D and Series E convertible preferred shares in lieu of $251,238 of preferred dividends for the second , third and fourth quarters of 2005. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the

Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to "piggyback registration" rights upon filing of the Company's next registration statement. The Company filed a registration statement which the Securities & Exchange Commission declared effective on May 10, 2006.

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

     Also in April 2006, the Company issued to Kenny Securities, financial advisor to the Company, an aggregate of 200,000 shares of Common Stock in lieu of $25,000 in fees due. The shares were issued in connection with services provided by them to the Company. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to "piggyback registration" rights upon filing of the Company's next registration statement. The Company filed a registration statement which the Securities & Exchange Commission declared effective on May 10, 2006.

     Also in April 2006, the Company issued to Mr. Phipps an aggregate of 350,000 shares of Common Stock in lieu of a $35,000 promissory note with interest. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to "piggyback registration" rights upon filing of the Company's next registration statement. The Company filed a registration statement which the Securities & Exchange Commission declared effective on May 10, 2006.

     Also in April 2006, the Company issued to CEOCast, an investor relations advisory firm providing services to the Company, an aggregate of 1,000,000 shares of Common Stock in lieu of $100,000 in fees due over the next twelve month period. The shares were issued in connection with services provided by them to the Company. The shares are to be issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in
Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to "piggyback registration" rights upon filing of the Company's next registration statement. The Company filed a registration statement which the Securities & Exchange Commission declared effective on May 10, 2006.

     Also in April 2006, 840,000 shares of Common Stock were issuable upon exercise of a warrant exercisable until April 11, 2011 to 5 individuals, Mssrs. Collins, Dohrman, Hamilton, Klages and Olson and 1 Trust, F/B/O, Mr. & Mrs. Swift, at an exercise price of $0.10 per share (subject to customary adjustments in accordance with the terms thereof). The warrants are issued as compensation for services rendered by the shareholders to the Company. Brian Swift exercises on behalf of the "Trust" shareholder voting and dispositive power with respect to the shares of Common Stock registered hereby for the account of the shareholders. The shareholders are an affiliate of a registered broker-dealer. The shareholders have certified to the Company that the shareholders received the securities convertible or exercisable into the shares of Common Stock registered hereby in the ordinary course of business and at the time of such receipt had no agreements or understandings with any person to distribute such shares of Common Stock. The warrants were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in
Section 4(2).

     Also in April 2006, the Company had issuable to Mssrs. Lippert and Heilshorn, consultants to the Company, an aggregate of 180,000 shares of Common Stock in lieu of $18,000 in fees due. The shares were issued in connection with services provided by them to the Company. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to "piggyback registration" rights upon filing of the Company's next registration statement. The Company filed a registration statement which the Securities & Exchange Commission declared effective on May 10, 2006. Additionally, the Company issued to Mssrs. Lippert and Heilshorn three-year warrants to purchase aggregate of 54,000 shares of Common Stock at an exercise price of $1.00 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in lieu of additional consideration for a discount to the consulting agreement with the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in
Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

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

     Also in May 2006, 1,225,000 shares of Common Stock were issued upon exercise of a warrant exercisable until May 11, 2011 to 5 individuals, Mssrs. Collins, Dohrman, Hamilton, Klages and Olson and 1 Trust, F/B/O, Mr. & Mrs. Swift, at an exercise price of $0.10 per share (subject to customary adjustments in accordance with the terms thereof). The warrants were issued as compensation for services rendered by the shareholders to the Company. Brian Swift exercises on behalf of the "Trust" voting and dispositive power with respect to the shares of Common Stock registered hereby for the account of the shareholder. The shareholders are an affiliate of a registered broker-dealer. The shareholders have certified to the Company that the shareholders received the securities convertible or exercisable into the shares of Common Stock registered hereby in the ordinary course of business and at the time of such receipt had no agreements or understandings with any person to distribute such shares of Common Stock.The warrants were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2).

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

     Also in July 2006, the Company issued to one investor Vestal Venture Capital and University Bank three-year warrants to purchase aggregate of 300,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in lieu of additional consideration for loan extensions to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

     In August 2006, 75,000 shares of Common Stock were issued to one individual, an investor of the Company's Series D convertible preferred shares which were converted. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in
Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, a portion of these shares have been registered in the Company's last registration statement now in effect.

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

     In September 2006, the Company issued to Mssrs. Troon McGraw and Glazov three-year warrants to purchase aggregate of 1,200,000 shares of Common Stock at an exercise price of $0.07 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in lieu of additional consideration for a loan extension to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

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

     In November 2006, the Company issued to two consultants five-year warrants to purchase an aggregate of 1,500,000 shares of Common Stock at an exercise price of $0.07 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in lieu of a twelve-month marketing and consulting agreement for services to be rendered to the Company.

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


     Between August and December 2006, a total of 7,428,571 shares of Common Stock were issued to 15 individual investors who participated in a private placement in which the Company raised $520,000. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to "piggyback registration" rights upon filing of the Company's next registration statement.


     In January 2007, the Company issued to James Rose and Doug Bender, both officers of the Company, 624,671 and 1,000,000 shares, respectively, of Common Stock in lieu of compensation in the amounts of $62,467 and $100,000, respectively. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to "piggyback registration" rights upon the filing by the Company of a registration statement.

     Also in January 2007, the Company issued to five individuals, including Audrey Braswell, a director, and Paul Arena, an officer and director, an aggregate of 5,045,856 shares of Common Stock in lieu of outstanding promissory notes, with interest, totaling $504,587. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to "piggyback registration" rights upon the filing by the Company of a registration statement.


     In February 2007, the Company issued to Joel Katz an aggregate of 1,000,000 shares of Common Stock in lieu of $100,000 in consulting fees due. The shares were issued in connection with consulting services provided by him to the Company. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to "piggyback registration" rights upon filing by the Company of a registration statement


     Also in February 2007, the Company issued to five individuals, an aggregate of 970,000 shares of Common Stock in lieu of $112,150 in fees due. The shares were issued in connection with services provided by them to the Company. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation
D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to "piggyback registration" rights upon filing by the Company of a registration statement.


     In March 2007, the Company issued to Audrey Braswell, a director, and Phillip Rapp, 750,000 and 250,000 shares, respectively, of Common Stock in accordance with the terms of promissory notes in the amounts of $750,000 and $250,000, respectively. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in
Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to "piggyback registration" rights upon filing by the Company of a registration statement.


     Also in March 2007, a total of 5,263,941 shares of Common Stock were issued to 12 individuals and institutional investors of the Company's Series D and Series E convertible preferred shares in lieu of $374,068 of preferred dividends for the first, second , third and fourth quarters of 2006. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to "piggyback registration" rights upon the filing of a registration statement.


     Also in March 2007, a total of 3,288,700 shares of Common Stock were issued to 16 individuals and institutional investors who exercised warrants received upon the purchase of the Company's Series C convertible preferred shares. The Company received $394,644 from the warrant exercise. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to "piggyback registration" rights upon the filing of a registration statement

     Also in March 2007, the Company issued to Mssrs. Troon, McGraw and Glazov an aggregate of 2,878,571 shares of Common Stock upon the exercise of warrants. The warrants, exercisable at an average exercise price of $.125 per share, were issued in lieu of additional consideration for a loan extension to the Company. Mssrs. Troon, McGraw and Glazov exercised the warrants under the cashless exercise provisions of their warrant agreement. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to "piggyback registration" rights upon the filing of a registration statement.


     Also in March 2007, the Company issued to Phillip Rapp an aggregate of 942,857 shares of Common Stock upon the exercise of warrants. The warrants, exercisable at an average exercise price of $.077 per share, were issued in lieu of additional consideration for a loan extension to the Company. Mr. Rapp exercised the warrants under a cashless exercise formula. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to "piggyback registration" rights upon the filing of a registration statement.

Item 6. Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-KSB (the "Annual Report"). This Annual Report contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "estimates" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated herein. The cautionary statements made in this Annual Report should be read as being applicable to all related forward-looking statements wherever they appear in this Annual Report.

Overview


      On February 26, 2004, a wholly-owned subsidiary of the Company merged with and into i2 Delaware, whereby i2 Delaware became a wholly-owned subsidiary of the Company. In connection with the Merger, the former stockholders of i2 Delaware became entitled to receive shares of the Company's Common Stock and Preferred Stock constituting up to 88% of the Company's voting securities, assuming the issuance of all contingent consideration which such stockholders may become entitled to receive based upon the outcome of certain pending litigation against i2 Delaware.

     On February 27, 2004, the Company consummated the Asset Sale whereby it sold substantially all of its operating assets relating to the operation of the InTransit Network to InTransit Media in exchange for InTransit Media assuming certain liabilities and obligations relating to such assets.

     On March 5, 2004, the Company changed its name from "Digital Data Networks, Inc." to "i2 Telecom International, Inc." and changed its ticker symbol on the over the counter bulletin board from "DIDA" to "ITUI".

     As a result of the Merger and the Asset Sale, all of the operations of the Company now consist of the operations of its wholly-owned subsidiary, i2 Delaware. i2 Delaware is a low-cost telecommunications service provider employing next-generation VoIP technology with operations based in Atlanta, Georgia i2 Delaware controls its own proprietary technology and outsources its production and service functions with strategic partners. i2 Delaware VoIP long distance and other enhanced communication services through the VoiceStick and micro gateway adapters to subscribers. i2 Delaware's proprietary technology platform is built to the Session Initiation Protocol standard. i2 Delaware's revenue model is multi-faceted and includes prepaid revenue from the sale of its micro gateway integrated access device, recurring monthly subscriptions, call minute terminations, and original VoiceStick(R) and equipment manufacturer royalties.

     The audited financial statements for i2 Delaware as of and for the period ended December 31, 2006 are included elsewhere in this Annual Report.

Results of Operations

2006 Compared to 2005

     Revenues increased to $754,939 in 2006 from $485,485 in 2005, attributable to an increase in the number of subscribers to the Company's products.

     Cost of Goods Sold decreased to $810,399 in 2006 from $1,231,389 in 2005. The decrease is attributable to a write down in inventory taken during 2005.

     Gross loss decreased to $56,060 in 2006, compared to a loss of $745,904 in 2005. The improvement is applicable to efficiencies implemented in our business in 2006. Furthermore, our results in 2005 were negatively impacted s due to an increase in G&A expense combined with the write off of obsolete inventory.

     General and Administrative Expenses decreased to $5,306,407 in 2006 from $7,216,844 in 2005. The decrease in general and administrative expenses in 2006 was primarily attributable to a reduction in the number of employees in sales and marketing roles.

      Total Operating Loss from Continuing Operations decreased to $5,800,177 in 2006 from $8,027,647 in 2005. The decrease in operating loss was primarily attributable to the reduction in operating expenses and SG&A expenses in 2006, partially offset by the inventory write offs in 2005, all as described above.

      Changes in the Company's other expenses are as follows:

                                       For the year ended
                                          December 31,
                                       ------------------
                                                                Percenta1e
                                 2006            2005            Change
                            ------------        -----------     ---------------


Interest Income                    942             4,008          -76.50 %
Interest & Dividend (Expense) (466,346)          (79,750)       - 484.50%
Gain on Forbearance of Debt     33,675           350,960            N/A
Loss on Disposal of Assets     (5,981)             (0)              N/A
                            ------------       -----------     ---------------
Total other Income(Expenses) (437,710)           275,218           N/M
                            ------------       -----------     ---------------

Series D & E Preferred Stock
Dividends Accrued             (365,888)         (400,237)          N/M


Financial Condition, Liquidity and Capital Resources

     The Company's net cash used in operating activities for 2006 was $2,328,688 as compared to $4,282,626 used in operating activities during 2005. The decrease in cash used in operating activities primarily resulted from an improvement in operating results in 2006 as compared to 2005. Net cash used in investing activities in 2006 was $93,397 as compared to $331,924 in 2005. The decrease in net cash used in investing activities was due to a reduction of equipment purchases in 2006 as compared to 2005. Net cash provided by financing activities was $3,060,693 in 2006 as compared to $4,552,626 in 2005. The decrease in cash provided by financing activities was due to a reduction in the amount financed in shareholder loans stock and notes payable of approximately $2,617,648, a decrease in sales of common and preferred stock of $1,401,000, a reduction in dividends paid of $148,999, all offset by an increase in proceeds of convertible notes of $3,375,000.

     Proceeds from exercise of stock options and warrants provided cash of $19,475 in 2006 as compared to $646,000 in 2005 which were exercised in exchange for notes forgiven by the holders.


     The Company has no current commitments or obligations for future capital expenditures. A summary of the Company's debt and lease obligations at December 31, 2006 are as follows:




                                Obligations payable in


             Less than 1 year         1 to 3 years                  Total
            ----------------     ------------------------   ------------------
Debt        $ 5,711,607               $  -0-                    $   5,711,607
Leases           34,380                26,361                          60,741
            ----------------     ------------------------   ------------------
            $ 5,745,987               $26,361                   $   5,772,348
            ================     =======================    ==================

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

     As of the  date  of the  Merger,  the  Company's  accumulated  deficit  was
$13,700,794. In accounting for the Merger, the accumulated deficit of the Company has been eliminated. The balance of accumulated deficit as of the end of the period represents the accumulated deficit of i2 Delaware since inception.
The other capital accounts, including common stock, preferred stock and additional paid-in capital represent the stock issued by the surviving corporation. The write-off the Company's accumulated deficit has been adjusted by a reduction to the other capital accounts starting with additional paid-in capital, then preferred stock, and the balance against common stock. Since the Company had no outstanding preferred stock prior to the Merger, the preferred stock of the Company has been reduced to zero.


Revenue Recognition

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured. Determination of criteria (iii) and (iv) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. The Company has concluded that its revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 101.

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

Recent Accounting Pronouncements


     In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions - FSP FAS 109-1 Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004, and FSB FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

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

     In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections." This new standard replaces APB Opinion No. 20, "Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements," and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement". The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operation of financial position.

     In February of 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments. (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of SFAS No. 155 will have on its financial statements, if any.

     In February 2007, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15. 2007. Management is currently evaluating the effect that adoption of this statement will have on the Company's consolidated financial position and results of operations.

     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109. "Accounting For Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

     In September 2006. the FASB issued SFAS No. 157, "Fair Value Measurements". This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.


Quantitative and Qualitative Disclosure about Market Risk

      The Company believes that it does not have any material exposure to interest or commodity risks. The Company does not own any derivative instruments and does not engage in any hedging transactions.

Item 7. Financial Statements

     The financial statements required to be filed with this Annual Report are listed on the "Index to Financial Statements" on page F-1 hereof.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 8A. Controls and Procedures

     Based on their most recent evaluation, which was completed as of the end of the period covered by this annual report on Form 10-KSB, the Company's Chief Executive Officer, who is also the Principal Financial Officer believes the Company's disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     During the last fiscal quarter to which this report relates, there were no changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to deficiencies and material weaknesses.


Item 8B. Other Information

     On March 29, 2006, the shareholders of the Company approved by majority of the voting shares to increase the total number of shares which the corporation is authorized to issue to 250,000,000 of common stock having no par value and 1,000,000 shares of preferred stock having no par value.

     On April 17, 2006, the Company issued 1,663,611 shares of common stock in lieu of $251,234 of interest owed in respect of the Company's outstanding Preferred Stock Series D and Preferred Stock Series E.

     As of December 31, 2006, the Company was in arrears in the payment of dividends in the amount of $374,068 owed in respect of the Company's outstanding Preferred Stock Series D and Preferred Stock Series E. On March 27, 2007, a total of 5,263,941 shares of Common Stock were issued to 12 individuals and institutional investors in full satisfaction of the above referenced dividends. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation
D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to "piggyback registration" rights upon filing of a registration statement within 6 months.

The Certificate of Designations of Rights and Preferences of Preferred Stock Series D was amended to include the following changes:

     (a) "Standard Conversion Price" means, with respect to the Preferred Shares, as of any Conversion Date or other date of determination, $0.20, subject to adjustment as provided herein.

     The previous Certificate of Designations was deleted in its entirety and the following shall appear in its place:

     (b)  Holder's   Conversion   Right;   Mandatory   Redemption   or
          Conversion. Subject to the provisions of Section 5 and Section 12, at any time or times on or after the Issuance Date, any holder of Preferred Shares shall be entitled to convert any whole or fractional number of Preferred Shares into fully paid and nonassessable shares of Common Stock in accordance with Section 2(d) at the Conversion Rate (as defined below). If the Weighted Average Price of the Common Stock is equal to or exceeds $0.40 (subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, reverse stock splits or other similar events) for any period of twenty (20) consecutive trading days, then any Preferred Shares outstanding upon the expiration of such twenty (20) trading day period shall be automatically converted into fully paid and nonassessable shares of Common Stock in accordance with Section 2(d) at the Conversion Rate. If any Preferred Shares remain outstanding on the Maturity Date, then, pursuant and subject to Section 2(d)(vii), all such Preferred Shares shall be converted at the Conversion Rate as of such date in accordance with Section 2(d)(vii) or redeemed by the Company in accordance with Section 2(d)(vii). The Company shall not issue any fraction of a share of Common Stock upon any conversion. All shares of Common Stock (including fractions thereof) issuable upon conversion of more than one Preferred Share by a holder thereof shall be aggregated for purposes of determining whether the conversion would result in the issuance of a fraction of a share of Common Stock. If, after the aforementioned aggregation, the issuance would result in the issuance of a fraction of a share of Common Stock, the Company shall round such fraction of a share of Common Stock up to the nearest whole share.

     (c) Section 2(f) of the Certificate of Designations is hereby deleted in its entirety and the following shall appear in its place:

     (d)     [Intentionally omitted.]

     The Amendment was adopted by the Corporation's Board of Directors on December 9, 2005 and approved by its stockholders in accordance with the provisions of RCW 23B.10.030 and 23B.10.040 on March 29, 2006.

The Certificate of Designations of Rights and Preferences of Preferred Stock Series E was amended to include the following changes:

     (a) "Conversion Price" means, with respect to the Preferred Shares, as of any Conversion Date or other date of determination, $0.20, subject to adjustment as provided herein.

         Section 3(a) of the Certificate of Designations is hereby deleted in its entirety and the following shall appear in its place:

     (b) Holder's Conversion Right; Mandatory Redemption or Conversion. Subject to the provisions of Section 12, at any time or times on or after the Issuance Date, any holder of Preferred Shares shall be entitled to convert any whole or fractional number of Preferred Shares into fully paid and non-assessable shares of Common Stock in accordance with
         Section 3(c) at the Conversion Rate (as defined below). If the Weighted Average Price of the Common Stock is equal to or exceeds $0.40 (subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, reverse stock splits or other similar events) for any period of twenty (20) consecutive trading days, then any Preferred Shares outstanding upon the expiration of such twenty (20) trading day period shall be automatically converted into fully paid and non-assessable shares of Common Stock in accordance with Section 3(c) at the Conversion Rate. The Company shall not issue any fraction of a share of Common Stock upon any conversion. All shares of Common Stock (including fractions thereof) issuable upon conversion of more than one Preferred Share by a holder thereof shall be aggregated for purposes of determining whether the conversion would result in the issuance of a fraction of a share of Common Stock. If, after the aforementioned aggregation, the issuance would result in the issuance of a fraction of a share of Common Stock, the Company shall round such fraction of a share of Common Stock up to the nearest whole share."

     (c) Section 3(e)(i) of the Certificate of Designations is hereby deleted in its entirety and the following shall appear in its place:

     (e)(i) [Intentionally omitted.]

     The Amendment was adopted by the Corporation's Board of Directors on December 9, 2005 and approved by its stockholders in accordance with the provisions of RCW 23B.10.030 and 23B.10.040 on March 29, 2006.




                                    PART III

Item 9. Directors and Executive Officers of the Registrant

Directors and Executive Officers

     The following table sets forth the names and ages of all directors and executive officers of the Company as of March 30, 2007. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors or executive officers. There are no arrangements or understandings between any two or more of the Company's directors or executive officers. There is no arrangement or understanding any of the Company's directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs. Also provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

     Set forth below is certain information, as of March 27, 2007, concerning each of the directors and executive officers of the Company. Each of the individuals listed as a director below shall serve as a director of the Company until the Company's next annual meeting of shareholders and until their successors have been elected and qualified, or until their resignation, death or removal. Each of the individuals listed below as executive officers shall serve in such offices until removed by the Board of Directors, subject to applicable employment agreements.


Name                age   Position
-----              -----  ----------------------------------------------------
Paul R. Arena       48    Director, Chief Executive Officer, Chairman of the
                          Board and Secretary

James R. Rose       50    Director and Chief Technical Officer

Douglas F. Bender   57    GM, Senior Vice President Engineering

Audrey L. Braswell  77    Director

D.Christer Bylander 53    Director

     None of the Company's directors or executive officers, during the past five years, (1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) been convicted in a criminal proceeding or subject to a pending criminal proceeding; (3) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or (4) been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission, to have violated a Federal or State securities r commodities law, and the judgment has not been reversed, suspended or vacated.

     Certain additional biographical information concerning the individuals named above is set forth below.


Paul R. Arena, Chairman, Chief Executive Officer and Secretary

     Mr. Arena has served as a director, Chief Executive Officer, Chairman of the Board and Secretary of the Company since February 2004 and President from November 2005 to present. Furthermore, Mr. Arena served as President of the Company from September 2004 to May 2005. Mr. Arena was the founder of i2 Delaware and has served as Chairman of the Board and Chief Executive Officer of i2 Delaware since i2 Delaware's inception in February 2002. From April 2000 to the present, Mr. Arena has been Chairman and Chief Executive Officer of AIM Group, Inc., a holding company specializing in materials for the wire and cable industry. In July 1994, Mr. Arena founded Cereus Technology Partners, Inc. ("Cereus"), a publicly traded technology company. Mr. Arena served in an executive capacity with Cereus and its predecessor companies, including Chairman and Chief Executive Officer, from May 1991 to April 2000. From June 1990 to May 1991, Mr. Arena was a financial business consultant. From February 1988 to January 1990, he served as a Senior Vice President and partner of Gulfstream Financial Associates, Inc., a subsidiary of the Kemper Group.
..

James R. Rose, Director and Chief Technology Officer

     Mr. Rose has served as a Director of the Company since November 2005 was appointed Chief Technology Officer in April 2005. He previously served as a Managing Director of the Company since September, 2004. From 2002 to 2004, Mr. Rose was Partner/Consultant for RKP Steering Group, a corporate finance, operation, and strategic planning consulting firm focused exclusively on the telecommunications industry. From 2000 to 2002, Mr. Rose served as Executive Vice President, Chief Operating Officer and Chief Technology Officer - US and Europe, of Rapid Link Communications, a provider of internet-based communications services. From 1998 to 2000, Mr. Rose served as Executive Vice President - Operations and Engineering, and Chief Operating Officer of LDI/NETnet/Word Access, a provider of telecommunications services in the U.S. and Europe. In 1998, Mr. Rose served as Vice President - Operations and Engineering of TotalTel Communications, Inc., a small to medium enterprise long distance provider. From 1994 to 1998, Mr. Rose served as Director of Operations and Engineering of IXC Communications, Inc., a long-distance telecommunications company. Prior to his executive experience, Mr. Rose was part of engineering and operations teams at multiple communications companies including MCI Telecommunications, Inc.

Douglas F. Bender, General Manager and Senior Vice President of Business Development

     Mr. Bender has served as General Manager and Senior Vice President of Business Development of the Company since February 2004. Furthermore, Mr. Bender has served as General Manager and Senior Vice President of Business Development of i2 Delaware since November 2002., Mr. Bender co-founded RealVue Simulation Technologies, a simulation technology company in the business of developing complex equipment simulations for commercial and industrial manufacturers, and from October 1999 to September 2002 served as Vice President of Business Development. From February 1999 to January 2000, Mr. Bender served as Vice President of Engineering for Splash Technologies, a color solutions technology company supplying the commercial and OEM color print controller markets. From October 1992 to January 1999, Mr. Bender served as Vice President of Engineering and Operations for Western Development Laboratories (later acquired by Lockheed Martin), a communications company focused in the hi-speed digital satellite and medical radiology markets. Mr. Bender started his career working for TRW as a software engineer, progressing to project manager and subsequently to Business Area Director.

Dr. Al Braswell, Director

     Dr. Braswell has served as a director of the Company since June 2004 and a director of i2 Delaware since February 2002. Since 1974, Dr. Braswell has served as President and owner of Vista Pacifica Enterprises, Inc., an operator of several health care facilities in California. For the past 35 years, Dr. Braswell has been engaged in various levels of health, education, and social assistance activities. Dr. Braswell is also a real estate developer of residential, commercial and industrial properties. Dr. Braswell previously served on the board of directors of Cereus Technology Partners from March 1997 to October 1999. Dr. Braswell obtained a Ph.D. from Oregon State University in 1963, received an MS from Oregon State University in 1959, an MA from Los Angeles State College in 1954, and a BS from Bethany Nazarene College in 1949.

D. Chris Bylander, Director

     Mr. Bylander began serving as a director of the Company in May, 2006. From May 2004 to present, Mr. Bylander has been the founder, Chairman and CEO of Exxiss Computer Corporation, CEO of Notebook Design International, LLC, a computer branding company, and a Director of IT vendor NGendo Systems, LLC operating under U.S. Government minority preferment. In March, 2007 he became a partner of IonIdea, Inc., an IT outsourcing/ offshoring company with production facilities in the United States, India, and Ukraine. In October, 1995, Mr. Bylander founded International American Group (IAG), specializing in business development to the manufacturing and IT/ telecommunications industries. While at IAG, he also served as U.S. President and CEO of a European telecommunications company, U.S. President and CEO of a global manufacturing group, Managing Director of a software developer in the financial services industry, and COO of a top Gartner-rated eBusiness infrastructure company. Mr. Bylander received a bachelors degree in economics from Uppsala Cederblads in Sweden in 1978 and attended De La Salle in the Philippines and Sigtunaskolan in Sweden prior to that. Between 1993 and 1996 he participated in the MBA program at Oxford Brookes University (formerly Oxford Polytechnic) in Oxford, England.


Meetings and Committees of the Board of Directors

     During the year ended December 31, 2006, the Company had twelve telephonic meetings of its Board of Directors; all of the board actions were taken by unanimous written consent.

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

     Mr. Braswell and Mr. Bylander are the Company's independant directors as defined under Nasdaq Rule 4200(a)(14)

Audit commitee

     The audit committee of the Board of Directors consists of Paul Arena and James Rose, who are employees of the Company and Dr. Al Braswell who is an independent director of the Company. The audit committee reviews actions with respect to various auditing and accounting matters, including the selection of the company's independent public accountants, the scope of the annual audits, the nature of non-audit services, the fees to be paid to the independent public accountants, and the accounting practices of the Company. The Company does not currently have an audit committee financial expert serving on its audit committee. The Company may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to its ability to locate and compensate such a person.

Code of Ethics

     The Company has adopted a Code of Ethics and Conduct that applies to all of the Company's employees, including the Company's Executive Officers. The Company shall provide to any person without charge, upon request, a copy of the Company's Code of Ethics and Conduct. Such requests should be directed to the Secretary of i2 Telecom International, Inc. at 5070 Old Ellis Pointe,Suite 110 Roswell, Georgia 30076.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and all persons ("Reporting Persons") who beneficially own more than 10% of the outstanding shares of Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company. Reporting Persons are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely upon a review of the copies of such forms furnished to the Company for the year ended December 31, 2005, and the information provided to the Company by Reporting Persons of the Company, no Reporting Person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis, except that (i) Mr. Arena did not report a total of 30,000 warrants received in connection with a certain loan made to the Company on his Form 3 (originally filed on June 7, 2004 and amended in June
2005) to accurately reflect his holdings of certain derivative  securities;  and
(ii) Dr. Braswell did not report an exercise of 332,190 stock options in August, 2005 along with 288,048warrants received in connection with certain loans made to the Company on his Form 3 (originally filed on June 7, 2004 and amended March 27, 2005) to accurately reflect his holdings of certain derivative securities; and (iii) Mr. Phipps did not report his 170,000warrants received in connection with certain loans made to the Company on his Form 3 (originally filed on June 7, 2004 and amended March 27, 2005) to accurately reflect his holdings of certain derivative securities.

Item 10. Executive Compensation.

Director Compensation

     As compensation for board fees for service to the Company in 2006, the Board of Directors awarded then-serving director Audrey L. Braswell options to purchase, 75,000 shares of common stock.

Executive Compensation

     The following table sets forth certain information regarding cash and non-cash compensation paid by the Company during each of the Company's last three fiscal years to the Company's Chief Executive Officer and the other most highly compensated executive officers of the Company whose annual compensation exceeded $100,000 during the fiscal year ended December 31, 2006 (the "Named Persons").

                                  Annual Compensation    Long-Term Compensation
                                 --------------------    ----------------------
                                                                    Awards
                                                                  Securities
                                    Year     Salary    Bonus  underlying Options
                                   ------   --------  ------- -----------------
Name and Principal Position

Paul R. Arena, Chairman &           2006    $111,550  $  -0-             -0-
Chief Executive Officer             2005     206,750     -0-             -0-
                                    2004     206,750     -0-             -0-

James R. Rose                       2006    $123,270  $  -0-             -0-
Chief Technology Officer & Director 2005     150,000     -0-             -0-
                                    2004       -0-       -0-             -0-

Douglas F. Bender, GM &             2006    $ 78,481  $  -0-             -0-
Sr.Vice President Engineering       2005     135,000     -0-             -0-
                                    2004     120,399     -0-             -0-

Jerome A. Lumpkin, Former Sr.
Vice President North American Sales 2006    $  -0-    $  -0-             -0-
                                    2005     180,000     -0-             -0-
                                    2004     107,632     -0-             -0-



(1) Mr. Fultz served as President and COO of the Company from May 1 until October 31, 2005. (2) Mr. Lumpkin served as Vice President North American Sales of the Company until June 17, 2005.

Option Grants in Last Fiscal Year

     During the year ended December 31, 2006, the Company did not grant any options to its Named Executive Officer.

Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

     The following table sets forth information concerning the value at December 31, 2006, of the unexercised options held by each of the Named Executive Officers. The value of unexercised options reflects the increase in market value of the Common Stock from the date of grant through December 31, 2006.

                     Number of Securities
                    Underlying Unexercised          Value of Unexercised
                           Options                   In-The-Money Options
                      at Fiscal Year-End            at Fiscal Year-End (1)
                    ------------------------------------------------------------
                   Exercisable   Unexercisable    Exercisable     Unexercisable
Name               -----------   -------------    -----------     -------------
Paul R. Arena       3,044,436                0   $         0    $           0
James R. Rose       1,175,000                0   $         0    $           0
Douglas Bender      1,088,042                0   $         0    $           0
Jerome Lumpkin        665,758                0   $         0    $           0



(1) Value of the Company's unexercised, in-the-money options based on the average of the high and low price of a share of the Common Stock as of December 31, 2006, which was $0.

Employment Agreements

      The Company has entered into employment agreements with its key officers as follows:

      On April 6, 2005, the Company entered into an employment agreement with James R. Rose. Mr. Rose's position is Chief Technology Officer and the term of his agreement is for two years and carries a base compensation of $150,000 per year.

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

     As of March 30, 2007, the Company had a total of 99,219,600 shares of Common Stock issued and outstanding, which is the only issued and outstanding voting equity security of the Company.

     The following table sets forth, as of March 30, 2007; (a) the names of each beneficial owner of more than five percent (5%) of the Company's Common Stock known to the Company, the number of shares of Common Stock beneficially owned by each such person, and the percent of the Company's Common Stock so owned; and
(b) the names of each director and executive officer, the number of shares of Common Stock beneficially owned and the percentage of the Company's Common Stock so owned, by each such person, and by all directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated.

                                                      Common Stock
                                                 Beneficially Owned (1)
                                             ---------------------------------
                                               Number of
                                               Shares of          Percentage of
Name of Beneficial Owner (2)                  Common Stock          Class (3)
---------------------------                   ------------        -------------
Paul R. Arena++ +                              8,047,553(4)            8.1%
Audrey L. Braswell+                            6,898,632(5)            7.0
James R. Rose++ +                              2,053,383(6)            2.1
Douglas Bender++                               2,405,082(7)            2.4
D. Christer Bylander++                         1,100,000(8)            1.1
Vestal Venture Capital                        45,070,907(9)           32.3
Renaissance Capital                           13,761,572(10)          12.5

All executive officers and directors as
a group (5 persons)                            20,464,650             13.6


+    Director of the Company
++    Officer of the Company

(1) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of March 30, 2007, are treated as outstanding only when determining the amount and percentage owned by such individual or group.
(2) The address of each executive officer and director of the Company is 5070 Old Ellis Pointe Road, Suite 110 Roswell, Georgia.
(3) In accordance with regulations of the SEC, the percentage calculations are based on shares of Common Stock issued and outstanding as of March 30, 2007, plus shares of Common Stock which may be acquired within 60 days of March 30, 2007, by each individual or group listed.
(4) Includes (i) 60,890 shares of Common Stock held by Mr. Arena's wife, (ii) 83,712 shares of Common Stock held in trust for the benefit of Mr. Arena's children, and (iii) 3,044,436 shares of Common Stock issuable upon exercise of certain options and warrants.
(5) Represents (i) 2,540,760 shares of Common Stock owned by personally by Dr. Braswell and 2,290,767 shares of Common Stock owned by Braswell Enterprises, L.P., of which Dr. Braswell is a general partner, and (ii) 2,067,105 shares of Common Stock issuable upon exercise of certain options and warrants.

(6) Represents (i) 878,383 shares of Common Stock owned by Mr. Rose, and (ii) 1,175,000 shares of Common Stock issuable upon exercise of certain options and warrants.
(7)  Represents (i) 1,317,040 shares of Common Stock owned by Mr.
     Bender, and (ii) 1,088,042 shares of Common Stock issuable upon exercise of certain options and warrants.
(8) Represents 1,100,000 shares of Common Stock issuable to Mr. Bylander upon exercise of certain options and warrants.
(9) Includes 40,082,588 shares of Common Stock issuable upon the exercise of certain convertible notes, convertible preferred shares and warrants. Includes 4,988,329 shares of Common Stock. Mr. Allan Lyons, managing partner of 21st Century Strategic Investment Planning, LC is the General Partner on behalf of Vestal Venture Capital in voting these shares of Common Stock.
(10) Includes 10,640,625 shares of Common Stock issuable upon the exercise of certain convertible preferred shares and warrants. Includes 3,120,947 shares of Common Stock. Mr. Russell Cleveland, President of Renaissance Capital is the Fund Manager on behalf of U.S Special Opportunities Trust PLC, Renaissance Capital Growth & Income Fund III and U.S. Growth Investment Trust, PLC which have equal positions in voting these shares of Common Stock.



Item  12.  Certain   Relationships   and  Related   Transactions   and  Director
Independence

     Described below are certain transactions or series of transactions between us and our executive officers, directors and the beneficial owners of 5% or more of our common stock, on an as converted basis, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of our total assets as of year-end for the last three completed fiscal years, other than compensation arrangements that are otherwise required to be described under "Executive Compensation".

     Mr. Braswell and Mr. Bylander are the Company's independant directors as defined under Nasdaq Rule 4200(a)(14)

     In February 2006, Al Braswell provided a short term loan to the Company in the amount of $25,000. In connection with such loan, the Company issued to Mr. Braswell warrants to purchase 10,000 shares of Common Stock, in lieu of interest on such loans. The warrants have an exercise price of $.20 per share and are exercisable immediately for a three-year period.

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

      Also in May 2006, the Company issued to D. Christer Bylander, a director, three -year stock options to purchase an aggregate of 1,000,000 shares of Common Stock. The options have an exercise price of $.10 per option share.

     In August 2006, the Company issued to Al Braswell 332,190 shares of Common Stock, in settlement of principal and interest related to a loan in the amount of $150,000 provided to the Company in 2005.

     In December 2006, Mr. Arena and Mr. Braswell purchased 714,286 shares and
714,286  shares,  respectively,   of  Common  Stock  for  $50,000  and  $50,000,
respectively.

     In January 2007, the Company issued to Mr. Arena and Mr. Braswell, 908,212 shares and 544,970 shares, respectively, of Common Stock in satisfaction of outstanding promissory notes, with interest, totaling $90,821.26 and $54,487.09, respectively. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to "piggyback registration" rights upon filing of the Company's next registration statement.

     Also in January 2007, the Company issued to James Rose and Doug Bender, both officers of the Company, 624,671 and 1,000,000 shares, respectively, of Common Stock in lieu of compensation in the amounts of $62,467 and $100,000, respectively. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to "piggyback registration" rights upon filing of the Company's next registration statement.

     The Company believes that the foregoing transactions with its officers and directors were on terms no less favorable than could have been obtained from independent third parties.

Item 13. Exhibits

      A list of the exhibits required by Item 601 of Regulation S-B to be filed as part of this Annual Report is shown on the "Exhibit Index" filed herewith.

Item 14. Principal Accountant Fees and Services

         Freedman & Goldberg, CPA's ("Freedman") billed $67,901 and $74,873 for fiscal year 2006 and 2005, respectively.

Audit-Related Fees

      Freedman billed $63,689 for fiscal year 2006 and $69,075 for fiscal year 2005.

Tax Fees

Freedman billed $4,212 for fiscal year 2006 and $5,783 for fiscal year 2005 for tax compliance, tax advice and tax planning. These services provided by Freedman include the preparation of the Company's federal and state tax returns.


Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

     The Company's Audit Committee is required to pre-approve all audit and non-audit services performed by the Company's independent auditors. The Company's Audit Committee, however, has not adopted any general pre-approval policy with regard to specified audit or non-audit services which may be provided by the independent auditors, but requires that the Company's Audit Committee grant specific pre-approval of each audit or non-audit service to be provided by the independent auditor before the independent auditor is engaged to render such service.


1
                         i2 TELECOM INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2006 AND 2005
                                  i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------




                                TABLE OF CONTENTS
                                                                          Page
Report of Independent Registered Public Accountant............................1
Consolidated Balance Sheets.................................................2-3
Consolidated Statements of Operations.........................................4
Consolidated Statements of Stockholders' Equity.............................5-6
Consolidated Statements of Cash Flows.........................................7
Notes to Consolidated Financial Statements.................................8-22
-------------------------------------------------------------------------------

                               FREEDMAN & GOLDBERG

                          CERTIFIED PUBLIC ACCOUNTANTS

                           A PROFESSIONAL CORPORATION








                           31150 NORTHWESTERN HIGHWAY, SUITE 200

                                FARMINGTON HILLS, MICHIGAN 48334
ERIC W. FREEDMAN
MICHAEL GOLDBERG                     (248) 626-2400
DAVID C. GREIP
JULIE A. CHEEK                    FAX: (248) 626-4298
WILLIAM A. MARSHALL
AMY S. JACKNOW
GLORIA MOORE

               Report of Independent Registered Public Accountant

To the Board of Directors
i2 Telecom International, Inc. and Subsidiaries
5070 Old Ellis Pointe
Suite 110
Roswell, Georgia 30076

We have audited the accompanying consolidated balance sheets of i2 Telecom International, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessment of the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of i2 Telecom International, Inc. and Subsidiaries of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has suffered ongoing losses from operations since its inception. These losses, as well as the uncertain conditions that the Company faces relative to its ongoing debt and equity fund-raising efforts, raise substantial doubt abut the company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.


Respectfully,


/s/ Freedman & Goldberg
Freedman & Goldberg
Certified Public Accountants

Farmington Hills, MI
March 29, 2007
                                                                         Page 1



                      i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
                                CONSOLIDATED BALANCE SHEETS

                                              As of December 31, 2006  and 2005



                                       ASSETS


                                                              2006                  2005
                                                     -------------------- ---------------------
Current Assets
 Cash                                                   $   807,811              $    238
 Restricted Cash                                              -0-                 168,965
 Accounts Receivable, Net of Allowance for Doubtful
 Accounts of $-0- and $235,000, respectively                 59,822                69,927
 Inventories                                                355,900               732,663
 Prepaid Expenses and Other Current Assets                   81,262                84,407
                                          .....................................................
   Total Current Assets                                   1,304,795             1,056,200
                                          .....................................................


Property and Equipment, Net                                 764,426             1,206,982


Other Assets
Intangible Assets                                         3,349,834             3,349,834
Deposits                                                     27,840                61,540
                                           ...................................................
 Total Other Assets                                       3,377,674             3,411,374
                                           ............................. .....................
    Total Assets                                        $ 5,446,895            $5,674,556
                                           ---------------------------------------------------





The accompanying notes are an integral part of the financial statements.
-------------------------------------------------------------------------------
                                                                        Page 2





                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                  2006                   2005
                                                         ------------------- ----------------------
Current Liabilities
     Accounts Payable and Accrued Expenses                     $4,078,375             $3,797,814
     Deferred Revenue                                              56,000                    -0-
     Convertible Bonds                                          2,950,000                    -0-
     Notes Payable-Current                                      2,761,607              2,780,625
     Notes Payable-Related Parties                                    -0-                    -0-
                                                         ................... ......................
       Total Current Liabilities                                9,845,982              6,578,439
                                                         ................... ......................

Stockholders' Equity (Deficit)
     Preferred Stock, No Par Value 7% Cumulative,
        5,000,000  Shares Authorized, 4,495 and 4,910
        Shares Issued andOutstanding, respectively              4,470,000              4,885,000
     Common Stock, No Par Value, 250,000,000
        Shares Authorized, 77,183,480, and 37,460,159
        Shares Issued and Outstanding,  respectively           17,175,150             14,651,858
     Restricted Stock
        Common Stock (Related to No Par Value
         above), 1,003,784and 382,568 Shares Issued
        and Outstanding, respectively.                            143,473                191,946
     Additional Paid-In Capital                                 1,703,168              1,092,126
     Accumulated Deficit                                      (27,890,878)           (21,724,813)
                                                         .................... ......................
       Total Stockholders' Equity (Deficit)                    (4,399,087)             (903,883)
                                                         .................... ......................
      Total Liabilities and Stockholders'  Equity (Deficit)   $ 5,446,895            $ 5,674,556
                                                         -------------------- ----------------------

The accompanying notes are an integral part of the financial statements.
-------------------------------------------------------------------------------
                         i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF OPERATIONS


                                 For the Years Ended December 31, 2006 and 2005

                                         For the                For the
                                       Year Ended             Year Ended
                                    December 31, 2006      December 31, 2005
                                ----------------------- ----------------------

Revenue                               $  754,939             $  485,485

Cost of Revenue                          810,999              1,231,389
                                ....................... ......................
Gross Profit (Loss)                      (56,060)              (745,904)

General and Administrative Expenses    5,306,407              7,216,844
                                ....................... ......................
Loss From Operations                  (5,362,467)            (7,962,748)
                                ....................... ......................

Other Income (Expense)
  Interest Income                            942                  4,008
  Interest Expense                      (466,346)               (79,750)
  Gain on Forbearance of Debt             33,675                350,960
  Loss on Disposal of Assets              (5,981)                    -0-
                                ....................... ......................
     Total Other Income (Expense)       (437,710)                 275,218
                                ....................... ......................
Loss Before Cumulative Effect of
   Accounting Change                  (5,800,177)            (7,687,530)
Cumulative Effect of Accouting Change
   On Years Prior to 2005, Net of Income
   Tax of $-0-                                 -0-             (340,117)
                                ....................... ......................
Net Loss                               (5,800,177)            (8,027,647)
Dividends on Preferred Stock             (365,888)              (400,237)
                                ..................... ......................
Net Loss Available to Common
Shareholders                         $ (6,166,065)          $ (8,427,884)
                                ----------------------- ----------------------
Weighted Average Common Shares:
  Basic                                54,637,647             36,779,820
                                 ....................... ......................
Basic Earnings Per Common Share:
   Loss Before Cumulative Effect of
       Accounting Change              $     (.11)            $     (.22)
  Cumulative Effect of Accounting Change    (.00)                  (.01)
                               ....................... ......................
Net Loss                              $     (.11)            $     (.23)
                               ----------------------- ----------------------



The accompanying notes are an integral part of the financial statements.
-------------------------------------------------------------------------------
                                  i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                For the Years Ended December 31, 2006 and 2005



                                                                                                                  Restricted
                                                Preferred       Preferred           Common           Common           Common
                                                   Stock            Stock            Stock         Stock No            Stock
                                                  Shares        Par Value           Shares        Par Value           Shares
                                            ............... ................ ................ ................ ................
                                            ............... ................ ................ ................ ................

                                                                                                 $
Balance, January 1, 2005                           4,175      $ 4,175,000       34,491,402       13,035,158          991,858
   Issuance of Preferred Stock                     1,400        1,375,000              -0-              -0-              -0-
   Conversion of Preferred to Common                (665)        (665,000)         831,250          665,000              -0-
   Exercise of Options and Warrants                  -0-              -0-        1,528,217          646,000              -0-
   Transfer of Restricted Units                      -0-              -0-          609,290          305,700         (609,290)
   Stock Compensation                                -0-              -0-              -0-              -0-              -0-
   Cumulative Effect of Accounting Change            -0-              -0-              -0-              -0-              -0-
   Net Loss for the Year Ended
      December 31, 2005                              -0-              -0-              -0-              -0-              -0-
   Dividends Paid on Preferred Stock                 -0-              -0-              -0-              -0-              -0-
............................................ ............... ................ ................ ................ ................
Balance, December 31, 2005                         4,910       $4,885,000       37,460,159     $ 14,651,858          382,568
   Issuance of Common Stock                                                      7,428,573          276,494              -0-
   Conversion of Preferred to Common                (415)        (415,000)       2,075,000          415,000              -0-
      Conversion of Convertible Debt                 -0-              -0-       14,707,310          425,000              -0-
   Stock Dividend on Preferred Stock                 -0-              -0-        1,663,611          251,239              -0-
     Exercise of Options and Warrants                -0-              -0-        1,959,372           19,475              -0-
   Transfer of Restricted Units                      -0-              -0-        5,878,784          488,473       (5,878,784)
     Stock Compensation                              -0-              -0-              -0-              -0-              -0-
     Stock Issued for Services and Debt              -0-              -0-        6,010,671          647,611        6,500,000
     Net Loss for the Year Ended
      December 31, 2006                              -0-              -0-              -0-              -0-              -0-
     Dividends on Preferred Stock                    -0-              -0-              -0-              -0-              -0-
............................................ ............... ................ ................ ................ ................
Balance, December 31, 2006                          4495        4,470,000       77,183,480       17,175,150        1,003,784
------------------------------------------- --------------- ---------------- ---------------- ---------------- ----------------


The accompanying notes are an integral part of the financial statements.
-------------------------------------------------------------------------------
                                                                        Page5

                                   2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 For the Years Ended December 31, 2006 and 2005




           Restricted        Restricted        Restricted
               Common         Preferred          Preferred       Additional
             Stock No             Stock              Stock           Paid-In        Accumulated
            Par Value            Shares              Value           Capital            Deficit        Total
      .................. ................. .................. ................. .................. .................

            $ 497,646               -0-                -0-           404,100        (13,296,929)        4,814,975
                  -0-               -0-                -0-               -0-                -0-         1,375,000
                  -0-               -0-                -0-               -0-                -0-                -0-
                  -0-               -0-                -0-               -0-                -0-           646,000
            (305,700)               -0-                -0-               -0-                -0-               -0-
                  -0-               -0-                -0-           347,909                -0-           347,909
                  -0-               -0-                -0-           340,117                -0-           340,117

                  -0-               -0-                -0-               -0-         (8,027,647)       (8,027,647)
                  -0-               -0-                -0-               -0-           (400,237)         (400,237)
      .................. ................. .................. ................. .................. .................
      .................. ................. .................. ................. .................. .................
           $  191,946               -0-                -0-        $1,092,126     $  (21,724,813)       $ (903,883)
                  -0-               -0-                -0-           243,506                -0-           520,000
                  -0-               -0-                -0-               -0-                -0-               -0-
                  -0-               -0-                -0-               -0-                -0-           425,000
                  -0-               -0-                -0-               -0-                -0-           251,239
                  -0-               -0-                -0-               -0-                -0-            19,475
             (488,473)              -0-                -0-               -0-                -0-               -0-
                  -0-               -0-                -0-           367,536                -0-           367,536
              440,000               -0-                -0-               -0-                -0-         1,087,611
                                    -0-                -0-               -0-                -0-               -0-
                  -0-               -0-                -0-               -0-         (5,800,177)       (5,800,177)
                  -0-               -0-                -0-               -0-           (365,888)         (365,888)
      .................. ................. .................. ................. .................. .................
           $  143,473               -0-                -0-        $1,703,168      $ (27,890,878)     $ (4,399,087)
      ------------------ ----------------- ------------------ ----------------- ------------------ -----------------

the accompanying notes are an integral part of the financial statements.
-------------------------------------------------------------------------------
                                                                        Page6



                                                                i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
                                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              For the Years Ended December 31, 2006  and 2005



                                                                                            For the              For the
                                                                                         Year Ended           Year Ended
                                                                                  December 31, 2006    December 31, 2005
                                                                                 ..........................................
Cash Flows From Operations
    Net Loss From Continuing Operations                                                $ (5,800,177)        $ (8,027,647)
    Adjustments to Reconcile Net Income to Net
     Cash Provided By Operating Activities
              Bad Debts                                                                         -0-              167,857
              Depreciation and Amortization                                               1,177,751              497,343
              Loss on Disposal of Assets                                                      5,981                  -0-
              Gain on Forbearance of Debt                                                   (33,675)            (350,960)
              Stock Compensation                                                            608,706              311,629
         Cumulative Effect of Accounting Change                                                 -0-              340,117
              (Increase) Decrease In:
                  Accounts Receivable                                                        10,105               (5,413)
                  Inventories                                                               376,763              228,393
                  Prepaid Expenses                                                           25,445               29,575
                  Other Assets                                                               33,700               16,624
              Increase (Decrease) In:
                  Accounts Payable and Accrued Expenses                                   1,210,713            2,609,757
                  Deferred Revenue                                                            56,000             (99,901)
............................................................................................................................
         Net Cash Used In Operating Activities                                           (2,328,688)          (4,282,626)
............................................................................................................................
Cash Flows From Investing Activities
    Equipment Purchases                                                                     (93,397)            (298,175)
    Payments for Patents and Trademarks                                                          -0-             (33,749)
............................................................................................................................
     Net Cash Used In Investing  Activities                                                 (93,397)            (331,924)
............................................................................................................................
Cash Flows From Financing Activities
    Proceeds From Shareholder Loans                                                             -0-              649,500
    Payments of Shareholder Loans                                                               -0-              (74,500)
    Proceeds from Issuance of Convertible Notes                                           3,375,000                  -0-
    Proceeds From Notes Payable                                                             344,000            2,325,000
    Payment of Notes Payable                                                               (438,018)            (119,375)
    Issuance of Common Stock                                                                520,000              546,000
    Issuance of Preferred Stock                                                                 -0-            1,375,000
    Payment for Financing Cost                                                            (759,764)                  -0-
    Dividends Paid                                                                              -0-            (148,999)
       Exercise of Options                                                                   19,475                  -0-
............................................................................................................................
         Net Cash Provided By Financing Activities                                        3,060,693            4,552,626
............................................................................................................................

Increase (Decrease) in Cash                                                                 638,608              (61,924)
Balance, Beginning of Period                                                                169,203              231,127
............................................................................................................................
Balance, End of Period                                                                   $  807,811           $  169,203
---------------------------------------------------------------------------------------------------------------------------


the accompanying notes are an integral part of the financial statements.
-------------------------------------------------------------------------------
                                                                        Page7
                    i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 For the Years Ended December 31, 2006 and 2005


Note 1.  Summary of Significant Accounting Policies

          This summary of significant accounting policies of i2 Telecom International, Inc. and Subsidiary (the "Company") is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

      A.  Nature of  Operations  - The parent  Company was  incorporated under the laws of the State of Washington on October 17, 1988, and the operating subsidiary was incorporated on February 28, 2002. The Company, headquartered in Atlanta, Georgia, is a telecommunications service provider employing next generation Voice over Internet Protocol ("VoIP") technology. The Company has proprietary patent pending technology that allows transmission of VoIP, connection to long distance public-switched telephone network ("PSTN"), and other enhanced communications services through an Internet Access Device ("IAD").

         The Company has targeted specific markets that are connected to the Internet. Customers will be supplied an i2 Telecom "IAD" micro gateway, which will enable them to: 1) make, at no cost other than the initial cost of micro gateway and the subscription fee, unlimited calls to other i2 Telecom subscribers - anywhere in the world using the customer's existing phone (no new or special IP phone required); 2) make long distance calls to people who use a normal telephone line using the i2 Telecom least cost routing network that will provide competitive long distance rates; and 3) use either a broadband (DSL, Cable, etc.) or dial up service.

     B. Basis of Consolidation - The consolidated financial statements include the accounts of SuperCaller Community, Inc., a wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

     C. Revenues - The Company recognizes revenue from sale of its i2 Telecom "IAD" micro gateway at time of shipment. Revenues from per-minute charges and user fees are recognized as incurred by its customers.

     D. For purposes of the statement of cash flows, the Company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents.

     E. Inventories - Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis. Inventory classifications as of December 31, 2006 and 2005 consisted of the following:

                                             2006                 2005
                                -------------------- --------------------
Raw Material                              $   -0-             $187,055
Work in Process                               -0-                  -0-
Finished Goods                            355,900              545,608
                                .................... ....................
                                         $355,900             $732,663
                                -------------------- --------------------

    F. Costs associated with obtaining loans have been capitalized and are being amortized on a straight-line basis over the life of the loan.

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



the accompanying notes are an integral part of the financial statements.
-------------------------------------------------------------------------------
                                                                        Page8

     H. Intangible Assets - The Company has capitalized certain costs related to registering trademarks and patent pending technology. In accordance with SFAS No. 142, intangible assets with an indefinite life are not amortized but are tested for impairment at least annually or whenever changes circumstances indicate that the carrying value may not be recoverable. The Company amortizes intangible assets with a finite life over their respective useful lives on a straight-line basis.

     I. In accordance with SFAS No. 144, the Company reviews its long-lived assets, including property and equipment, goodwill and other identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The Company had no impairment of assets during the years ended December 31, 2006 and 2005.

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

     K.. Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

L. Research and Development Expenses - The Company expenses research and development expenses as incurred. Amounts payable to third parties under product development agreements are recorded at the earlier of the milestone achievement, or when payments become contractually due.

M. Advertising Costs - The Company expenses advertising costs as incurred. For the years ended December 31, 2006 and 2005, $159,321 and $513,078 of advertising costs were expensed, respectively.

N. Earnings(loss) per share - Basic earnings per share represents income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options, warrants and convertible debt. Earnings per common share have been computed based on the following:

                                       2006                 2005
                                -------------------- --------------------
Net Income (Loss)                  $ (5,800,177)        $ (8,027,647)
Less: Preferred Dividends              (365,858)            (400,237)
                                .................... ....................
                                   $ (6,166,065)        $ (8,427,884)
                                -------------------- --------------------
Weighted Average Shares Outstanding  54,637,647           36,779,820
Net Diluted Effect of Stock Options          -0-                  -0-
                                .................... ....................
Diluted Average Shares Outstanding   54,637,647           36,779,820
                                -------------------- --------------------

the accompanying notes are an integral part of the financial statements.
-------------------------------------------------------------------------------
                                                                        Page9

         Options on 52,226,675 shares of common stock were not included in the computing of diluted earnings per share nor were bonds convertible into common shares because their effects were antidilutive.

         The following transactions occurred after December 31, 2006, which, had they taken place during the year ended December 31, 2006, would have changed the number of shares used in the computation of earnings per share: (1) 12,136,849 shares issued to pay off notes and trade payable;
         (2) 1,000,000 shares issued in part of a loan guaranty; (3) 5,263,941 shares issued in lieu of payment of dividends; and (4) 5,888,290 shares issued with exercise of stock options.

    O. New Accounting Pronouncements - In February of 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments. (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of SFAS No. 155 will have on its financial statements, if any.

         In February 2007, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15. 2007. Management is currently evaluating the effect that adoption of this statement will have on the Company's consolidated financial position and results of operations.

         In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109. "Accounting For Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

         In September 2006. the FASB issued SFAS No. 157, "Fair Value Measurements". This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.


the accompanying notes are an integral part of the financial statements.
-------------------------------------------------------------------------------
                                                                        Page10

Note 2.  Property and Equipment

     The major components of property and equipment at December 31, 2006 and 2005 are as follows:

                                             2006                    2005
                                 ---------------------- -----------------------
Network Equipment                       $ 797,438             $   775,571
Office Equipment                          212,086                 162,348
Software                                  733,177                 910,677
Lab Equipment                              40,277                  40,277
Furniture and Fixtures                     43,884                  68,151
                                 ...................... .......................
                                        1,826,862               1,957,024
Less:  Accumulated Depreciation         1,062,436                 750,042
                                 ...................... .......................
Net Property and Equipment             $  764,426             $ 1,206,982
                                 ---------------------- -----------------------

     Depreciation charged to operations was $356,272 and $358,956 for the years ended December 31, 2006 and 2005, respectively.


Note 3. Intangible Assets

    Intangible assets at December 31, 2006 and 2005 consisted of the following:

                                               2006                   2005
                              -------------------------- ----------------------
Patent Pending Technology                 $ 3,190,917            $ 3,190,917
Trademark                                     158,917                158,917
                              .......................... ......................
                                            3,349,834              3,349,834
                              -------------------------- ----------------------

     The Company has filed for several patents that are pending. Therefore, the life is currently indeterminable and the cost of the patents are not amortizable. As of December 31, 2006, the Company has determined there in no impairment of the intangible assets.


Note 4.  Notes Payable

    Notes Payable as of December 31, 2006 and 2005 consisted of the following:

                                                                                           2006            2005
                                                                                  -------------- ---------------
     a. 8% note payable due to an individual previously affiliated with
     SuperCaller. The principal and all accrued interest are due and payable
     upon the Company obtaining certain levels of equity funding                    $  50,000       $  50,000

     b. 6% note payable due to an individual previously affiliated with
     SuperCaller. The principal and all accrued interest are due and payable
     upon the Company obtaining certain levels of equity funding.                      50,000          50,000



The accompanying notes are an integral part of the financial statements.
-------------------------------------------------------------------------------
                                                                        Page11


                                                                                           2006            2005
                                                                                  -------------- ---------------

     c. 8% note payable to a bank. The principal and all accrued interest were due on December 31, 2006. The note was paid off in full during 2006. The
     note was unsecured and guaranteed by an officer of the Company.                        -0-          80,625

     d. 10% note payable due to an individual shareholder of the company payable in monthly installments of $4,000, including interest, through August 31,
     2007 when all outstanding principal and interest is due. The note is
     unsecured and guaranteed by an officer of the Company.                             273,000         250,000

     e. 12% note payable due to a corporation. The principal and all accrued interest were due on September 30, 2005. The note is unsecured and
     guaranteed by an officer of the Company. In March 2007 the maturity date           100,000         100,000
     was extended to June 30, 2007.

     f. 12% note payable due to an corporation.  The principal and all accrued interest were due on March 15, 2007. In January 2007, the note and accrued
     interest was paid off via the issuance of common stock.                            300,000         300,000

     g.  12%  note  payable  to an  officer  &  director  of  the  Company.  The principal and accrued  interest were due on September 15, 2006. The note is unsecured.  In January 2007, the note and accrued interest was paid off via
     the issuance of common stock.                                                       75,000          75,000

     h. 12%  note  payable  due to an  individual.  The  principal  and  accrued interest were due on September 15, 2006. The note is unsecured.  In January
     2007,  the note and  accrued  interest  was  paid off via the  issuance  of
     common stock.                                                                       50,000          50,000

     i. 12%  note  payable  due to an  individual.  The  principal  and  accrued interest were due on September 15, 2006. The note is unsecured.  In January
     2007,  the note and  accrued  interest  was  paid off via the  issuance  of
     common stock.                                                                       50,000          50,000

     j. 12% note payable due to an  individual.  The  principal  and all accrued interest  were  due  on  August  15,  2006.  The  note  was  unsecured  and guaranteed  by an officer of the Company.  The note was paid in full during
     2006.                                                                                  -0-          50,000

     k.  10% note  payable  due to an  corporation.  The  note  requires  weekly payments of $3,000,  including  interest,  until paid in full.  In addition to  weekly  payments,  the note  requires  payments  of  $10,000  for every
     $100,000 of new capital raised. The note is unsecured.                             133,607         200,000

     l. 13% note payable due to a corporation. The principal and all accrued interest are due on March 15, 2007. The note is unsecured. The note was
     paid off in March 2007 (See Note 19)                                             1,000,000       1,000,000

     ml. 13% note payable due to a  corporation.  The  principal and all accrued interest are due on March 15,  2007.  The note is  unsecured.  The note was
     paid off in March 2007 (See Note 19)                                               100,000         100,000

     n. 13% note payable due to a  corporation.  The  principal  and all accrued interest are due on March 15,  2007.  The note is  unsecured.  The note was
     paid off in March 2007 (See Note 19)                                               100,000         100,000

     o. 12%  note  payable  due to an  individual.  The  principal  and  accrued interest were due on September 15, 2006. The note is unsecured.  In January
     2007,  the note and  accrued  interest  was  paid off via the  issuance  of
     common stock.                                                                       50,000          50,000

The accompanying notes are an integral part of the financial statements.
-------------------------------------------------------------------------------
                                                                        Page12


                                                                                           2006            2005
                                                                                  -------------- ---------------
     p. 12% note payable due to an individual. The principal and accrued interest were due on September 15, 2006. The note is unsecured. In January
     2007, the note and accrued interest was paid off via the issuance of
     common stock.                                                                       50,000          50,000

     q. 12% note payable due to a  corporation.  The  principal  and all accrued interest  were due on February 20,  2006.  The note was paid in full in May
     2006.  The note was unsecured.                                                         -0-         175,000

     r. 8%  note  payable  to an  individual.  The  principal  and  all  accrued interest were due on February 18, 2006.  The note is unsecured.  In March,
     2007 the maturity date was extended to June 30, 2007.                               25,000          25,000

     s. 8%  note  payable  to an  individual.  The  principal  and  all  accrued interest were due on February 18, 2006.  The note is unsecured.  In March,
     2007 the maturity date was extended to June 30, 2007.                               25,000          25,000

     t. 12% note  payable  to an  individual.  The  principal  and  all  accrued interest was due on March 15, 2007.  The note is unsecured. In March 2007,
     the maturity date was extended to June 30, 2007.                                   100,000             -0-

     u. 12% note  payable  to an  individual.  The  principal  and  all  accrued interest was due on March 15, 2007.  The note is unsecured. In March 2007,
     the maturity date was extended to June 30, 2007.                                    200,000             -0-

     v.  Non-interest  bearing note payable to a corporation  due on January 31,
     2007.  The note is unsecured.                                                       30,000             -0-
                                                                                  .............. ...............
     Total Long Term Debt                                                             2,761,607       2,780,625
     Less:  Current Portion                                                           2,761,607       2,780,625
                                                                                  .............. ...............
     Long-Term Portion                                                                 $    -0-        $    -0-
                                                                                  -------------- ---------------

     During the year ended December 31, 2005, some of the shareholders loaned the Company $174,500. The loans were repaid prior to March 31, 2005, including reclassifying $100,000 to common stock as part of an exercise of stock options by one of the shareholders.


Note 5.  Convertible Bond

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

The accompanying notes are an integral part of the financial statements.
-------------------------------------------------------------------------------
                                                                        Page13

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


     The Company and its subsidiaries granted Cornell a security interest in certain of its assets pursuant to a Security Agreement dated January 9, 2006 between the Company and Cornell and a Debenture dated January 9, 2006 between i2 Telecom International Limited and Cornell (collectively, the "Security Agreements"). The Company entered into a Pledge and Escrow Agreement with Cornell, dated January 9, 2006 (the "Pledge Agreement") whereby the Company agreed to pledge 100,000,000 shares of its common stock until such time all obligations under the Debentures have been satisfied. In December 2005, pursuant to the Pledge Agreement, the Company delivered to the Escrow Agent stock certificates representing 26,886,667 shares of the Company's common stock with the remaining 73,113,333 shares of common stock delivered in 2007 when the authorized shares of the Company's common stock was increased to 250,000,000 shares. Additionally, certain of the Company's shareholders pledged and delivered to the Escrow Agent stock certificates representing a total of 8,269,751 shares of common stock (the "Stockholder Pledge Shares") pursuant to Pledge Agreements entered into by and among the shareholders, the Company and Cornell dated January 9, 2006 (the "Shareholder Pledge Agreements"). The Stockholder Pledge Shares will be returned to the shareholders when the Company completes delivery of the Company Pledge Shares to the Escrow Agent. The Company paid Yorkville Advisors, LLC a structuring fee of $15,000 and paid a commitment fee equal to 10% of the total purchase price of the Debentures upon the funding of the Debentures. Cornell also received a three-year warrant to purchase 7,150,000 shares of common stock at an exercise price of $0.07 per share (the "Warrant").


     During the year end December 31, 2006, Cornell converted $425,000 of the convertible bonds into 14,707,310 shares of common stock.


     In January 2007, the Company paid off the remaining balance due to Cornell on these bonds.

     On December 9, 2006, the Company closed a financing transaction in which it sold 6% secured convertible debentures (the "Debentures") to raise $2,000,000 pursuant to a Securities Purchase Agreement dated thereof (the "Securities Purchase Agreement"). The Company received $1,625,000 in December 2006 and remaining 375,000 in January 2007


The accompanying notes are an integral part of the financial statements.
-------------------------------------------------------------------------------
                                                                        Page14

     The Debentures mature on May 9, 2007. The Debentures are convertible from time to time into 28,571,429 shares of common stock of the Company at the price of $.07 per share and 28,571,429 warrants exercisable at the price of $.07 per share. In addition The Notes will automatically convert into Common Stock if any of the following events occur: (i) the Shares become registered and freely trading, or (ii) the financial closing by the Company of $10,000,000 or more.

     Convertible bonds at December 31, 2006 and December 31, 2005 consisted of the following:

                                    2006                     2005
                          -------------------------- ----------------------
10% Convertible Bonds           $ 1,325,000              $     -0--
12% Convertible Bonds             1,625,000                    -0-
                          .......................... ......................
                                $ 2,950,000              $     -0-
                          -------------------------- ----------------------

Note 6. Debt Maturities

    Debt maturities in the next five years are as follows:

              2007                                $5,711,607
              2008                                       -0-
              2009                                       -0-
              2010                                       -0-
              2011                                       -0-
                                               ................
                                                $ 5,711,607
                                               ----------------

Note 7.  Certain Related Party Transactions

     Interest expense on notes from related parties for the years ended December 31, 2006 and 2005 was $9,000 and $21,342 respectively.

Note 8.  Income Taxes

     The Company has incurred net operating losses for federal income tax purposes of $5,800,177 and $8,230,701 for the years ended 2006 and 2005 respectively, which it has elected to carry forward, therefore the Company has not recorded any current tax accrual. The Company has total net operating loss carry forwards of $35,332,395 which expire in various years ranging from 2007 to 2026.



The accompanying notes are an integral part of the financial statements.
-------------------------------------------------------------------------------
                                                                        Page15

     Deferred taxes are detailed as follows:

                                                2006                 2005
                                        ------------------ --------------------
Deferred Income Tax Liability
  Amortization of Patents and Trademarks     $ 297,844            $ 222,958
                                         ................. ....................
Deferred Income Tax Assets
  Net Operating Loss Available              12,013,014           10,135,872
  Amortization of R&D Expenses                 329,575              378,407
  Accrued Expenses                             735,024              682,375
                                         ................. ....................
                                            13,077,613           11,196,654
Valuation Allowance                         12,779,769           10,973,696
                                         ................. ....................
Net Deferred Income Tax Asset                  297,844              222,958
                                         ................. ....................
Net Deferred Income Taxes                   $    -0-             $    -0-
                                         ----------------- --------------------


     The valuation allowance is evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer required. Due to the above valuation allowance, the Company has not recorded any assets for deferred taxes as of December 31, 2006 and 2005.

Note 9. Supplemental Cash Flow Disclosures

     Interest received and paid, income taxes paid and non-cash transactions incurred during the years ended December 31, 2006 and 2005 was as follows:

                                                2006               2005
                                        -------------------- ------------------
 Interest Received                         $      942           $  4,008
                                        -------------------- ------------------
 Interest Paid                             $  206,079           $ 12,616
                                        -------------------- ------------------
 Income Taxes                              $    -0-             $  -0-
                                        -------------------- ------------------
 Non-Cash Transactions:
    Payment of Debt via Stock  Payment of  $ 1,087,611          $   -0-
 Dividends via stock                           251,238              -0-
          Conversion of Debt to Stock          460,000         100,000
                                        -------------------- ------------------

Note 10.  Significant Concentrations of Credit Risk

     The Company maintains cash balances at various financial institutions. The balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2006 and 2005, the Company's uninsured cash balance totaled $695,817 and $68,965, respectively.


The accompanying notes are an integral part of the financial statements.
-------------------------------------------------------------------------------
                                                                        Page16

Note 11.  Stock Options and Warrants

     During 2004, the Company's board of directors approved a stock option plan for its officers, directors and certain key employees. Generally, the options vest based on the attainment of certain performance criteria set forth in the option agreements. In additions, the Company has issued stock warrants to key employees, consultants, and certain investors, with expiration dates of one-to-five years. Effective January 1, 2005, the
     Company adopted early application of SFAS No. 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," which was previously used by the Company (See Note 18). Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Under APB 25, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price, the intrinsic value method. Under SFAS 123R, "Accounting for Stock-Based Compensation", the Company recognizes an expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Beginning January 1, 2005, all stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123R and related interpretations. The change to FSAS No. 123 has been accounted for as change in accounting principle and the cumulative effect on prior years has been reflected on the consolidated statement of operations.

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

    The summary of the status of the Company's stock option plan as of December 31, 2006 and 2005 and changes during the periods then ended is as follows:


                                                    2006                            2005
                                        -------------------------------- -----------------------------
                                        --------------- ---------------- --------------- -------------
                                                          Weighted                        Weighted
                                         Number of         Average        Number of       Average
                                          Options/        Exercise         Options/       Exercise
                                          Warrants          Price          Warrants        Price
                                        --------------- ---------------- --------------- -------------

     Outstanding at Beginning of
       Period                             27,784,602            $ .56      22,757,921         $ .67
     Options Granted                       7,546,940            $ .08       4,175,771         $ .53
     Warrants Granted                     25,243,315            $ .08       9,467,015         $ .34
     Exercised                            (5,518,731)           $ .24      (6,337,688)        $ .56
     Forfeited                            (1,959,372)           $ .01      (2,278,417)        $ .55
     .................................. ............... ................ ............... .............
     Outstanding at End of Period         53,096,754            $ .32      27,784,602         $ .57
     ---------------------------------- --------------- ---------------- --------------- -------------
     Options Exercisable at End of
      Period                              52,226,675            $ .16      16,918,676         $ .60
     Weighted-average Fair Value of
     Options Granted During
       the Period                                               $ .06                         $ .32



     As of December 31, 2006, the range of option and warrant exercise prices for outstanding and exercisable options and warrants was $.01 to $1.00 with a weighted average remaining contractual life of 1.84 years.

     During the years ended December 31, 2006 and 2005, total compensation costs recognized in income from stock-based compensation awards was $608,706 and $311,629 respectively

     .
The accompanying notes are an integral part of the financial statements.
-------------------------------------------------------------------------------
                                                                        Page17

Note 12.  Restricted Stock

     On December 31, 2003, the Company amended its 2002 Stock Option Plan to properly administer the granting of Restricted Stock. Under the amended plan, employees are granted restricted stock without cost to the employee. Each restricted share unit awarded to a participant represents an unfunded, unsecured right, which is nontransferable except in the event of death, of the employee to receive one share of common stock, no par value on the date specified in the grant. The restricted share stock granted under the plan vest evenly over three years, with immediate vesting upon termination. Information with respect to restricted share units as of December 31, 2006 and 2005 is as follows:



                                                                           2006                 2005
                                                                     -------------------- -------------------
                                                                                Common              Common
Restricted Stock-Beginning of Year                                             382,568             991,858
Restricted Stock Granted                                                     6,500,000                 -0-
Transfer to Common Stock Due to Lapse of Restrictions                       (5,878,784)           (609,290)
                                                                     .................... ...................
Restricted Stock-End of Year                                                 1,003,784             382,568
                                                                     -------------------- -------------------
Weighted Average Fair Value of Shares                                           $  .14              $  .45
Pre-Tax Compensation Expense Charged to
  Earnings, net of cancellations                                              $392,500                 -0-



Note 13.  Deferred Compensation Plan

      In September 2003, the Company instituted a second salary reduction plan whereas executives of the Company agreed to an additional decrease in salary. Under this plan, the Company will repay the difference between the wages paid immediately prior to the start of the plan and their reduced salary plus 25% of the difference. The deferred amount is due at a time when the company becomes profitable. As of December 31, 2006 and 2005 the amount of deferred compensation accrued was $382,067 and $303,692 respectively.



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

The accompanying notes are an integral part of the financial statements.
-------------------------------------------------------------------------------
                                                                        Page18

Note 15.  Lease Obligations

     The Company leases its office facilities in Roswell, Georgia under an operating lease expiring in September 2008.

     The Company also leases space for its network operations on a month-to-month basis.

     The Company leased its former headquarters in Atlanta, Georgia under an operating lease that expired in September 2006.

     During the year ended December 31, 2006, the Company terminated its lease for its engineering center in Redwood City, California.

Total rents paid during the years ended December 31, 2006 and 2005 were $157,943 and $206,889 .

     Future minimum lease obligations under all operating leases are as follows:

December 31, 2007               $
December 31, 2008               34,380
December 31, 2009                           26,361
December 31, 2010                              -0-
December 31, 2011                              -0-
                                               -0-
                                .....................
                                           $60,741
                                ---------------------



Note 16.  Realization of Assets

    As shown in the accompanying financial statement, the Company incurred a net loss of $5,800,,177 and $8,027,647 during the years ended December 31, 2006 and 2005, respectively, and as of December 31, 2006, the Company's current liabilities exceeded its current assets by $8,541,187 and its total liabilities exceeded its total assets by $4,399,087.

    The factors noted in the preceding paragraph, as well as the uncertain conditions that the Company faces relative to its ongoing debt and equity fund-raising efforts, creates a substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company's success in its ability to obtain needed financing and increase revenues.

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


The accompanying notes are an integral part of the financial statements.
-------------------------------------------------------------------------------
                                                                        Page19

Note 17.  Contingencies

     On June 30, 2003,  the Company filed a demand for  arbitration  against the former majority owner of SuperCaller Community, Inc., a Delaware corporation acquired by the Company in September 2002 ("SuperCaller"), seeking damages in the amount of $452,250, which represents the amount of liabilities exceeding the $400,000 threshold as of September 17, 2002 permitted by the purchase agreement pursuant to which Company acquired SuperCaller.

     On December 22, 2003, former stockholders of SuperCaller, filed a lawsuit against the Company in the United States District Court for the Northern District of California, San Francisco Division. The plaintiffs alleged that i2 Delaware and certain of its affiliates and representatives deceived the plaintiffs into selling SuperCaller to the Company, among other things.

     On March 27, 2006, all federal claims against the Company and related parties in the United States District Court in San Francisco were "dismissed with prejudice" by Judge Vaughn Walker. The claimants had asserted that they had ownership of certain core Intellectual Property of the Company. In addition, the court declined to exercise supplemental jurisdiction over the remaining state law claims which were all "dismissed" as well. Therefore, no loss or liability has been recorded in the Company's financial statements. The claimants have filed for an appeal which is still pending. In the event of a favorable decision by the Appeals Court, the Company will be entitled to recover 800,000 shares of the Company's common stock held in escrow and will be required to issue approximately 1,800,000 shares of common stock to shareholders of record on February 26, 2004, which represents the date of the DDN merger. On that date, approximately 1,800,000 were held from issuance pending the outcome of this litigation.

     The Company had been named a defendant in a lawsuit regarding a disputed amount due for patent preparation and filings. Based on the present status of these litigation matters, management believes this will not ultimately have a material effect on the results of operations, financial position, or cash flows of the Company.

     In January 2007, the Company guaranteed two loans totaling $1,000,000 provided by a bank to two shareholders of the Company. The two shareholders then loaned the money to the Company.


Note 18.  Preferred Stock

     In August 2004, the Company the completed a private placement of 4,500 shares of its preferred stock series D, warrants to purchase 2,812,500 shares of its common stock, and 1,125 additional investment right units(AIRS) for an aggregate purchase price of $4.5 million. The preferred stock calls for quarterly dividends at 7% paid quarterly on a cumulative basis. Dividends not paid on the payable date require interest at a rate of 13% per annum from the payable date to date paid. The shares of preferred stock series D are convertible into an aggregate of 5,625,000 shares of common stock with each share of preferred stock series D being convertible into 1,250 shares of common stock. Each additional investment right unit
     (AIR) is exercisable into one share of preferred stock series D and a warrant to purchase 625 shares of common stock at an exercise price of $1,000 per unit. The warrants issued in the private placement and issuable upon exercise of the additional investment right units are exercisable for a period of three years at a price of $.96 per share.

     During the year ended December 31, 2005, the Company received $575,000 from the exercise of 600 AIRS.

     During the year ended December 31, 2006 and 2005, 415 and 665 shares of the Company's preferred stock were converted into 2,075,000 and 831,250 shares of common stock, respectively.


The accompanying notes are an integral part of the financial statements.
-------------------------------------------------------------------------------
                                                                        Page20

     In July 2005, the Company completed a private placement of 800 shares of its preferred stock series E for $800,000. The preferred stock calls for quarterly dividends at 3% paid quarterly on a cumulative basis. The shares of preferred stock series D are convertible into 2,000,000 shares of common stock at $.40 each and warrants to purchase common stock at $.50 per share for a three year period.

     On September 12, 2005, the Company entered into an agreement for a $1,200,000 Secured Loan Facility with a trust and two individuals. The terms of the agreement called for a repayment of the loan on January 31, 2006 with a 10% annual percentage rate of interest and the issuance of 1,200,000 warrants exercisable at $.50 each for a period of three years. This effectively changed the conversion price of the Series E Convertible Preferred holders warrants of which there were 1,000,000 outstanding and exercisable at $.60 per share to $.50 per share. The warrants were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2).

     On December 9, 2005, the Company entered into an agreement with the holders of Series D and Series E Convertible Preferred Stock ("Series D" and "Series E") of the Company to modify the terms whereby;

     o The exercise price will be fixed at $.20 per share into the common shares of the Company;
     o There will be a mandatory conversion of the shares of Series D and Series E into common shares upon the Company's common shares trading at or above 200% of the exercise price for 20 consecutive trading days;
     o The exercise price of any of the Series D and Series E warrants will be fixed at $.20 per share into the common sharesof the Company;
     o   Any future anti-dilution full-ratchet provisions are eliminated.

     On March 29, 2006, the shareholders approved an amendment to the Certificate of Designations of Rights and Preferences of its Preferred Stock Series D and E in accordance with the above-mentioned agreement.

     Any outstanding dividends owed to the Series D and Series E holders will be converted to common stock at 90% of the average closing bid price of the Company's common stock for the 20 consecutive trading days immediately prior to the applicable dividend date for the dividend periods of the Company's second, third and fourth quarters.

     On March 26, 2007, the Company entered into an agreement with the holders of Series D and Series E Convertible Preferred Stock ("Series D" and "Series E") of the Company to modify the terms whereby the dividends due for year ended December 31, 2006 may be paid in shares of common stock and the amount of dividends due is based on a 9% annual percentage rate.

     Any outstanding dividends owed to the Series D and Series E holders will be converted to common stock at 90% of the average closing bid price of the Company's common stock for the 20 consecutive trading days immediately prior to the applicable dividend date for the dividend periods of the Company's first, second, third and fourth quarters

     On March 26, 2007, the shareholders approved the issuance of 5,263,941 shares of common stock in satisfaction of dividends due on its Series D and E Convertible Preferred Stock in accordance with the above-mentioned agreement.

     During the years ended December 31, 2006 and 2005 the Company accrued dividends of $374,068 and $400,237. As of December 31, 2006, the company has unpaid dividends of $374,068.


The accompanying notes are an integral part of the financial statements.
-------------------------------------------------------------------------------
                                                                        Page21

Note 19.  Subsequent Events

     In January 4, 2007, the Company closed a financing transaction with one board member and an individual investor, (the "Loan Guarantors") whereby the Loan Guarantors advanced the Company $1,000,000 less transaction costs (the "Advance") pursuant to a $1,000,000 one-year term loan entered into by them with University Bank (the "Lender") at 8.25% interest (the "Loan"). In consideration for the Advance, the Company agreed to pay the Lender monthly interest and principal when due and pay the Loan Guarantors (i) 1,000,000 shares of the Company's restricted common stock, as payment for the first three months of Loan exposure (the "Stock Consideration") and (ii) an additional 1,000,000 shares of the Company's restricted common stock as payment if the Loan exposure lasts past the three month as additional Stock Consideration. The Stock Consideration will have "Piggyback" Registration Rights which will require the Company to register the Stock Consideration shares in the Company's next registration statement. The Company agreed to issue an additional 3,000,000 shares of the Company's common stock to the Loan Guarantors if the Loan is not repaid or the Loan Guarantors are not relieved of the Loan liability within six months from the closing. The Company further agreed to secure the principal amount of $1,000,000 in favor of the Lender in a second secured position behind existing creditors who previously loaned the Company $1.2 million.

     On January 15, 2007, the Company issued 5,045,856 shares of its common stock lieu of principal and interest due on various loans totaling $504,576

     On March 5, 2007, the Company repaid in full loans totaling $1.2 million. The loans were originally issued with an aggregate total principal amount of $1,200,000. Pursuant to the agreement between the parties, the Company delivered a payment of approximately $1.289 million to the Lenders, which included a loan extension fee and all accrued interest and principal. The debt was not convertible into common stock, and the Lenders' 5.2 million warrants exercisable at an average of $0.125 each were exercised on a "cashless basis" into approximately 2.8 million shares of common stock of the Company as part of the debt retirement agreement.


     On February 28, 2007, the Company closed a financing transaction with 41 accredited investors in which it sold $2,000,000 of 6% Senior Subordinated Secured Convertible Notes convertible into 16,666,666 shares of the Company's common stock priced at $.12 each, and 8,333,333 Warrants, priced at $.12 each. For every two shares of common stock to be issued, the investor(s) received one warrant which is exercisable into the Company's common stock at 100% of the Issue Price. These warrants mature three years from the Closing Date. The Notes will automatically convert into the Company's common stock if any of the following events occur: (i) the Shares become registered and freely trading, or (ii) the financial closing by the Company of $10,000,000 or more. The Notes shall be secured by all assets of the Company and its subsidiaries, however, subordinate to a $1,200,000 senior loan, $1,000,000 secure loan and pari-passu with $2,000,000 of convertible notes. All future debt securities issued by the Company will be subordinate in right of payment to the Notes; provided, however, that the Company may raise up to $1.0 million of senior indebtedness that ranks pari passu with the Notes in the future.




The accompanying notes are an integral part of the financial statements.
-------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                I2 TELECOM INTERNATIONAL, INC.

                                                By: s/ Paul R. Arena
                                                    --------------------------
                                                    Paul R. Arena
                                                    Chairman of the Board and
                                                    Chief Executive Officer

                                                    Date: April 2, 2007

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.






Name                                  Title                         Date
-----                                 -----                        -------
/s/ Paul R. Arena         Chairman of the Board and Chief       April 2, 2007
_________________         Executive Officer (Principal Executive
Paul R. Arena             Officer) and (Principal Financial Officer)

/s/ James R. Rose         Director and Chief Technical Officer  April 2, 2007
_________________
James R. Rose

/s/ Audrey L. Braswell    Director                               April 2, 2007
______________________
Audrey L. Braswell


/s/ D.Christer Bylander   Director                               April 2, 2007
______________________
D.Christer Bylander

                                  EXHIBIT LIST

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








Exhibit
  No.                            Exhibit                                               Method of Filing
-------                          -------                                               ----------------
  2.1       Agreement and Plan of Merger dated as of January 30,      Incorporated by reference to Exhibit 2.1 to the
            2004, among the Company, DDN Acquisition Corporation      Company's Current Report on Form 8-K filed on
            and i2 Telecom Communications, Inc. (The schedules to     February 2, 2004.
            the Agreement and Plan of Merger have been omitted
            from this Report pursuant to Item 601(b)(2) of
            Regulation S-B, and the Company agrees to furnish
            copies of such omitted schedules supplementally to the
            Securities and Exchange Commission upon request.).

  2.2       Asset Purchase Agreement dated as of January 30, 2004,   Incorporated by reference to Exhibit 2.2 to the
            between the Company and InTransit Media, Inc.            Company's Current Report on Form 8-K filed on
                                                                     February 2, 2004.

  2.3       First Amendment to Asset Purchase Agreement, dated       Incorporated by reference to Exhibit 2.3 to the
            February 26, 2004, between the Company and InTransit     Company's Current Report on Form 8-K filed on March
            Media, Inc.                                              12, 2004.

  2.4       Securities Purchase Agreement dated as of August 11,     Incorporated by reference to Exhibit 2.1 to the
            2004, among the Company and each of the buyers           Company's Current Report on Form 8-K filed
            signatory thereto. (The schedules to the Securities      August 13,2004.
            Purchase Agreement have been omitted from this Report
            pursuant to Item 601(b)(2) of Regulation S-B, and the
            Company agrees to furnish copies of such omitted
            schedules supplementally to the Securities and
            Exchange Commission upon request.).

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

  3.2       Bylaws, as amended.                                       Incorporated by reference to Exhibit 3.1 to the
                                                                      Company's Annual Report on Form 10-KSB for the year
                                                                      ended December 31, 2003.

  3.3       Certificate of Designations of Rights and Preferences     Incorporated by reference to Exhibit 3.1 to the
            of Preferred Stock Series D of i2 Telecom                 Company's Current Report on Form 8-K filed August 13,
            International, Inc.                                       2004.

  3.4       Amendment to the Company's Articles of Incorporation      Incorporated by reference to Exhibit 3.1 to the
            failed June 3, 2004.                                      Company's Quarterly Report on Form 10-QSB for the
                                                                      quarter ended June 30, 2004.

  3.5       Amendment to the Company's Articles of Incorporation      Incorporated by reference to Exhibit 3.2 to the
            filed August 10, 2004.                                    Company's Quarterly Report on Form 10-QSB for the
                                                                      quarter ended June 30, 2004.
  3.6       Certificate of Designations for Series E                  Incorporated by reference to Exhibit 3.1 to
            Preferred Stock.                                          the Company's Current Report on Form 8-K
                                                                      filed November 22, 2005.
  3.7       Amendment to the Company's Articles of Incorporation      Incorporated by reference to Exhibit 3.1.8 to the
            filed April 17, 2006.                                     Company's Quarterly Report on Form 10-QSB for the
                                                                      quarter ended March 31, 2007.
  4.1       Form of Warrant issued by the Company to each buyer in    Incorporated by reference to Exhibit 4.1 to the
            Connection with the 2004 Private Placement.               Company's Current Report on Form 8-K filed August 13,
                                                                      2004.

  4.2       Form of Additional Investment Right issued by the         Incorporated by reference to Exhibit 4.2 to the
            Company to each buyer in connection with the 2004         Company's Current Report on Form 8-K filed August 13,
            Private Placement.                                        2004.

  4.3       Registration Rights Agreement among the Company and       Incorporated by reference to Exhibit 4.3 to the
            the buyers signatory thereto entered into in              Company's Current Report on Form 8-K filed August 13,
            connection with the 2004 Private Placement.               2004.



  4.4       Form of Warrant issued by i2 Telecom International,       Incorporated by reference to Exhibit 4.4 to the
            Inc., a Delaware corporation, and converted in the        Company's Registration Statement on Form SB-2 (No.
            Merger, exercisable until February 27, 2007, at an        333-119254).
            exercise price of $0.9031.
  4.5       Warrant dated April 19, 2005 to purchase 52,083 shares    Incorporated by reference to Exhibit 4.1 to the
            of Common Stock granted to Midsouth Investor Fund, LP.    Company's Current Report on Form 8-K filed April 25,
                                                                      2005.
  4.6       Registration Rights Agreement dated as of April 19,       Incorporated by reference to Exhibit 4.2 to the
            2005 between the Company and Midsouth Investor Fund, LP.  Company's Current Report on Form 8-K filed April 25,
                                                                      2005.
  4.7       Warrant dated April 25, 2005 to purchase 156,249 shares   Incorporated by reference to Exhibit 4.3 to the
            of Common Stock granted to Vestal Venture Capital.        Company's Current Report on Form 8-K filed April 25,
                                                                      2005.
  4.8       Registration Rights Agreement dated as of April 25,       Incorporated by reference to Exhibit 4.4 to the
            2005 between the Company and Vestal Venture Capital.      Company's Current Report on Form 8-K filed April 25,
                                                                      2005.
  4.9       Warrant dated June 28, 2005 to purchase 26,042 shares     Incorporated by reference to Exhibit 4.1 to the
            of the Company's common stock granted to Hubert G.        Company's Current Report on Form 8-K filed July 5, 2005.
            Phipps.
 4.10       Registration Rights Agreement dated as of June 28, 2005   Incorporated by reference to Exhibit 4.2 to the
            between the Company and Hubert G. Phipps.                 Company's Current Report on Form 8-K filed July 5, 2005.
 4.11       Warrant dated July 7, 2005 to purchase 39,062 shares of   Incorporated by reference to Exhibit 4.1 to the
            the Company's common stock granted to Paul R. Arena.      Company's Current Report on Form 8-K filed July 12,
                                                                      2005.
 4.12       Registration Rights Agreement dated as of July 7, 2005    Incorporated by reference to Exhibit 4.2 to the
            between the Company and Paul R. Arena.                    Company's Current Report on Form 8-K filed July 12,
                                                                      2005.
 4.13       Stock Option Agreement dated July 6, 2005 to purchase     Incorporated by reference to Exhibit 4.3 to the
            85,714 shares of the Company's common stock granted to    Company's Current Report on Form 8-K filed July 12,
            James Rose.                                               2005.
 4.14       Stock Option Agreement dated July 7, 2005 to purchase     Incorporated by reference to Exhibit 4.4 to the
            168,000 shares of the Company's common stock granted to   Company's Current Report on Form 8-K filed July 12,
            James Rose.                                               2005.
 4.15       Warrant dated August 30, 2005 to purchase 25,000 shares   Incorporated by reference to Exhibit 4.1 to the
            of the Company's common stock granted to Aubrey L.        Company's Current Report on Form 8-K filed September 6,
            Braswell.                                                 2005.
 4.16       Registration Rights Agreement dated September 7, 2005     Incorporated by reference to Exhibit 99.1 to the
            among the Company, Troon & Co., Gregory P. McGraw and     Company's Current Report on Form 8-K filed September
            Jordan E. Glazov.                                         13, 2005.
 4.17       Stock Option Agreement dated as of September 12, 2005     Incorporated by reference to Exhibit 99.7 to the
            between the Company and Louis Libin.                      Company's Current Report on Form 8-K filed September
                                                                      14, 2005.
 4.18       Stock Option Agreement dated as of September 12, 2005     Incorporated by reference to Exhibit 99.10 to the
            between the Company and Aubrey L. Braswell.               Company's Current Report on Form 8-K filed September
                                                                      14, 2005.
 4.19       Form of Warrant dated July 12, 2005 by and amongst the    Incorporated by reference to Exhibit 4.1 to the
            Company and the purchasers of the Company's Series E      Company's Current Report on Form 8-K filed November 22,
            Preferred Stock.                                          2005.
 4.20       Warrant dated November 3, 2005 by and between the         Incorporated by reference to Exhibit 4.1 to the
            Company and Braswell Enterprises, LP.                     Company's Current Report on Form 8-K filed December 07,
                                                                      2005.
 4.21       Warrant dated November 18, 2005 by and between the        Incorporated by reference to Exhibit 4.2 to the
            Company and Mena Investment.                              Company's Current Report on Form 8-K filed December 07,
                                                                      2005.
 4.22       Warrant dated November 18, 2005 by and between the        Incorporated by reference to Exhibit 4.3 to the
            Company and Dr. Angela Ranzini.                           Company's Current Report on Form 8-K filed December 07,
                                                                      2005.
 4.23       Warrant dated November 23, 2005 by and between the        Incorporated by reference to Exhibit 4.4 to the
            Company and Vestal Venture Capital.                       Company's Current Report on Form 8-K filed December 07,
                                                                      2005.
 4.24       Registration Rights Agreement dated November 3, 2005 by   Incorporated by reference to Exhibit 10.5 to the
            and between the Company and Braswell Enterprises, LP.     Company's Current Report on Form 8-K filed December 07,
                                                                      2005.
 4.25       Registration Rights Agreement dated November 18, 2005     Incorporated by reference to Exhibit 10.6 to the
            by and between the Company and Dr. Angela Ranzini.        Company's Current Report on Form 8-K filed December 07,
            b                                                         2005.
 4.26       Registration Rights Agreement dated November 18, 2005     Incorporated by reference to Exhibit 10.7 to the
            by and between the Company and Mena Investment.           Company's Current Report on Form 8-K filed December 07,
                                                                      2005.
 4.27       Registration Rights Agreement dated November 23, 2005     Incorporated by reference to Exhibit 10.8 to the
            by and between the Company and Vestal Venture Capital.    Company's Current Report on Form 8-K filed December 07,
                                                                      2005.
 4.28       Warrant, dated as of January 9, 2006, between the         Incorporated by reference to Exhibit 10.4 to the
            Company and Cornell Capital Partners, LP.                 Company's Current Report on Form 8-K filed January 12,
                                                                      2006.
 4.29       Investor Registration Rights Agreement, dated as of       Incorporated by reference to Exhibit 10.5 to the
            January 9, 2006, between the Company and Cornell          Company's Current Report on Form 8-K filed January 12,
            Capital Partners, LP.                                     2006.
 4.30       Warrant dated January 30, 2006 by and between the         Incorporated by reference to Exhibit 4.35 to the
            Company and Richardson & Patel, LLP.                      Company's Annual Report on Form 10-KSB filed April 4,
                                                                      2006.
 4.31       Warrant dated January 30, 2006 by and between the         Incorporated by reference to Exhibit 4.36 to the
            Company and Peter Hogan.                                  Company's Annual Report on Form 10-KSB filed April 4,
                                                                      2006.
 4.32       Warrant Agreement dated March 11, 2003, granted to        Incorporated by reference to Exhibit 10.22 to the
            Robert F. Hussey to purchase 65,000 shares of the         Company's Quarterly Report on Form 10-QSB for the
            Company's common stock.                                   quarter ended March 31, 2004.
 4.33       Warrant dated February 28, 2006 between the Company and   Incorporated by reference to Exhibit 4.38 to the
            Phillip Rapp, Jr.                                         Company's Annual Report on Form 10-KSB filed April 4,
                                                                      2006.
 4.34       Warrant dated March 17, 2006 between the Company and      Incorporated by reference to Exhibit 21 to the
            Phillip Rapp, Jr.                                         Company's Annual Report on Form 10-KSB filed April 4,
                                                                      2006.
 4.35       Form of Warrant dated December 29, 2006 for $2 million    Incorporated by reference to Exhibit 10.1 to the
            financing                                                 Company's Current Report on Form 8-K filed January 5,
                                                                      2007.
 4.36       Form of Registration Rights Agreement dated December      Incorporated by reference to Exhibit 10.2 to the
            29, 2006 for $2 million financing                         Company's Current Report on Form 8-K filed January 5,
                                                                      2007.
 4.37       Form of Registration Rights Agreement dated February      Incorporated by reference to Exhibit 10.1 to the
            28, 2007 for $2 million financing                         Company's Current Report on Form 8-K filed March 1,
                                                                      2007.
 4.38       Form of Warrant dated February 28, 2007 for $2 million    Incorporated by reference to Exhibit 10.2 to the
            Financing                                                 Company's Current Report on Form 8-K filed March 1,
                                                                      2007.

 10.1       Employment Agreement between Paul R. Arena and i2         Incorporated by reference to Exhibit 10.2 to the
            Telecom International, Inc., a Delaware corporation,      Company's Quarterly Report on Form 10-QSB for the
            dated June 1, 2002. Represents an executive               Quarter ended March 31, 2004.
            compensation plan or arrangement.

 10.2      Form of Lock-up Agreement entered into in connection        Incorporated by reference to Exhibit 99.1 to the
           with the 2004 Private Placement.                            Company's Current Report on Form 8-K filed August 13,
                                                                       2004.

 10.3      Form of Conversion Agreement dated as of April 6, 2004      Incorporated by reference to Exhibit 10.1 to the
           between the Company and each holder of the Company's        Company's Quarterly Report on Form 10-QSB for the
           Preferred Stock Series A-1.                                 quarter ended June 30, 2004.

 10.4      Non-Negotiable Promissory Note dated May 14, 2004 made      Incorporated by reference to Exhibit 10.2 to the
           by the Company in favor of Vestal Venture Capital in        Company's Quarterly Report on Form 10-QSB for the
           principal amount of $500,000.00.                            quarter ended June 30, 2004.

 10.5      Non-Negotiable Promissory Note dated June 7, 2004 made      Incorporated by reference to Exhibit 10.3 to the
           by the Company in favor of Vestal Venture Capital in        Company's Quarterly Report on Form 10-QSB for the
           principal amount of $185,000.00.                            quarter ended June 30, 2004.

 10.6      Non-Negotiable Promissory Note dated June 8, 2004 made      Incorporated by reference to Exhibit 10.4 to the
           by the Company in favor of Midsouth Investor Fund, LP       Company's Quarterly Report on Form 10-QSB for the
           in principal amount of $300,000.00.                         quarter ended June 30, 2004.



 10.7       Form of Acknowledgement and Agreement dated July 6,       Incorporated by reference to Exhibit 10.5 to the
            2004 between the Company and each former holder of the    Company's Quarterly Report on Form 10-QSB for the
            Company's Preferred Stock Series A-1 and Preferred        Quarter ended June 30, 2004.
            Stock Series A-2.

 10.8       Amendment to Employment Agreement between i2 Telecom      Incorporated by reference to Exhibit 99.2 to the
            International, Inc., a Delaware corporation, and Paul     Company's Current Report on Form 8-K filed September 9,
            Arena dated August 24, 2004. Represents an executive      2004.
            compensation plan or arrangement.

 10.9       Settlement Agreement dated February 24, 2005, between     Incorporated by reference to Exhibit 99.1 to the
            the Company and Anthony F. Zalenski.                      Company's Current Report on Form 8-K filed on March 2,
                                                                      2005.
 10.10      I2 Telecom International, Inc. 2004 Stock Incentive       Incorporated by reference to Appendix C to the Company's
            Plan.                                                     Schedule 14A Proxy Statement filed May 10, 2004.
 10.11      Promissory Note dated April 7, 2005 issued by the         Incorporated by reference to Exhibit 99.1 to the
            Company in favor of Hubert G. Phipps in principal         Company's Current Report on Form 8-K filed on April 12,
            amount of $250,000.                                       2005.
 10.12      Employment Agreement dated as of April 6, 2005, between   Incorporated by reference to Exhibit 99.1 to the
            the Company and James Rose.                               Company's Current Report on Form 8-K filed on April 11,
                                                                      2005.
 10.13      Promissory Note dated April 19, 2005 issued by the        Incorporated by reference to Exhibit 99.1 to the
            Company in favor of Midsouth Investor Fund, LP in         Company's Current Report on Form 8-K filed April 25,
            principal amount of $100,000.                             2005.
 10.14      Form of Securities Purchase Agreement dated July 12,      Incorporated by reference to Exhibit 10.1 to the
            2005 by and amongst the Registrant and the purchasers     Company's Current Report on Form 8-K filed November 22,
            of the Registrant's Series E Preferred Stock.             2005.
 10.15      Form of Registration Rights Agreement dated July 12,      Incorporated by reference to Exhibit 10.2 to the
            2005 by and amongst the Registrant and the purchasers     Company's Current Report on Form 8-K filed November 22,
            of the Registrant's Series E Preferred Stock.             2005.
 10.16      Promissory Note dated November 18, 2005 by and between    Incorporated by reference to Exhibit 10.2 to the
            the Company and Dr. Angela Ranzini.                       Company's Current Report on Form 8-K filed December 7,
                                                                      2005.
 10.17      Promissory Note dated November 18, 2005 by and between    Incorporated by reference to Exhibit 10.3 to the
            the Company and Mena Investment.                          Company's Current Report on Form 8-K filed December 7,
                                                                      2005.
 10.18      Promissory Note dated November 23, 2005 by and between    Incorporated by reference to Exhibit 10.4 to the
            the Company and Vestal Venture Capital.                   Company's Current Report on Form 8-K filed December 7,
                                                                      2005.
 10.19      Guaranty dated November 23, 2005 by and between Paul      Incorporated by reference to Exhibit 10.9 to the
            Arena and Vestal Venture Capital.                         Company's Current Report on Form 8-K filed December 7,
                                                                      2005.
 10.20      Letter Agreement dated February 16, 2006.                 Incorporated by reference to Exhibit 10.51 to the
                                                                      Company's Annual Report on Form 10-KSB filed April 4,
                                                                      2006.
 10.21      Promissory Note dated February 28, 2006 between the       Incorporated by reference to Exhibit 10.52 to the
            Company and Phillip Rapp, Jr.                             Company's Annual Report on Form 10-KSB filed April 4,
                                                                      2006.
 10.22      Promissory Note dated March 17, 2006 between the          Incorporated by reference to Exhibit 10.53 to the
            Company and Phillip Rapp, Jr.                             Company's Annual Report on Form 10-KSB filed April 4,
                                                                      2006.
 10.23      Form of Modification Agreement between the Company and    Incorporated by reference to Exhibit 49 to the
            the Series D Preferred Shareholders.                      Company's Annual Report on Form 10-KSB filed April 4,
                                                                      2006.
 10.24      Form of Modification Agreement between the Company and    Incorporated by reference to Exhibit 50 to the
            the Series E Preferred Shareholders.                      Company's Annual Report on Form 10-KSB filed April 4,
                                                                      2006.
 10.25      Form of Term Loan Agreement dated December 29, 2006 for   Incorporated by reference to Exhibit 10.3 to the
            $2 million financing                                      Company's Current Report on Form 8-K filed January 5,
                                                                      2007.
 10.26      Form of Note Purchase Agreement dated December 29, 2006   Incorporated by reference to Exhibit 10.4 to the
            For $2 million financing                                  Company's Current Report on Form 8-K filed January 5,
                                                                      2007.
 10.27      Form of Promissory Note Agreement dated December 29,      Incorporated by reference to Exhibit 10.5 to the
            2006 for $2 million financing                             Company's Current Report on Form 8-K filed January 5,
                                                                      2007.
 10.28      Form of Loan Repayment Agreement dated December 29,       Incorporated by reference to Exhibit 10.6 to the
            2006 for $2 million financing                             Company's Current Report on Form 8-K filed January 5,
                                                                      2007.
 10.29      Form of Loan Guaranty dated December 29, 2006 for $2      Incorporated by reference to Exhibit 10.7 to the
            Fillion financing                                         Company's Current Report on Form 8-K filed January 5,
                                                                      2007.
 10.30      Form of Note Purchase Agreement dated February 28, 2007   Incorporated by reference to Exhibit 10.3 to the
            For $2 million financing                                  Company's Current Report on Form 8-K filed March 1,
                                                                      2007.
  14        Code of Ethics and Conduct.                               Incorporated by reference to Exhibit 14 to the
                                                                      Company's Annual Report on Form 10-KSB filed April 4,
                                                                      2006.

  21        Subsidiaries of the Company.                              Incorporated by reference to Exhibit 21 to the
                                                                      Company's Annual Report on Form 10-KSB filed April 4,
                                                                      2006.


 23.1       Consent of Freedman & Goldberg, Certified Public          Filed herewith.
            Accountants.

 31.1       Rule 13a-14(a)/15d-14(a) Certification of the Company's   Filed herewith.
            Chief Executive Officer and Chief Financial Officer.

 32.1       Section 1350 Certification of the Company's Chief         Filed herewith.
            Executive Officer and Principal Financial Officer.

                               FREEDMAN & GOLDBERG

                          CERTIFIED PUBLIC ACCOUNTANTS

                           A PROFESSIONAL CORPORATION

]


                                                     TRI-ATRIA

                                       31150 NORTHWESTERN HIGHWAY, SUITE 200

ERIC W. FREEDMAN                          FARMINGTON HILLS, MICHIGAN 48334
MICHAEL GOLDBERG
DAVID C. GREIP                                     (248) 626-2400
JULIE A. CHEEK
WILLIAM A. MARSHALL                             FAX: (248) 626-4298
AMY S. JACKNOW
GLORIA MOORE

CONSENT OF INDEPENDENT AUDITORS

CONSENT OF INDEPENDENT AUDITORS

     We consent to the use in this Registration Statement of i2 Telecom International, Inc. on Form 10K of our report dated March 29, 2007 for i2 Telecom International, Inc for the years ended December 31, 2006 and 2005, which is a part of this Registration Statement.


/s/ Freedman & Goldberg, CPAs, PC

Farmington Hills, MI
April 2, 2007

                                                                  EXHIBIT 31.1

           Certification Required by Rule 13a-14(a) or Rule 15d-14(a)

I, Paul R. Arena, certify that:

     1. I have reviewed this Annual Report on Form 10-KSB for the year ended December 31, 2005 of i2 Telecom International, Inc., a Washington corporation;

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

     4. The small business issuer's other certifying officer(s) and I are responsible for establishing 4 and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) small business issuer and have:

          a Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

      5 The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


    /s/ Paul R. Arena
By: _________________
    Paul R. Arena
    Chief Executive Officer, Principal
    Financial Officer and
    Chairman of the Board
    April 2, 2007

                                                                 EXHIBIT 32.1

                   Certification Pursuant to 18 U.S.C. Section
           As Adopted to Section 906 of the Sarbanes-Oxley Act of 2002

I, Paul R. Arena, Chairman of the Board, Chief Executive Officer and Principal Financial Officer of i2 Telecom International, Inc. (the "Company"), do hereby certify in accordance with 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

      . The Annual Report on Form 10-KSB of the Company for the year ended December 31, 2005 (the 1 "Periodic Report") fully complies with the requirements of section 13(a) or 15(d) of the
         Securities Exchange Act of 1934 (15 U.S.C. ss.ss.78m or 78o(d)); and

     2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 2, 2007


    /s/ Paul R. Arena
By: __________________
    Paul R. Arena
    Chief Executive Officer, Principal
    Financial Officer and
    Chairman of the Board