Form 10QSB
period 2007-03-31
I2 TELECOM INTERNATIONAL INC
filed 2007-05-17
CIK 949371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007.

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________

Commission file number: 0-27704

i2 Telecom International, Inc.

(Exact Name of Small Business Issuer as Specified in its Charter)

Washington	91-1426372
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

5070 Old Ellis Pointe

Suite 110

Roswell, GA 30076	(404) 567-4750
(Address of Principal Executive Offices)	(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No ☐

As of May 14, 2007, the registrant had 100,926,674 shares of common stock outstanding.

INDEX

Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis or Plan	17
of Operation

Item 3.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and	23
Use of Proceeds

Item 3.	Default Upon Senior Securities	26

Item 6.	Exhibits	27

SIGNATURE PAGE	28

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	March 31,2007	December 31, 2006
Current Assets
Cash	$6,310	$807,811
Accounts Receivable, net of Allowance for Doubtful Accounts of $-0- and $-0-, respectively	71,154	59,822
Inventories	299,670	355,900
Prepaid Expenses and Other Current Assets	141,890	81,862
Total Current Assets	519,024	1,304,795

Property and Equipment, Net	683,638	764,426

Other Assets
Intangible Assets Deposits	3,349,834 34,840	3,349,834 27,840
Total Other Assets	3,384,674	3,377,674

Total Assets	$4,587,336	$5,446,895

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	March 31,2007	December 31, 2006
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,598,417	$4,078,375
Deferred Revenue	56,000	56,000
Convertible Bonds	4,000,000	2,950,000
Notes Payable-Current	1,906,375	2,761,607
Total Current Liabilities	8,560,792	9,845,982

Shareholders’ Equity (Deficit) Preferred Stock, No Par Value, 5,000,000 Shares Authorized, 4,370 Shares and 4,495 Shares Issued and Outstanding, respectively	4,370,000	4,470,000
Common Stock, No Par Value, 250,000,000 Shares Authorized, 100,926,674 Shares and 77,183,480 Shares Issued and Outstanding, respectively	19,666,701	17,175,150
Restricted Common Stock (related to No Par Value above), 187,500 Shares and 1,003,784 respectively	7,500	143,473
Additional Paid-In Capital	1,935,518	1,703,168
Accumulated Deficit	(29,953,175)	(27,890,878)
Total Shareholders’ Equity (Deficit)	(3,973,456)	(4,399,087)

Total Liabilities and Shareholders’ Equity (Deficit)	$4,587,336	$5,446,895

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2007	The Three Months Ended March 31, 2006
Revenue	$180,113	$140,003

Cost of Revenue	115,051	71,017

Gross Profit (Loss)	65,062	For 68,986

General and Administrative Expenses	1,956,648	1,369,290

Loss From Operations	(1,891,586)	(1,300,304)

Other Income (Expense)
Interest Income	0	942
Interest Expense	(95,567)	(51,777)
Gain on Forbearance of Debt	55,061	0
Total Other Income (Expense)	(40,506)	(50,835)

Net Income (Loss)	$(1,932,092)	$(1,351,139)
Dividends on Preferred Stock	(130,205)	79,674
Net Loss Available to Common Shareholders	$(2,062,297)	$(1,430,813)

Weighted Average Common Shares: Basic	88,351,045	38,397,923
Basic Earnings Per Common Share:	$(.02)	$(.04)

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006
Cash Flows From Operations:
Net Loss	$(1,932,092)	$(1,351,139)
Adjustments to Reconcile Net Income to cash
Depreciation and amortization	89,966	97,564
Stock compensation	592,171	92,917
Amortization of loan fees	180,833	0
(Increase) Decrease in:
Accounts receivable	(11,332)	51,195
Inventories	56,230	8,193
Prepaid Expenses	(81,461)	(555,822)
Other Assets	(7,000)	(22,000)
Increase (Decrease) In:
Accounts Payable and Accrued Expenses	(752,085)	249,349
Deferred Revenue	0	0
Net Cash Used In Operating Activities	(1,864,771)	(1,429,743)

Cash Flows From Investing Activities:
Equipment Purchases	(9,178)	0
Payments for Patents and Trademarks	0	(3,365)
Net Cash Used In Investing Activities	(9,178)	(33,123)

Cash Flows From Financing Activities:
Payments of Convertible Bonds	(1,325,000)	0
Proceeds from Issuance of Convertible Bonds	2,375,000	600,000
Proceeds From Notes Payable	1,000,000	321,000
Payment of Notes Payable	(1,380,232)	(135,263)
Issuance of Common Stock	0	531,741
Proceeds from redemption of options	402,680	0
Net Cash Provided By Financing Activities	1,072,448	1,317,477

Increase (Decrease) in Cash	(801,501)	(145,389)
Balance, Beginning of Period	807,811	169,203
Balance, End of Period	$6,310	$23,814

UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLOCIES

Item 1. Description of the Business

Background of the Company

Nature of Business

i2 Telecom International. Inc., a Washington corporation, (“i2Telecom (WA)”) or the “Company”) through its subsidiary, i2 Telecom International, Inc. a Delaware corporation, (“i2Telecom (DE)”)provides low-cost telecommunications services employing next-generation Voice over Internet Protocol (“VoIP”) technology. These operations are based in Atlanta, Georgia. Through i2Telecom (DE), the Company controls its own proprietary technology and outsources the majority of its production and service functions with strategic partners. The Company, through i2Telecom (DE), provides the VoiceStick®, micro gateway adapters (InternetTalker®), VoIP long distance and other enhanced communication services to subscribers. The Company’s proprietary technology platform is built to the Session Initiation Protocol (“SIP”) standard. The Company’s revenue model now includes revenue from the sale of the VoiceStick® and other integrated access devices (“IADs”) along with recurring monthly subscriptions and call minute termination. The Company, a Washington corporation formerly known as Digital Data Networks, Inc., was incorporated as “Transit Information Systems, Inc.” under the laws of the State of Washington on October 17, 1988. In July 1995, the Company changed its name to “Digital Data Networks, Inc.” In March 2004, the Company changed its name to “i2 Telecom International, Inc.” The Company’s offices are currently located at 5070 Old Ellis Pointe, Suite 110, Roswell, GA 30076, and the Company’s telephone number at that address is (404) 567-4750. The Company maintains websites at www.i2telecom.com and www.voicestick.com .

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

On February 26, 2004, a newly-formed, wholly-owned subsidiary of the Company merged with and into i2 Telecom International, Inc., a Delaware corporation (“i2Telecom (DE)”), with i2Telecom (DE) surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”), pursuant to that certain Agreement and Plan of Merger dated as of February 26, 2004, among the Company, a wholly-owned subsidiary of the Company, i2Telecom (DE) and certain stockholders of the Company and i2Telecom (DE) signatory thereto (the “Merger Agreement”). In connection with the Merger, former stockholders of i2Telecom (DE) became entitled to receive shares of Common Stock and shares of various classes and series of the Company’s preferred stock, no par value per share (collectively, the “Preferred Stock”), constituting up to 88.44% of the voting securities of the Company, assuming the issuance of all contingent consideration such stockholders may become entitled to receive pursuant to the Merger Agreement upon the resolution of a certain legal proceeding pending against i2Telecom (DE). In connection with the Merger, effective February 26, 2004, (i) the Company’s Board of Directors (the “Board of Directors”) appointed Paul R. Arena, Chief Executive Officer and Chairman of the Board of i2Telecom (DE), to serve as a director of the Company; (ii) all individuals serving as officers of the Company immediately prior to the Merger resigned their positions with the Company; and (iii) the officers of i2Telecom (DE) were appointed as officers of the Company.

On February 27, 2004, the Company sold substantially all of its operating assets relating to the operations of The Transit Network to Intransit Media, Inc. (“InTransit Media”) in exchange for InTransit Media assuming certain obligations and liabilities relating to such assets (the “Asset Sale”), pursuant to that certain Asset Purchase Agreement dated as of February 26, 2004, as amended by the First Amendment thereto dated as of February 26, 2004, between the Company and InTransit Media (the “Asset Purchase Agreement”). On March 5, 2004, in connection with the Merger and the Asset Sale, the Company changed its name from “Digital Data Networks, Inc.” to “i2 Telecom International, Inc.” and changed its ticker symbol on the over-the-counter electronic bulletin board from “DIDA” to “ITUI”. On December 8, 2004, the Company relocated its corporate headquarters to Georgia in order to be closer to more technology driven companies and to aide in the Company’s recruitment of technology workers. As a result of the Merger and the Asset Sale, the Company’s operations now consist of the operations of i2Telecom (DE). The Company’s operations as currently conducted are described below.

The Company, through its subsidiary, i2Telecom (DE), provides low-cost telecommunications services employing next-generation Voice over Internet Protocol (“VoIP”) technology. These operations are based in Roswell, Georgia. Through i2Telecom (DE), the Company controls its own proprietary technology and outsources the majority of its production and service functions with strategic partners. The Company, through i2Telecom (DE), provides the VoiceStick®, micro gateway adapters, VoIP long distance and other enhanced communication services to subscribers. The Company’s proprietary technology platform is built to the Session Initiation Protocol (“SIP”) standard. The Company’s revenue model now includes revenue from the sale of the VoiceStick® and other integrated access devices (“IADs”) along with recurring monthly subscriptions and call minute termination. The Company believes its proprietary technology provides meaningful advantages as compared to the technology of other VoIP providers particularly in the areas of quality of service, cost and robust feature set.

The Company’s proprietary technology platform is built to the SIP standard and offers the end user the following primary benefits:

• near carrier grade quality of service
• low cost long distance calling worldwide;

• broadband telephony access via your laptop with the Company’s VoiceStick®;

• broadband telephony technology in the Company’s InternetTalker® IAD;

• plug and play technology using traditional phones without professional installation;

•    unlimited global calling among VoiceStick® and micro gateway users with a minimal monthly subscription; and

•    local and long distance calling via cellular phones utilizing Company’s proprietary technology.

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

As can be seen from the Company’s filings with the Securities and Exchange Commission (the “SEC”) over the past year, the Company has experienced net losses and negative cash flows from operations and has an accumulated deficit at March 31, 2007 of

$ 29,953,175 million and a negative working capital position. The ability of the Company to generate positive cash flows from operations and net income is dependent, among other things, on market conditions, the recovery of recorded assets, cost control, identifying and securing additional revenue sources, and the Company’s ability to raise capital under acceptable terms. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. As noted in an explanatory paragraph in the Report of Independent Certified Public Accountants on the Company’s consolidated financial statements for the year ended December 31, 2006, as set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, (the “Annual Report”), these conditions have raised substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies

The policies identified below are considered as critical to the Company’s business operations and the understanding of the Company’s results of operations. The impact of and any associated risks related to these policies on the Company’s business operations is discussed throughout “Management’s Discussion and Analysis or Plan of Operation.” For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Company’s consolidated financial statements for the year ended December 31, 2006, included in the Annual Report. Preparation of this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 (this “Quarterly Report”) requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. There can be no assurance that actual results will not differ from those estimates.

Basis of Consolidation

The consolidated financial statements include the accounts of i2Telecom (DE) and SuperCaller Community, Inc. (“SuperCaller”), both of which are, directly or indirectly, wholly-owned subsidiaries of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Recent Accounting Pronouncements

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”(“SFAS NO. 155”), which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments. (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125. SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is New Accounting Pronouncements - In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments. (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125. SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of SFAS No. 155 will have on its financial statements, if any.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that adoption of this statement will have on the Company’s consolidated financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. “Accounting For Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.

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

Earnings Per Share

For the first quarter of 2007 and 2006, net loss per share is based on the weighted average number of shares of Common Stock outstanding. At March 31, 2007 and March 31, 2006, the Company had, on a weighted average basis, 88,351,045 shares and 38,397,923 shares of Common Stock outstanding, respectively.

At March 31, 2007, the Company had outstanding 100,926,674 shares of Common Stock and options and warrants to purchase 73,843,143 shares of Common Stock. Consequently, on an as-converted, fully-diluted basis, the Company would have 174,769,817 shares of Common Stock outstanding at March 31 2007. Options on 73,843,143 shares of common stock were not included in the computing of diluted earnings per share nor were bonds convertible into common shares because their effects were antidilutive

Stock Compensation

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

Interim Financial Data

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006, set forth in the Annual Report. The interim financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of i2 Telecom International, Inc. and Subsidiaries as of March 31, 2007 and March 31, 2006, and the results of their operations and cash flows for the three months ended March 31, 2007 and 2006. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2007.

NOTES PAYABLE

Notes Payable as of March 31, 2007 and December 31, 2006:

	2007	2006
a. 8% note payable due to an individual previously affiliated with SuperCaller. The principal and all accrued interest are due and payable upon the Company obtaining certain levels of equity funding.	$ 50,000	$ 50,000
b. 6% note payable due to an individual previously affiliated with SuperCaller. The principal and all accrued interest are due and payable upon the Company obtaining certain levels of equity funding.	50,000	50,000
c. 10% note payable due to an individual shareholder of the company payable in monthly installments of $4,000, including interest, through August 31, 2007 when all outstanding principal and interest is due. The note is unsecured and guaranteed by an officer of the Company.	265,446	273,000
d. 12% note payable due to a corporation. The principal and all accrued interest were due on Sept. 30, 2005.The note is unsecured and guaranteed by an officer of the Company. In March 2007, the maturity date was extended to June 30, 2007.	100,000	100,000
e. 12% note payable due to an corporation. In January The note was repaid in full in the current quarter.	0	300,000
f. 12% note payable to an officer and director of the Company. The note was repaid in full in the current quarter.	0	75,000
g. 12% note payable due to an individual. The note was repaid in full in the current quarter.	0	50,000
h. 12% note payable due to an individual. The note was repaid in full in the current quarter.	0	50,000

i. 10% note payable due to a corporation. The note requires weekly payments of $3,000, including interest, until paid in full. In addition to weekly payments, the note requires payments of $10,000 for every $100,000 of new capital raised. The note is unsecured.	90,930	133,607
k. 13% note payable due to corporation. The note was repaid in March 2007.	0	1,000,000
l. 13% note payable due to an individual. The note was repaid in March 2007.	0	100,000
m. 13% note payable due to an individual. The note was repaid in March 2007.	0	100,000
n. 12% note payable due to an individual. In January 2007, the note and accrued interest was paid off via the issuance of common stock.	0	50,000
o. 12% note payable due to an individual with a maturity date of September 15, 2006. In January 2007, the note principal and accrued interest were paid off through the issuance of common stock.	0	50,000
p. 8% note payable to an individual. The principal and all accrued interest were due on February 18, 2006. The note is unsecured. In March 2007, the maturity date was extended until June 30, 2007.	25,000	25,000

q. 8% note payable to an individual. The principal and all accrued interest were due on February 18, 2006. The note is unsecured. In March 2007, the maturity date was extended until June 30, 2007.

r. 12% note payable to an individual. The principal and all accrued interest was due on March 15, 2007. The note is unsecured. In March 2007, the maturity date was extended until June 30, 2007.

	25,000 100,000	25,000 100,000

s. 12% note payable to an individual. The principal and all accrued interest were due on March 15, 2007. The note is unsecured. In March 2007, the maturity date was extended until June 30, 2007.

t. 8.25% note payable to anindividual. The principal and all accrued interest are due on January 4, 2008. The note is secured.

u. 8.25% note payable to an individual. The principal and all accrued interest are due on January 4, 2008. The note is secured.

	200,000 750,000 250,000	200,000 0 0
v. Non interest bearing note payable to a corporation due on 1/31/2007. The note was unsecured and was paid off in first Quarter.	0	30,000

Total Long Term Debt	1,906,376	2,761,607
Less: Current Portion	1,906,376	2,761,607
Long-Term Portion	$ -0-	$ -0-

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

During the year ended December 31, 2006, Cornell converted $425,000 of the convertible bonds into 14,707,310 shares of common stock. In January 2007, the Company paid off the remaining balance due to Cornell on these bonds.

On December 29, 2006, the Company closed a financing transaction in which it sold 6% secured convertible debentures (the “Debentures”) to raise $2,000,000 pursuant to a Securities Purchase Agreement dated thereof (the “Securities Purchase Agreement”). The Company received $1,625,000 in December 2006 and remaining 375,000 in January 2007.

The Debentures mature on June 29, 2007. The Debentures are convertible from time to time into 28,571,429 shares of common stock of the Company at the price of $.07 per share and 28,571,429 warrants exercisable at the price of $.07 per share. In addition The Notes will automatically convert into Common Stock if any of the following events occur: (i) the Shares become registered and freely trading, or (ii) the financial closing by the Company of $10,000,000 or more.

On February 28, 2007, the Company closed a financing transaction in which it sold 6% secured convertible debentures (the “Debentures”) to raise $2,000,000 pursuant to a Securities Purchase Agreement dated thereof (the “Securities Purchase Agreement”).

The Debentures mature on August 28, 2007. The Debentures are convertible from time to time into 16,666,666 shares of common stock of the Company at the price of $.12 per share and 8,333,333 warrants exercisable at the price of $.12 per share. In addition The Notes will automatically convert into Common Stock if any of the following events occur: (i) the Shares become registered and freely trading, or (ii) the financial closing by the Company of $10,000,000 or more.

Convertible bonds at March 31, 2007 and December 31, 2006:

	2007	2006
10% Convertible Bonds	0	1,325,000
6% Convertible Bonds	4,000,000	1,625,000
Total	4,000,000	2,950,000

STOCK OPTIONS AND WARRANTS

	March 31, 2007		December 31,2006
	Number of Options/ Warrants	Weighted Average Exercise Price	Number of Options/ Warrants	Weighted Average Exercise Price
Outstanding at Beginning of Period	53,096,754	$ .32	27,784,602	$ .56
Options Granted	950,000	$ .23	7,546,940	$ .08
Warrants Granted	29,967,857	$ .07	25,243,315	$ .08
Exercised	(879,073)	$ .61	(5,518,713)	$ .24
Forfeited	(9,292,395)	$ .37	(1,959,372)	$ .01
Outstanding at End of Period	73,843,143	$ .21	53,096,754	$ .32
Options Exercisable at End of Period	73,210,047	$ .07	52,226,675	$ .16
Weighted-average Fair Value of Options Granted During the Period		$ .02		$ .06

As of March 31, 2007, the range of option and warrant exercise prices for outstanding and exercisable options and warrants was $.01 to $1.00 with a weighted average remaining contractual life of 2.13 years.

STOCK APPRECIATION RIGHTS AND RESTRICTED SHARE UNITS

On December 31, 2003, the Company terminated its stock appreciation plan and cancelled all outstanding rights granted. As consideration for the consideration of rights cancelled, each employee received restricted stock or cancellation of their notes receivable at rate of $3.00 per right. On December 31, 2003, the Company amended its 2002 Stock Option Plan to properly administer the granting of restricted stock. Under the amended plan, employees are granted restricted share units without cost to the employee. Each restricted share unit awarded to a participant represents an unfunded, unsecured right, which is nontransferable except in the event of death, of the employee to receive one share of common stock, $.01 par value, of i2Telecom (DE) on the date specified in the grant. As a result of the Merger each such right was converted into the right to receive shares of Common Stock, no par value per share, and Preferred Stock Series B, no par value per share (the “Preferred Stock Series B”), as outlined in the Merger Agreement. The restricted share units granted under the plan vest evenly over three years, with immediate vesting upon termination.

Information with respect to restricted share units as of March 31, 2007 and 2006 is as follows:

	2007	2006
Restricted Units-Beginning of Year	1,003,784	382,568
Restricted Units Granted	0	6,500,000
Transfer to Common Stock Due to Lapse of Restrictions	(816,294)	(5,878,784)
Restricted Units-End of Year	187,500	1,003,784
Weighted Average Fair Value of Shares	$ .07	$ .14
Pre-Tax Compensation Expense Charged to Earnings, net of cancellations	$ -0-	$ 392,500

SUBEQUENT EVENTS

In May 2007, the Company issued to Vestal Venture Capital three-year warrants to purchase aggregate of 600,000 shares of Common Stock at an exercise price of $0.15 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in connection with the execution of a promissory note in the amount of $600,000 made to the Company.

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

On November 5, 2005, the Federal Communications Commission (FCC) (www.fcc.gov) Enforcement Bureau issued further revisions to E-911 compliance requirements for interconnected VoIP service providers. VoIP providers won't be forced to cut off subscribers who don't receive E-911 services by November 28, 2005. However, VoIP companies will be expected to stop marketing their service and accepting new customers in service areas that aren't equipped to do E-911 call routing, even if subscribers would be able to get "basic" 911 service. The FCC document states “Although we do not require providers that have not achieved full 911 compliance by November 28, 2005, to discontinue the provision of interconnected VoIP service to any existing customers, we do expect that such providers will discontinue marketing VoIP service, and accepting new customers for their service, in all areas where they are not transmitting 911 calls to the appropriate PSAP in full compliance with the Commission's rules."

As of the date of this report, the Company has only partly met the FCC’s order for E-911 compliance.

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

Business of the Company

The Company, through its subsidiary, i2Telecom (DE), provides low-cost telecommunications services employing next-generation VoIP technology. These operations are based in Atlanta, Georgia. Through i2Telecom (DE), the Company controls its own proprietary technology and outsources the majority of its production and service functions with strategic partners. The Company, through i2Telecom (DE), provides the VoiceStick®, micro gateway adapters (InternetTalker®), VoIP long distance and other enhanced communication services to subscribers. The Company’s proprietary technology platform is built to the Session Initiation Protocol (“SIP”) standard. The Company’s revenue model now includes revenue from the sale of the VoiceStick® and other integrated access devices (“IADs”) along with recurring monthly subscriptions and call minute termination. The Company believes its proprietary technology provides meaningful advantages particularly in the areas of ease of use, high quality service, and low cost and robust features.

The Company’s proprietary technology platform is built to the SIP standard and offers the end user the following primary benefits:

•	near carrier grade quality of service;

•	low cost long distance calling worldwide;

•	broadband access via laptop with the Company’s VoiceStick®;

•	broadband technology in the Company’s InternetTalker® IAD;

•	plug and play technology using traditional phones (including cellular) without professional installation; and

•	unlimited global calling among VoiceStick® and InternetTalker® IAD users with a minimal monthly subscription.

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

RESULTS OF OPERATIONS

Results of operations for the three months ended March 31, 2007 compared with the results of operations for the three months ended March 31, 2006.

Revenues increased to $180,113 for the first quarter of 2007 from $140,003 for the first quarter of 2006. The increase in revenues was driven by an increase in the number of customer subscriptions to the Company’s service offerings.

Cost of revenues increased to $115,051 for first quarter of 2007 from $71,017 for first quarter of 2006. The increase was associated with the increase in customer subscriptions.

Gross profit for the first quarter of 2007 was $65,062 as compared to a gross profit of $68,986 for the first quarter of 2006.

Sales, general and administrative expenses for the first quarter of 2007 were $1,956,648 as compared to $1,369,290 for the same period in 2006. This increase was primarily attributable to a combination of increased stock compensation expenses and an increase in fees associated with financing activities.

Loss from operations for the first quarter of 2007 as compared to the first quarter of 2006 increased to $1,891,586 from $1,300,304 primarily due to the increase in sales, general and administrative expenses for the first quarter.

Net loss for the first quarter of 2007 was $1,932,092 as compared to a net loss for the same period in 2006 of $1,351,139. The increase in net loss for the first quarter 2007 as compared to the same period in 2006 is primarily attributable to a combination of increased stock compensation expenses and an increase in fees associated with financing activities.

The Company’s net accounts receivable balance increased between March 31, 2007 and March 31, 2006 by approximately $11,000. This increase is due to additional invoicing during the quarter. The Company’s inventory decreased by approximately $56,000 between March 31, 2007 and March 31, 2006. The inventory decrease was primarily due to shipment of voicesticks to customers.

	For the Three Months Ended
	March 31,

	2007	2006	Variance	% Diff.
Gross Revenue	$180,113	$140,003	$40,111	29%
Cost of Sales	115,051	71,017	(44,034)	(62%)
Gross Profit	$65,062	$68,986	($3,923)	(6%)
Operating Expenses:
General and Administrative Expenses	$1,956,648	$1,369,290	$(587,358)	(43%)
Other Income (Expense) Net	(40,506)	(50,835)	10,329	20%
Net Loss	($1,932,092)	($1,351,139)	$(580,953)	(43%)

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS-CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources as of March 31, 2007 as compared with liquidity and capital resources as of March 31, 2006.

On March 31, 2007, the Company had a working capital deficit of approximately $8,000,000 compared to March 31, 2006 when the Company had a working capital deficit of approximately $5,700,000. The increase in the Company’s working capital deficit was primarily due to a increase in short-term debt of approximately $2,900,000. Net cash used in operating activities was ($1,864,771) for the first quarter of March 31, 2007. Again, the increase in net cash used in operating activities between March 31, 2007 and March 31, 2006 is attributable to a increase in fees associated with finance activity’s and decresase in accounts payable. Net loss from operations of $1,986,291 is reduced by the following non-cash items : depreciation (approximately $90,000), stock compensation (approximately $600,000) and amortization of loan fees (approximately $180,000). Primary sources of cash inflows from operations are from sales of the VoiceStick®, VoiceStick® activation charges and pre-paid charges and receivables collected from sales to customers for the Company’s IAD, as well as the collection of revenue for carrying long distance calls and from monthly service fees. Future cash inflows from sales are subject to the Company’s pricing and ability to procure business at existing market conditions.

Net cash used in investing activities was approximately ($9,178) for the first quarter of 2007 as compared to approximately ($33,123) for the same period in 2006. Both periods investing activities were primarily due to equipment purchases and payment for patents and trademarks.

Net cash provided by financing activities was $1,072,448 for the first quarter of 2007 as compared to $1,317,477 for the same period in 2006. The principal source of cash for the first quarter of 2007 was from the issuance of notes payable of $1,000,000, the issuance of convertible bonds of $2,375,000, and the exercise of stock options of $402,680, offset by the retirement of notes payable of $1,380,232 and the repayment of convertible bond of $1,325,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2007, the Company issued to James Rose and Doug Bender, both officers of the Company, 624,671 and 1,000,000 restricted shares, respectively, of Common Stock in lieu of compensation in the amounts of $62,467 and $100,000, respectively. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon the filing by the Company of a registration statement.

Also in January 2007, the Company issued to a consultant three-year warrants to purchase an aggregate of 1,600,000 shares of Common Stock at an exercise price of $0.12 per share, vesting at the rate of 133,333 warrant shares per month, with a three-year expiration period. In addition, the Company issued an aggregate of 1,000,000 shares of Common Stock at an exercise price of $0.01 per share, vesting at the rate of 166,666 warrant shares per month, with a three-year expiration period in connection with services provided to the Company. The warrants were issued in consideration of consultancy agreement with the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

Also in January 2007, the Company issued to five individuals, including Audrey Braswell, a director, and Paul Arena, an officer and director, an aggregate of 5,045,856 shares of Common Stock in lieu of outstanding promissory notes, with interest, totaling $504,587. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon the filing by the Company of a registration statement.

In February 2007, the Company issued to Joel Katz an aggregate of 1,000,000 shares of Common Stock in lieu of $100,000 in consulting fees due. The shares were issued in connection with consulting services provided by him to the Company. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by the Company of a registration statement.

Also in February 2007, the Company issued to five individuals, an aggregate of 970,000 shares of Common Stock in lieu of $112,150 in fees due. The shares were issued in connection with services provided by them to the Company. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by the Company of a registration statement.

Also in February 2007, the Company issued to 42 individuals three-year warrants to purchase aggregate of 8,333,333 shares of Common Stock at an exercise price of $0.12 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in connection with the execution of Convertible Notes in the aggregate amount of $2,000,000 made to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by the Company of a registration statement.

In March 2007, the Company issued to Audrey Braswell, a director, and Phillip Rapp, 750,000 and 250,000 shares, respectively, of Common Stock in accordance with the terms of promissory notes in the amounts of $750,000 and $250,000, respectively. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by the Company of a registration statement.

Also in March 2007, a total of 5,263,941 shares of Common Stock were issued to 12 individuals and institutional investors of the Company’s Series D and Series E convertible preferred shares in lieu of $374,068 of preferred dividends for the first, second , third and fourth quarters of 2006. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon the filing of a registration statement.

Also in March 2007, a total of 3,288,700 shares of Common Stock were issued to 16 individuals and institutional investors who exercised warrants received upon the purchase of the Company’s Series C convertible preferred shares. The Company received $394,644 from the warrant exercise. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon the filing of a registration statement.

Also in March 2007, the Company issued to Mssrs. Troon, McGraw and Glazov an aggregate of 2,878,571 shares of Common Stock upon the exercise of warrants. The warrants, exercisable at an average exercise price of $.125 per share, were issued in lieu of additional consideration for a loan extension to the Company. Mssrs. Troon, McGraw and Glazov exercised the warrants under the cashless exercise provisions of their warrant agreement. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon the filing of a registration statement.

Also in March 2007, the Company issued to Phillip Rapp an aggregate of 942,857 shares of Common Stock upon the exercise of warrants. The warrants, exercisable at an average exercise price of $.077 per share, were issued in lieu of additional consideration for a loan extension to the Company. Mr. Rapp exercised the warrants under a cashless exercise formula. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipient of the warrants to the Company regarding his investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon the filing of a registration statement.

In May 2007, the Company issued to Vestal Venture Capital three-year warrants to purchase aggregate of 600,000 shares of Common Stock at an exercise price of $0.15 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in connection with the execution of a promissory note in the amount of $600,000 made to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by the Company of a registration statement.

Item 3. Defaults Upon Senior Securities

As of December 31, 2006, the Company was in arrears in the payment of dividends in the amount of $374,068 owed in respect of the Company’s outstanding Preferred Stock Series D and Preferred Stock Series E. Default interest rate accrues at 13% per annum. On March 27, 2007, a total of 5,263,941 shares of Common Stock were issued to 12 individuals and institutional investors in full satisfaction of the above referenced dividends. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing of a registration statement within 6 months.

Item 6. Exhibits

The exhibits required to be filed with this Quarterly Report are set forth on the Exhibit Index filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

i2 TELECOM INTERNATIONAL, INC.

Date: May 17, 2007	/S/ Paul R. Arena
Paul R. Arena

Chief Executive Officer and Principal Financial Officer

(duly authorized signatory and
Principal Executive Officer)

EXHIBIT LIST

Exhibit No.	Exhibit	Method of Filing

3.1		Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

3.2		Bylaws, as amended.	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

3.3		Certificate of Designations of Rights and Preferences of Preferred Stock Series D of i2 Telecom International, Inc.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 13, 2004.

3.4		Amendment to the Company’s Articles of Incorporation filed June 3, 2004.	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

3.5		Amendment to the Company’s Articles of Incorporation filed August 10, 2004.	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.
3.6		Certificate of Designations for Series E Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 22, 2005.

3.7		Amendment to the Company’s Articles of Incorporation filed April 17, 2006.	Incorporated by reference to Exhibit 3.1.8 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006.

4.1	Registration Rights Agreement dated May 2007 by and between the Company and Vestal Venture Capital.	Filed herewith.
4.2	Warrant dated May 2007 by and between the Company and Vestal Venture Capital.	Filed herewith.

10.1	Promissory Note dated May 2007 by and between the Company and Vestal Venture Capital.	Filed herewith.
10.2	Term Loan Agreement dated May 2007 by and between the Company and Vestal Venture Capital.	Filed herewith.
10.3	Pledge Agreement dated May 2007 by and between the Company and Vestal Venture Capital.	Filed herewith.
10.4	Loan Subordination Agreement dated May 2, 2007 by and between the Company and University Bank.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification of the Company’s Principal Financial Officer.	Filed herewith.

Exhibit 31.1

Certification

I, Paul R. Arena, Chief Executive Officer and Principal Financial Officer of i2 Telecom International, Inc. certify that:

1.	I have reviewed this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 of i2 Telecom International, Inc.;
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

(b)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

As the small business issuer’s sole certifying officer and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: May 17, 2007

/S/ Paul R. Arena
Paul R. Arena,

Chairman of the Board,

Chief Executive Officer and Principal Financial Officer

Exhibit 32.1

SECTION 1350 CERTIFICATION

I, Paul R. Arena, Chairman of the Board, Chief Executive Officer and Chief Financial Officer of i2 Telecom International, Inc. (the “Company”), do hereby certify in accordance with 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.

The Quarterly Report on Form 10-QSB of the Company for the period ended March 31, 2006 (the “Periodic Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. §§78m or 78o(d)); and

2.	The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 17, 2007

/S/ Paul R. Arena
Paul R. Arena,

Chairman of the Board,

Chief Executive Officer and Principal Financial Officer