Form 10QSB
period 2007-06-30
I2 TELECOM INTERNATIONAL INC
filed 2007-08-15
CIK 949371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

5070 Old Ellis Pointe,

Suite 110

Roswell, GA 30076	(404) 567-4750
(Address of Principal Executive Offices)	(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act) [_] Yes ☒ No

As of August 13, 2007, the registrant had 157,136,525 shares of common stock outstanding.

Transitional Small Business Disclosure Format: [_] Yes ☒ No

INDEX

Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of or Plan	18
of Operation

Item 3.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and	25
Use of Proceeds

Item 3.	Default Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	29

SIGNATURE PAGE

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

i2 TELECOM INTERNATIONAL, INC
CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS
	June 30,2007	December 31, 2006
Current Assets
Cash	$ 11,941	$ 807,811
Accounts Receivable, net of Allowance for Doubtful Accounts of $0 and $235,000, respectively	54,809	59,822
Inventories	302,156	355,900
Prepaid Expenses and Other Current Assets	141,772	81,262
Total Current Assets	510,678	1,304,795

Property and Equipment, Net	595,016	764,426

Other Assets
Intangible Assets Deposits	3,349,834 38,840	3,349,834 27,840
Total Other Assets	3,388,674	3,344,674

Total Assets	$4,494,368	$ 5,446,895

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
June 30,2007		December 31, 2006
Current Liabilities Accounts Payable and Accrued Expenses Deferred Revenue Convertible Bonds Notes Payable-Current	$2,725,183 $56,000 400,307 2,525,252	$ 4,078,375 56,000 2,147,784 2,761,607
Total Current Liabilities	5,706,742	9,043,766

Total Liabilities	5,706,742	9,043,766

Shareholders’ Equity (Deficit) Preferred Stock, No Par Value, 5,000,000 Shares Authorized, 1,810 Shares and 4,495 Shares Issued and Outstanding, respectively	1,810,000	4,470,000
Common Stock, No Par Value, 250,000,000 Shares Authorized, 157,136,525 Shares and 77,183,480 Shares Issued and Outstanding, respectively	25,601,428	17,175,150
Restricted Common Stock (related to No Par Value above), 62,500 Shares and 1,003,784 respectively	2,500	143,473
Additional Paid-In Capital	3,807,184	2,505,384
Accumulated Deficit	(32,433,486)	(27,890,878)
Total Shareholders’ Equity (Deficit)	(1,212,374)	(4,399,087)

Total Liabilities and Shareholders’ Equity (Deficit)	$4,494,368	$ 5,446,895

i2 TELECOM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006
Revenue	$ 197,403	$ 136,975	$375,790	$ 276,978

Cost of Revenue	232,355	131,179	455,791	202,195

Gross Profit (Loss)	(34,952)	5,796	(80,001)	74,783

General and Administrative Expenses	2,027,921	1,442,427	4,224,576	2,811,717

Loss From Operations	(2,062,873)	(1,436,631)	(4,304,577)	(2,736,934)

Other Income (Expense) Interest Income Interest Expense Gain on Forbearance of Debt Loss on Disposal of Assets Loss on Subscription List	34 (81,167) 100,000	0 (91,032) 0 0 0	172 (176,734) 155,061	942 (142,809) 0 0 0
Total Other Income (Expense)	18,867	(91,032)	(21,501)	(141,867)
Net Loss	$(2,044,006)	$(1,527,663)	$(4,326,078)	$(2,878,801)
Dividends on Preferred Stock	(86,325)	(98,476)	(216,530)	(178,150)
Net Loss Available to Common Shareholders	$(2,130,331)	$(1,626,139)	$(4,542,608)	$(3,056,951)
Weighted Average Common Shares: Basic	121,441,351	43,753,604	103,511,773	41,090,558
Basic Earnings Per Common Share:	$ (.02)	$ (.04)	$ (.04)	$ (.07)

i2 TELECOM INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006

Cash Flows From Operations

Net Loss From Continuing Operations

Adjustments to Reconcile Net Income to Net Cash

Provided By Operating Activities

Depreciation and Amortization

Amortization of Loan Fees

Gain of Forbearance of Debt

Stock Compensation

(Increase) Decrease In:

Accounts Receivable

Inventories

Prepaid Expenses

Other Assets

Increase (Decrease) In:

Accounts Payable and Accrued Expenses

Deferred Revenue

	$ (4,326,078) 179,988 1,628,697 (100,000) 575,975 5,013 53,744 (58,764) (11,000) (529,191) 0	$ (2,878,801) 573,580 0 0 556,866 51,195 7,565 (234,490) (22,000) 752,753 50,000
Net Cash Used In Operating Activities	(2,581,616)	(1,143,332)
Cash Flows From Investing Activities Equipment Purchases Payments for Patents and Trademarks	(10,578) 0	(71,530) (3,365)
Net Cash Used In Investing Activities	(10,578)	(74,895)

Cash Flows From Financing Activities

Proceeds from Issuance of Convertible Bonds

Payments of Convertible Bonds

Proceeds From Notes Payable

Payment of Notes Payable

Proceeds from redemption of options

Conversion of Preferred Stock

Loan Financing Cost

	2,375,000 (1,325,000) 1,735,000 (1,396,356) 407,680 0 0	1,750,000 0 321,000 (276,776) 16 0 (696,000)
Net Cash Provided By Financing Activities	1,796,324	1,098,240

Increase (Decrease) in Cash	(795,870)	(119,987)
Balance, Beginning of Period	807,811	169,203
Balance, End of Period	$11,941	$ 49,216

UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENT

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

i2 Telecom International, Inc., a Washington corporation formerly known as Digital Data Networks, Inc. (the “Company”), was incorporated as “Transit Information Systems, Inc.” under the laws of the State of Washington on October 17, 1988. In July 1995, the Company changed its name to “Digital Data Networks, Inc.” In March 2004, the Company changed its name to “i2 Telecom International, Inc.” The Company’s offices are currently located at 5070 Old Ellis Pointe, Suite 110, Roswell, GA 30076, and the Company’s telephone number at that address is (404)-567-4750. The Company maintains a website at www.i2telecom.com and www.Voicestick.com .

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

On February 26, 2004, a newly-formed, wholly-owned subsidiary of the Company merged with and into i2 Telecom International, Inc., a Delaware corporation (“i2Telecom (DE)”), with i2Telecom (DE) surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”), pursuant to that certain Agreement and Plan of Merger dated as of January 30, 2004, among the Company, a wholly-owned subsidiary of the Company, i2Telecom (DE) and certain Shareholders of the Company and i2Telecom (DE) signatory thereto (the “Merger Agreement”). In connection with the Merger, former Shareholders of i2Telecom (DE) became entitled to receive shares of Common Stock and shares of various classes and series of the Company’s preferred stock, no par value per share (collectively, the “Preferred Stock”), constituting of up to 88.44% of the voting securities of the Company, assuming the issuance of all contingent consideration such Shareholders may become entitled to receive pursuant to the Merger Agreement upon the resolution of a certain legal proceeding pending against i2Telecom (DE). In connection with the Merger, effective February 26, 2004, (i) the Company’s Board of Directors (the “Board of Directors”) appointed Paul R. Arena, Chief Executive Officer and Chairman of the Board of i2Telecom (DE), to serve as a director of the Company; (ii) all individuals serving as officers of the Company immediately prior to the Merger resigned their positions with the Company; and (iii) the officers of i2Telecom (DE) were appointed as officers of the Company.

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

The Company’s proprietary technology platform is built to the SIP standard and offers the end user the following primary benefits:

•	near carrier grade quality of service;

•	low cost long distance calling worldwide;

•	broadband access via laptop with the Company’s VoiceStick®;

•	broadband and dial-up technology in the Company’s InternetTalker® IAD;

•	plug and play technology using traditional phones without professional installation; and

•	unlimited global calling among VoiceStick® and InternetTalker® IAD users with a minimal monthly subscription.

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

As can be seen from the Company’s filings with the Securities and Exchange Commission (the “SEC”) over the past year, the Company has experienced net losses and negative cash flows from operations and has an accumulated deficit at June 30, 2007 of approximately $(32,433,486) and a negative working capital position. The ability of the Company to generate positive cash flows from operations and net income is dependent, among other things, on market conditions, the recovery of recorded assets, cost control, identifying and securing additional revenue sources, and the Company’s ability to raise capital under acceptable terms. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. As noted in an explanatory paragraph in the Report of Independent Certified Public Accountants on the Company’s consolidated financial statements for the year ended December 31, 2006, as set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, (the “Annual Report”), these conditions have raised substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies

The policies identified below are considered as critical to the Company’s business operations and the understanding of the Company’s results of operations. The impact of and any associated risks related to these policies on the Company’s business operations is discussed throughout “Management’s Discussion and Analysis or Plan of Operation.” For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Company’s consolidated financial statements for the year ended December 31, 2006, included in the Annual Report. Preparation of this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 (this “Quarterly Report”) requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. There can be no assurance that actual results will not differ from those estimates.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments. (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125. SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of SFAS No. 155 will have on its financial statements, if any.

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

Earnings Per Share

For the Second quarter of 2007 and 2006, net loss per share is based on the weighted average number of shares of Common Stock outstanding. At June 30, 2007 and June 30, 2006, the Company had, on a weighted average basis, 103,511,773 shares and 41,090,558 shares of Common Stock outstanding, respectively.

At June 30, 2007, the Company had outstanding 157,136,525 shares of Common Stock and options and warrants to purchase 90,493,950 shares of Common Stock. Consequently, on an as-converted, fully-diluted basis, the Company would have 247,630,475 shares of Common Stock outstanding at June 30, 2007. Options on 90,493,950 shares of common stock were not included in the computing of diluted earnings per share nor were bonds convertible into common shares because their effects were anti-dilutive.

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

Interim Financial Data

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006, set forth in the Annual Report. The interim financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of i2 Telecom International, Inc. and Subsidiaries as of June 30, 2007 and June 30, 2006, and the results of their operations and cash flows for the three months ended March 31, 2007 and 2006. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2007.

NOTE 2: NOTES PAYABLE

Notes Payable as of June 30, 2007 and December 31, 2006:

	2007	2006
a. 8% note payable due to an individual previously affiliated with SuperCaller. The principal and all accrued interest are due and payable upon the Company obtaining certain levels of equity funding. The Company has written-off this debt as an unsupported claim.	0	50,000
b. 6% note payable due to an individual previously affiliated with SuperCaller. The principal and all accrued interest are due and payable upon the Company obtaining certain levels of equity funding. The Company has written-off this debt as an unsupported claim.	0	50,000
c.10% note payable due to an individual shareholder of the company payable in monthly installments of $4,000, including interest, through August 31, 2007 when all outstanding principal and interest is due. The note is unsecured and guaranteed by an officer of the Company.	262,827	273,000

d. 12% note payable due to a corporation. The principal and all accrued interest were due on Sept. 30, 2005.The note is unsecured and guaranteed by an officer of the Company. In March 2007, the maturity date was extended to June 30, 2007.	100,000	100,000
e. 12% note payable due to a corporation. In January The note was repaid in full in the first quarter of 2007.	0	300,000
f. 12% note payable to an officer and director of the Company. The note was repaid in full in the first quarter of 2007.	0	75,000
g. 12% note payable due to an individual. The note was repaid in full in the first quarter of 2007.	0	50,000
h. 12% note payable due to an individual. The note was repaid in full in the first quarter of 2007.	0	50,000

i. 10% note payable due to a corporation. The note requires weekly payments of $3,000, including interest, until paid in full. In addition to weekly payments, the note requires payments of $10,000 for every $100,000 of new capital raised. The note is unsecured.	77,425	133,607
j. 13% note payable due to corporation. The note was repaid in March 2007.	0	1,000,000
k. 13% note payable due to an individual. The note was repaid in March 2007.	0	100,000
l. 13% note payable due to an individual. The note was repaid in March 2007.	0	100,000
m. 12% note payable due to an individual. In January 2007, the note and accrued interest was paid off via the issuance of common stock.	0	50,000
n. 12% note payable due to an individual with a maturity date of September 15, 2006. In January 2007, the note principal and accrued interest were paid off through the issuance of common stock.	0	50,000
o. 8% note payable to an individual. The principal and all accrued interest were due on February 18, 2006. The note is unsecured. In March 2007, the maturity date was extended until June 30, 2007.	25,000	25,000
p. 8% note payable to an individual. The principal and all accrued interest were due on February 18, 2006. The note is unsecured. In March 2007, the maturity date was extended until June 30, 2007.	25,000	25,000
q. 12% note payable to an individual. The principal and all accrued interest was due on March 15, 2007. The note is unsecured. In August 2007, the maturity date was extended until January 15, 2008.	100,000	100,000
r. 12% note payable to an individual. The principal and all accrued interest were due on March 15, 2007. The note is unsecured. In August 2007, the maturity date was extended until January 15, 2008.	200,000	200,000
s. 8.25% note payable to an individual. The principal and all accrued interest are due on January 4, 2008. The note is secured	750,000	0
t. 8.25% note payable to an individual. The principal and all accrued interest are due on January 4, 2008. The note is secured.	250,000	0
u. Non interest bearing note payable to a corporation due on 1/31/2007. The note was unsecured and was paid off in first quarter of 2007.		30,000
v. 10% note payable to a corporation. The principal and all accrued interest were due on August 4, 2007. The note is secured. The maturity date was extended until September 4, 2007.	600,000	0
w. 12% note payable to an individual. The principal and all accrued interest were due on July 15, 2007. The note is unsecured. In July 2007, the loan was paid.	135,000	0

Total Long Term Debt	2,525,252	2,761,607
Less: Current Portion	2,525,252	2,761,607
Long-Term Portion	$ -0-	$ -0-

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

On December 28, 2006, the Company closed a financing transaction in which it sold 6% secured convertible debentures (the “2006 Debentures”) to raise $2,000,000 pursuant to a Securities Purchase Agreement dated thereof (the “Securities Purchase Agreement”). The Company received $1,625,000 in December 2006 and remaining 375,000 in January 2007. The 2006 Debentures mature on June 28, 2007. The 2006 Debentures are convertible from time to time into 28,571,429 shares of common stock of the Company at the price of $.07 per share and 28,571,429 warrants exercisable at the price of $.07 per share. In addition, the 2006 Debentures will automatically convert into Common Stock if any of the following events occur: (i) the Shares become registered and freely trading, or (ii) the financial closing by the Company of $10,000,000 or more.

On February 28, 2007, the Company closed a financing transaction in which it sold 6% secured convertible debentures (the “2007 Debentures”) to raise $2,000,000 pursuant to a Securities Purchase Agreement dated thereof (the “Securities Purchase Agreement”). The 2007 Debentures mature on August 28, 2007. The 2007 Debentures are convertible from time to time into 16,666,666 shares of common stock of the Company at the price of $.12 per share and 8,333,333 warrants exercisable at the price of $.12 per share. In addition, the 2007 Debentures will automatically convert into Common Stock if any of the following events occur: (i) the Shares become registered and freely trading, or (ii) the financial closing by the Company of $10,000,000 or more.

On May 4, 2007, the Company closed a financing transaction in which it sold a 10% secured Promissory Note, (the “Note”) to raise $600,000 pursuant to a Loan Agreement dated thereof (the “Loan Agreement”). The Note matures on August 4, 2007 and is extendable in 30 day increments. The Note holder received 600,000 warrants exercisable at the price of $.15 per share.

On July 9, 2007, the Company closed a financing transaction in which it sold a 12% secured Promissory Note, (the “Note”) to raise $650,000 pursuant to a Loan Agreement dated thereof (the “Loan Agreement”). The Note matures on September 9, 2007 and is extendable in 30 day increments. The Note holder received 2,600,000 warrants exercisable at the price of $.10 per share.

During the second quarter period, $3,550,000 in the aggregate of 2006 Debentures and 2007 Debentures were converted into common stock.

Convertible bonds at June 30, 2007 and December 31, 2006:

	2007	2006
10% Convertible Bonds	0	1,325,000
6% Convertible Bonds, net of discount	400,307	822,784
Total	400,307	2,147,784

NOTE 4: STOCK OPTIONS AND WARRANTS

	June 30, 2007		December 31, 2006
	Number of Options/ Warrants	Weighted Average Exercise Price	Number of Options/ Warrants	Weighted Average Exercise Price
Outstanding at Beginning of Period	81,168,183	$.23	27,784,602	$ .56
Options Granted Warrants Granted Forfeited Exercised	11,068,098 13,522,619 (5,972,555) (9,292,395)	$.08 $.11 $.49 $.37	7,546,940 53,314,744 (5,518,731) (1,959,372)	$ .08 $ .08 $ .14 $ .01
Outstanding at End of Period	90,493,950	$.18	81,168,183	$ .23
Options Exercisable at End of Period	84,008,408	$.04	68,024,269	$ .16
Weighted-average Fair Value of Options Granted During the Period		$.08		$ .08

As of June 30, 2007, the range of option and warrant exercise prices for outstanding and exercisable options and warrants was $.01 to $1.00 with a weighted average remaining contractual life of 2.25 years.

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

Information with respect to restricted share units as of June 30, 2007 and 2006 is as follows:

	2007	2006
Restricted Units-Beginning of Year	1,003,784	382,558
Restricted Units Granted	0	6,000,000
Transfer to Common Stock Due to Lapse of Restrictions	(941,284)	(2,595,973)
Restricted Units-End of Year	62,500	3,786,585
Weighted Average Fair Value of Shares	$.07	$ .07
Pre-Tax Compensation Expense Charged to Earnings, net of cancellations	$ .00	$ .00

NOTE 5: SUBEQUENT EVENTS

In July 2007, the Company issued to Vestal Venture Capital three-year warrants to purchase aggregate of 2,600,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in connection with the execution of a promissory note in the amount of $650,000 made to the Company, (the “Principal Amount”), together with a loan origination fee, in the amount of $65,000.00, (the “Loan Fee”) plus interest at a rate equal to 12.0% per annum,

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Each forward-looking statement reflects our current view of future events and is subject to risks, uncertainties and other factors that could cause actual results to differ materially from any results expressed or implied by our forward-looking statements. Important factors that could cause actual results to differ materially from the results expressed or implied by any forward-looking statements include.

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

On June 3, 2005 the Federal Communications Commission (“FCC”) issued the VoIP 911 Order adopting rules that require interconnected VoIP providers to provide their new and existing subscribers with 911 service no later than November 28, 2005. On November 5, 2005, the FCC issued a public notice stating that VoIP providers who failed to comply with the VoIP 911 Order by November 28, 2005 would not be required to discontinue the provision of interconnected VoIP service to any existing customers, but would be required to discontinue marketing VoIP service and accepting new customers for VoIP service in all areas where the providers are not transmitting 911 calls to the appropriate PSAP (public safety answering point) in full compliance with the FCC’s rules. Because we have not fully complied with the VoIP 911

Order, we are subject to this restriction. We cannot be certain that we will be able to fully comply with this VoIP 911 Order. Because it would prevent us from marketing and accepting new customers in certain areas, our inability to comply with the VoIP 911 Order may have an adverse effect on our business and results of operations.

As of the date of this report, the Company has only partly met the FCC’s order for E911 compliance.

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

RESULTS OF OPERATIONS

Results of operations for the three months ended June 30, 2007 compared with the results of operations for the three months ended June 30, 2006.

Revenues increased to $197,403 for the second quarter of 2007 from $136,975 for the second quarter of 2006. The increase in revenues was driven by the Company’s increase in recurring revenue from service offerings.

Cost of revenues increased to $232,355 for second quarter of 2007 from $131,179 for second quarter of 2006. The increase was driven by the Company’s increased recurring revenues from its service offerings.

Gross loss for the second quarter of 2007 was $(34,952) as compared to a gross profit of $5,796 for the second quarter of 2006.

Sales, general and administrative expenses for the second quarter of 2007 were $2,027,921 as compared to $1,442,427 for the same period in 2006. The majority of the increase in general and administrative costs are related to non-cash compensation expenses as well as expenses incurred as part of managements ongoing efforts to restructure various debt instruments. Of the $2,027,921 of SGA expense for the second quarter 2007, the Company incurred $1,273,911 of non recurring expenses.

Loss from operations for the second quarter of 2007 as compared to the second quarter of 2006 increased to $2,062,873 from $1,436,631 due to the increase in sales, general and administrative expenses for the second quarter.

Net loss for the second quarter of 2007 was $2,044,006 as compared to a net loss for the same period in 2006 of $1,527,663. The increase in net loss for the second quarter 2007 as compared to the same period in 2006 is due to the Company’s increase in sales, general and administrative expenses for the second quarter.

The Company’s net accounts receivable balance decreased between June 30, 2006 and June 30, 2007 by approximately $5,013. This decrease is due to an increase in net cash receipts. The Company’s inventory decreased by approximately $53,744 between June 30, 2006 and June 30, 2007. The inventory decrease was primarily due to the write off‘s of obsolete inventory.

	For the Three Months Ended
	June 30,

	2007	2006	Variance	Percentage
Gross Revenue	$197,403	$136,975	$60,428	44%
Cost of Sales	232,354	131,179	101,176	77.1%
Gross Profit	($34,952)	$5,796	(40,748)	(703.0%)
Operating Expenses:
General and Administrative Expenses	$2,027,921	$1,442,427	$585,494	40.6%
Other Income (Expense) Net	18,867	(91,032)	109,899	120.7%
Net Loss	$2,044,006	$1,527,663	$516,343	33.8%

RESULTS OF OPERATIONS

Results of operations for the six months ended June 30, 2007 compared with the results of operations as for the six months ended June 30, 2006

Revenues increased from $276,978 for the six months ended June 30, 2006 to $375,790 for the six months ended June 30, 2007. Revenues increased as a result of a change from a product driven business model to a service model with recurring revenues.

Cost of revenues increased from $202,195 for the six months ended June 30, 2006 to $455,791 for the six months ended June 30, 2007. This increase is again attributable to a change from a product driven business model to a service model with recurring revenues during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Gross profit for the six months ended June 30, 2007 was $(80,001) as compared to gross profit of $74,783 for the six months ended June 30, 2006. The decrease is due primarily to a change inability to efficiently amortize expenses.

Loss from operations for six months ended June 30, 2007 was $4,304,577 compared to $2,736,934 for the six months ended June 30, 2006. Total selling, general and administrative expenses for the six months ended June 30, 2007 was $4,224,576 compared to $2,811,717 for the six months ended June 30, 2006. The majority of the increase in general and administrative costs are related to non-cash compensation expenses as well as expenses incurred as part of managements ongoing efforts to restructure various debt instruments.

Finally, net loss for the six months ended June 30, 2007 was $4,326,078 as compared to a net loss for the six months ended June 30, 2006 of $2,878,801. The increase net loss is a result of increased general and administrative costs related to non-cash compensation expenses as well as expenses incurred as part of managements ongoing efforts to restructure various debt instruments.

	For the Six Months Ended
	June 30,

	2007	2006	Variance	Percentage
Gross Revenue	$375,790	$276,978	$98,812	35.7%
Cost of Sales	455,791	202,195	253,596	125.4%
Gross Profit	$(80,001)	$74,783	(154,784)	(207.0%)
Operating Expenses:
General and Administrative Expenses	$4,224,576	$2,811,717	1,412,859	50.2%
Other Income (Expense) Net	(21,501)	(141,867)	120,366	(84.8%)
Net Loss	$4,326,708	$2,878,801	($1,447,277)	(50.3%)

RESULTS OF OPERATIONS-CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources as of June 30, 2007 as compared with liquidity and capital resources as of June 30, 2006.

On June 30, 2007, the Company had a working capital deficit of approximately $5,196,064 compared to June 30, 2006 when the Company had a working capital deficit of approximately $5,316,958. The Company’s working capital position improved by approximately $120,000 at June 30, 2007 as compared to June 30, 2006. The increase in working capital was primarily due to a decrease in cash of approximately $37,000 combined with decreases in inventory of $423,000, and prepaid expense of $497,000, offset by a decrease in accounts payable of approximately $1,000,000. Net cash used in operating activities was $2,581,616 for the six months ended June 30, 2007. Again, the increase in net cash used in operating activities between the six months ended June 30, 2007 and June 30, 2006 is attributable to an increase in accounts receivable of approximately $36,000, a decrease in accounts payable of approximately $1,000,000. Net loss of approximately $4,326,078 is reduced by non-cash items of depreciation and amortization amounting to approximately $2,300,000. Primary sources of cash inflows from operations are from sales of the VoiceStick®, VoiceStick® activation charges and pre-paid charges and receivables collected from sales to customers for the Company’s IAD, as well as the collection of revenue for carrying long distance calls and from monthly service fees. Future cash inflows from sales are subject to the Company’s pricing and ability to procure business at existing market conditions.

Net cash used in investing activities was approximately ($10,000) for the six months ended June 30, 2007 as compared to approximately ($74,000) for the same period in 2006. Both periods investing activities were primarily due to equipment purchases and/or payment for patents and trademarks.

Cash flows provided by financing activities were approximately $1,796,324 for the six months ended June 30, 2007 as compared to $1,098,240 for the same period in 2006. The principal source of cash for the second quarter of 2007 was from the issuance of promissory notes of $1,735,000.

OFF BALANCE SHEET ARRANAGEMENTS

None.

Item 3: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and principal financial officer has evaluated the Company’s controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officer has concluded that, as of the end of the period covered by this Quarterly Report, the Company’s controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There were no significant changes made in our internal controls over financial reporting during the three month period ended June 30, 2007 that have materially affected or are reasonably likely to materially affect these controls. This, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2007, the Company issued a total of 300,000 shares of Common Stock to one corporation. The shares were issued in connection with the execution of a consulting agreement with the Company. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by the Company of a registration statement.

In May 2007, the Company issued to Vestal Venture Capital three-year warrants to purchase an aggregate of 600,000 shares of Common Stock at an exercise price of $0.15 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in connection with the execution of a promissory note in the amount of $600,000 made to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by the Company of a registration statement.

Also in May 2007, a total of 1,125,334 shares of Common Stock were issued to 3 individuals and and one corporation in lieu of $140,453 of debt owed by the Company. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon the filing of a registration statement.

In June 2007, the Company issued to an individual three-year warrants to purchase an aggregate of 1,000,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in connection with the execution of a promissory note in the amount of $135,000 made to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by the Company of a registration statement.

Also in June 2007, the Company issued to two individuals and three corporations three-year warrants to purchase an aggregate of 5,100,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in connection with the execution of consulting agreements with the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by the Company of a registration statement.

In July 2007, the Company issued to Vestal Venture Capital three-year warrants to purchase an aggregate of 2,600,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in connection with the execution of a promissory note in the amount of $650,000 made to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by the Company of a registration statement.

Also in July 2007, the Company issued to one individual an aggregate of 1,800,000 shares of Common Stock upon the exercise of warrants. The warrants, exercisable at an average exercise price of $.09 per share, were issued in lieu of additional consideration for a loan extension to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things. However, these warrants are entitled to “piggyback registration” rights upon filing by the Company of a registration statement.

In August 2007, the Company issued to Audrey Braswell, a director, and Phillip Rapp, 750,000 and 250,000 shares, respectively, of Common Stock in accordance with the terms of promissory notes in the amounts of $750,000 and $250,000, respectively. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by the Company of a registration statement.

Item 3. Defaults Upon Senior Securities

None.

Item 4 Submission of Matters to a Vote of Security Holders

None

Item 5 Other Information

None

Item 6  Exhibits

The exhibits required to be filed with this Quarterly Report are set forth on the Exhibit Index filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

i2 TELECOM INTERNATIONAL, INC.

Date: August 15, 2007	/S/ Paul R. Arena

Paul R. Arena

Chief Executive Officer

(duly authorized signatory and
Principal Executive Officer)

EXHIBIT INDEX

3.1.1	Articles of Incorporation, as amended, incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.
3.1.2	Bylaws, as amended, incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

3.1.3	Certificate of Designations of Rights and Preferences for Series D Preferred Stock, incorporated by reference from the Company’s Current Report on Form 8-K filed August 13, 2004.

International, Inc.

3.1.4	Amendment to the Company’s Articles of Incorporation filed June 3, 2004, incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

3.1.5	Amendment to the Company’s Articles of Incorporation filed August 10, 2004, incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

3.1.6	Certificate of Designation of Rights and Preferences for Series E Preferred Stock, incorporated by reference from the Company’s Current Report on Form 8-K filed November 22, 2005.

3.1.7	Amendment to Articles of Incorporation dated April 17, 2006, incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006.

3.1.8	Articles of Amendment to the Articles of Incorporation incorporated by reference from the Company’s Schedule 14A Definitive Proxy Statement filed on June 22, 2007.

4.1	Non-Negotiable Secured Promissory Note for the benefit of Vestal Venture Capital dated July 9, 2007, incorporated by reference from the Company’s Current Report on Form 8-K/A filed on July 16, 2007.

4.2	Warrant dated July 9, 2007 for the benefit of Vestal Venture Capital, incorporated by reference from the Company’s Current Report on Form 8-K filed July 13, 2007.

4.3	Registration Rights Agreement by and between the Company and Vestal Venture Capital dated July 9, 2007, incorporated by reference from the Company’s Current Report on Form 8-K filed July 13, 2007.

10.1	Amended and Restated 2004 Stock Incentive Plan incorporated by reference from the Company’s Post-Effective Amendment to its Form S-8 Registration Statement.

10.2	Guaranty by and between Vestal Venture Capital and Paul Arena dated July 9, 2007, incorporated by reference from the Company’s Current Report on Form 8-K filed July 13, 2007.

10.3	Term Loan Agreement by and between the Company and Vestal Venture Capital dated July 9, 2007, incorporated by reference from the Company’s Current Report on Form 8-K filed July 13, 2007.

10.4	Loan Subordination Agreement by and between the Company and University Bank dated July 9, 2007, incorporated by reference from the Company’s Current Report on Form 8-K filed July 13, 2007.

10.5	Pledge Agreement by and between the Company and Vestal Venture Capital dated July 9, 2007, incorporated by reference from the Company’s Current Report on Form 8-K filed July 13, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer and Principal Financial Officer filed herewith.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer and Principal Financial Officer filed herewith.

Exhibit 31.1

Certification

I, Paul R. Arena, Chief Executive Officer and Principal Financial Officer of i2 Telecom International, Inc. certify that:

1.	I have reviewed this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 of i2 Telecom International, Inc.;
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

(b)

Designed such internal control over financial reporting or caused such internal control over financial reporting to be designed under supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation if financial statements for external purposes in accordance with generally accepted accounting principals.

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

As the small business issuer’s other certifying officer(s) and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: August 15, 2007

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

1.

The Quarterly Report on Form 10-QSB of the Company for the period ended June 30, 2007 (the “Periodic Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. §§78m or 78o(d)); and

2.	The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 15, 2007

/S/ Paul R. Arena
Paul R. Arena,

Chairman of the Board,

Chief Executive Officer and Principal Financial Officer