Form 10KSB/A
period 2006-12-31
I2 TELECOM INTERNATIONAL INC
filed 2007-08-23
CIK 949371

i2 TELECOM INTERNATIONAL, INC.

Filing Type:	10-KSB/A
Description:	Annual Report
Filing Date:	August 22, 2007
Period End:	Dec 31, 2006

Primary Exchange:	Over the Counter Includes OTC and OTCBB
Ticker:	ITUI

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to __________

Commission file number: 0-27704

i2 TELECOM INTERNATIONAL, INC.

(Name of Small Business Issuer in its Charter)

Washington	91-1426372
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

5070 Old Ellis Pointe, Suite 110 Roswell, GA	30076
(Address of Principal Executive Offices)	(Zip Code)

(404) 567-4750

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value

(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   x No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

?

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No X

The issuer’s revenues for its most recent fiscal year were $754,939.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as March 30, 2007 was approximately $14,386,842

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 30, 2007, 99,219,600 shares of the issuer’s common stock were outstanding.

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

Business of the Company

The Company, through its subsidiary, i2 Delaware, provides low-cost telecommunications services employing next-generation Voice over Internet Protocol (“VoIP”) technology. These operations are based in Roswell, Georgia. Through i2 Delaware, the Company controls its own proprietary technology and outsources the majority of its production and service functions with strategic partners. The Company, through i2 Delaware, provides the VoiceStick®, micro gateway adapters, VoIP long distance and other enhanced communication services to subscribers. The Company’s proprietary technology platform is built to the Session Initiation Protocol (“SIP”) standard. The Company’s revenue model now includes revenue from the sale of the VoiceStick® and other integrated access devices (“IADs”) along with recurring monthly subscriptions and call minute termination. The Company believes its proprietary technology provides meaningful advantages as compared to the technology of other VoIP providers particularly in the areas of quality of service, cost and robust feature set.

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

The Company believes that the growth of VoIP has been and continues to be driven primarily by:

•	increasing user demands for lower cost phone service;

•	improved quality and reliability of VoIP calls fueled by technological advances, increased network development and greater bandwidth capacity;

•	continuing domestic and international deregulation, opening new market opportunities for VoIP services;

•	new product innovations that allow VoIP providers to offer services not currently offered by traditional phone service companies; and

•	growing demand for long distance communication services driven by the increased mobility of the global workforce.

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

Competition

Domestically, the long distance market in the United States is highly competitive. The Company faces competition from several much larger providers and numerous similar-sized and smaller providers. This competition is based on price and service offerings, and the Company expects to continue to face competition based on price and service offerings from existing competitors. The principal competitive factors in the market include: price, quality of service, distribution, customer service, reliability, network capacity and the availability of enhanced communications services. Some of the Company’s competitors include AT&T, Inc., Sprint, Inc. and Regional Bell Operating Companies, which offer services and products competitive with the Company’s on the above factors, including offering their own pre-paid calling cards. Some providers, such as Vonage, Inc. and Net2Phone, Inc. offer VoIP services similar to what is offered by the Company.

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

Products and Services

The Company is a low cost long distance voice service provider with proprietary products such as the VoiceStick®, micro gateways and other non-proprietary related devices. I2 Telecom® and VoiceStick® are registered trademarks of the Company The Company uses highly optimized micro controllers and mixed signal integrated circuits, resulting in a very inexpensive and efficient communications platform that is secure and device agnostic. The quality of service issues common to previous VoIP designs (dropped calls, delays and echoes) have been greatly reduced. The Company’s state-of-the-art echo-canceling technology delivers sound quality comparable to a conventional phone call.

The VoiceStick® enables users to:

•	make unlimited calls to other subscribers anywhere in the world using the customer’s laptop and a broadband connection;

•	make local and long distance calls to people who use a normal telephone line using the Company’s least cost routing network that will provide competitive low cost long distance rates; and

•	receive their own direct inward dial (DID) phone number.

The VoiceStick® is a plug and play, portable key chain-sized device that inserts directly into the USB port of almost any desktop or notebook computer (including personal data assistants (“PDAs”). The VoiceStick® instantly allows the user to make domestic and international long distance calls via the internet, with the use of an included headphone and DID phone number. Once the VoiceStick® is installed in the USB port or the softphone application is downloaded from the Company’s website, a dial pad display enables the user to call any telephone in the world directly from the computer, using VoIP technology, at a fraction of normal long-distance rates.

The micro gateway enables users to:

•

make unlimited calls to other subscribers anywhere in the world using the customer’s existing phone

(no new or special IP phone required), at no cost other than the initial cost of the micro gateways and the monthly subscription fees;

•	make local and long distance calls to people who use a normal telephone line using the i2 Delaware least cost routing network that will provide competitive low cost long distance rates;
•	receive their own direct inward dial (DID) phone number.

A micro gateway is the size of a PDA and enables the user to make secure, worldwide phone calls over the Internet. Broadband users simply connect their broadband Internet service to the micro gateway and plug in their regular phone. The micro gateway combines state-of-the-art chipset design with patent pending architecture and proprietary software to produce performance believed by the Company to be competitive with other VoIP gateway architectures. Customers can also connect to the micro gateway through their personal computer (“PC”). Customers then activate their account by visiting the Company’s website and are ready to make calls. The subscriber can make unlimited free calls to other subscribers located anywhere in the world for the cost of the micro gateway and a nominal monthly subscription fee. The subscriber can also make domestic or global long distance calls to people who use a standard telephone line through the Company’s least cost routing network at highly competitive long distance rates.

The Company plans to introduce other enhanced services and products through its ongoing investment in research and development. The Company is integrating IM chat, video and Internet television, among other applications, into a communications portal. This would offer the user complete mobility within the home or office. The Company has enhanced cellular connectivity to the VoIP network through modifications to the micro gateway and its VoiceStick® service.

Business Strategy

The Company’s primary objective is to become a leading low cost provider of domestic and international long distance communications services to enterprise customers, small to middle market enterprises (“SMEs”), small office/home office (“SOHO”) users and individuals. The following is a summary of the key elements of the Company’s business and growth strategy:

Focus on markets where convenience and cost are key concerns-

•

The Company’s VoceStick® product fills the void in the market where portability, ease of use, and true plug-n-play is almost non-existent. The VoiceStick® allows anyone with a laptop or desktop and broadband access to turn their computer into a soft phone with true plug-n-play capabilities.

Utilize multi-tiered indirect distribution channels in international markets -

•

The Company will employ various distribution strategies in order to address its targeted international markets in the most efficient manner possible. Based upon the individual characteristics of each market, the Company will leverage its relationships with enterprise customers, telephone companies, major OEMs, cable companies, Internet Service Providers (“ISPs”) and distributors.

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

The primary target audience for the VoiceStick® are individuals and employees needing a second line, users of international telephony and individuals with access to broadband. The Company is also focused on the international markets with an emphasis on Asia Pacific, Central and South America as well as Europe. Additionally, the Company believes that foreign markets have the highest cost of long distance service and thus provide one of the best opportunities for the Company to offer significant cost savings to end users. To reach the end user segment, the Company will utilize an indirect sales strategy that leverages strategic relationships with telephone companies, major OEMs, cable companies, ISPs and distributors.

Since the United States is the most price competitive market, the Company is targeting the U.S. market through a differentiated approach of retail channels, agents and selected OEMs.

Customer Service

The Company’s customer support center is located in Roswell, Georgia, and offers Tier 1 and Tier 2 support with established escalation procedures and associated response metrics. Tier 3 support is provided by the Company’s remote engineering staff. The Company continues to explore the feasibility of offering 24/7 customer support services to further refine quality of service. Pursuant to its overall business strategy, the Company may elect to outsource this function in the future.

Intellectual Property

The Company has patents pending which include technology for a Telephony Protocol Engine, (“TPE”), which includes, but is not limited to technology involving Audio Compression Enhancement, (“ACE”) and various methods of originating VoIP communications. Additionally, there are 9 patents pending, including over 80 claims, and four registered trademarks which the Company believes offer substantial future value in the areas of cellular bridging, as well as for the “VoiceStick®, the first portable VoIP phone. It is further believed that this IP offers additional revenue potential through royalties and licenses.

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

As of the date of this report, the Company has only partly met the FCC’s order for E.911 compliance.

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

Manufacturing

The Company procures the flash memory for the VoiceStick® from commercial vendors and then programs the devices with its proprietary and licensed 3rd party software utilizing the Company’s proprietary code. The units are assembled and programmed in the U.S. For the micro gateway, the Company outsources the manufacturing through third parties mostly located in China. The Company believes that is has negotiated a very favorable, low cost manufacturing contracts that leverages purchasing power and global scale. The Company has also identified alternative sources of production. ®

Employees

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

The effectiveness of the Company’s executive officers

There can be no assurance that the Company can retain their executive officers, nor can there be assurance that the current management team will function successfully to implement the Company’s strategy. If they are unable to do so, then the Company’s business, financial condition and results of operations could be materially adversely affected.

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

International sales represented approximately 30 % of the Company’s revenues for the year ended December 31, 2006. Furthermore, the Company expects sales to international markets to increase as a percentage of revenues in the future. International sales are subject to a number of risks, including changes in foreign government regulations, laws, and communications standards; export license requirements; currency fluctuations, tariffs and taxes; other trade barriers; difficulty in collecting accounts receivable; longer accounts receivable collection cycles; difficulty in managing across disparate geographic areas; difficulties in hiring qualified local personnel; difficulties associated with enforcing agreements and collecting receivables through foreign legal systems; expenses associated with localizing products for foreign markets; and political and economic instability, including disruptions of cash flow and normal business operations that may result from terrorist attacks or armed conflict.

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

The Company has available to all of its Residential and Mobile Professional (“VoiceStick®”) customers access to emergency services with either VoIP E911 or 911 functionality.

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

Item 2. Description of Property

The Company leases approximately 3,500 feet in Roswell, Georgia for its corporate operations, and 100 square feet in downtown Atlanta for its Network Operation Center at a total monthly rent of $2,800 and $6,100, respectively. The Company is obligated under the lease in Roswell, Georgia until 2008. The Company’s lease for the Network Operating Center is on a month-to-month basis. The addresses for these locations are: 5070 Old Ellis Pointe Road, Suite 110 Roswell, Georgia, 30076 and 56 Marietta Street, Atlanta, Georgia, 30303

As of December 31, 2006, the Company’s future minimum lease obligations under the Company’s operating leases are as follows:

December 31, 2007	$34,380
December 31, 2008	$26,361
December 31, 2009	$-0-
December 31, 2010	$-0-
December 31, 2011	$-0-
Total	$60,741

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

On March 27, 2006, all federal claims against i2Telecom and related parties in the United States District Court in San Francisco were “dismissed with prejudice” by Judge Vaughn Walker. The claimants had asserted that they had ownership of certain core Intellectual Property of i2Telecom. In addition, the court declined to exercise supplemental jurisdiction over the remaining state law claims that were all “dismissed” as well. The Plaintiff’s have appealed the decision. No loss or liability has been recorded in the Company’s financial statements.  In the event of a favorable decision by the Appeals Court, the Company will be entitled to recover 800,000 shares of the Company’s common stock held in escrow and will be required to issue approximately 1,800,000 shares of common stock to shareholders of record on February 26, 2004, which represents the date of the DDN merger. On that date, approximately 1,800,000 were held from issuance pending the outcome of this litigation.

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

Trading in the Company’s common stock has generally been limited and sporadic, and should not be deemed to constitute an “established trading market”.

	High	Low
2004
1st Quarter	$2.30	$0.10
2nd Quarter	3.35	1.20
3rd Quarter	1.70	0.48
4th Quarter	0.90	0.54

2005
1st Quarter	$1.04	$0.67
2nd Quarter	0.61	0.29
3rd Quarter	0.44	0.29
4th Quarter	0.32	0.06

2006
1st Quarter	$0.12	$0.08
2nd Quarter	0.10	0.04
3rd Quarter	0.08	0.05
4th Quarter	0.12	0.03

2007
1st Quarter	$0.28	$0.11

The above prices represent inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

As of March 26, 2007, the Company had approximately 1,300 shareholders of record. The Company’s transfer agent is Continental Stock Transfer and Trust Company located at 17 Battery Place, New York, New York, 10004, (212)509-4000.

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

	Number of Securities to		Weighted Average		Number of Securities Remaining
	be Issued Upon Exercise		Exercise Price of		Available for Future Issuance
	of Outstanding Options		Outstanding Options		Under Equity
Plan Category	Warrants and Rights		Warrants and Rights		Compensation Plans
Equity compensation plans approved by security holders: (1)	7,764,409		$.19		2,025,682
Equity compensation plans not approved by security holders:	8,496,698	(2)(3)	$.45	(2)(3)	-0-

Total	16,261,107	$.33	2,025,682

(1)	Represents options granted pursuant to the Company’s 2004 Stock Incentive Plan.

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

Also in April 2006, 840,000 shares of Common Stock were issuable upon exercise of a warrant exercisable until April 11, 2011 to 5 individuals, Mssrs. Collins, Dohrman, Hamilton, Klages and Olson and 1 Trust, F/B/O, Mr. & Mrs. Swift, at an exercise price of $0.10 per share (subject to customary adjustments in accordance with the terms thereof). The warrants are issuable as compensation for services rendered by the shareholders to the Company. Brian Swift exercises on behalf of the “Trust” shareholder voting and dispositive power with respect to the shares of Common Stock registered hereby for the account of the shareholders. The shareholders are an affiliate of a registered broker-dealer. The shareholders have certified to the Company that the shareholders received the securities convertible or exercisable into the shares of Common Stock registered hereby in the ordinary course of business and at the time of such receipt had no agreements or understandings with any person to distribute such shares of Common Stock. The warrants were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2).

Also in April 2006, the Company had issuable to Mssrs. Lippert and Heilshorn, consultants to the Company, an aggregate of 180,000 shares of Common Stock in lieu of $18,000 in fees due. The shares were issued in connection with services provided by them to the Company. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing of the Company’s next registration statement. The Company filed a registration statement which the Securities & Exchange Commission declared effective on May 10, 2006. Additionally, the Company issued to Mssrs. Lippert and Heilshorn three-year warrants to purchase aggregate of 54,000 shares of Common Stock at an exercise price of $1.00 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in lieu of additional consideration for a discount to the consulting agreement with the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

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

Also in May 2006, 1,225,000 shares of restricted Common Stock were issuable upon exercise of a warrant exercisable until May 11, 2011 to 5 individuals, Mssrs. Collins, Dohrman, Hamilton, Klages and Olson and 1 Trust, F/B/O, Mr. & Mrs. Swift, at an exercise price of $0.10 per share (subject to customary adjustments in accordance with the terms thereof). The warrants were issuedas compensation for services rendered by the shareholders to the Company. Brian Swift exercises on behalf of the “Trust” voting and dispositive power with respect to the shares of Common Stock registered hereby for the account of the shareholder. The shareholders are an affiliate of a registered broker-dealer. The shareholders have certified to the Company that the shareholders received the securities convertible or exercisable into the shares of Common Stock registered hereby in the ordinary course of business and at the time of such receipt had no agreements or understandings with any person to distribute such shares of Common Stock. The warrants were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2)

Also in May 2006, the Company issued to Mssrs. Arena, Braswell and Phipps three-year warrants to purchase aggregate of 826,974 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in consideration of collateral made available for benefit of the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

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

In July 2006, the Company issued to one investor Vestal Venture Capital and University Bank three-year warrants to purchase aggregate of 200,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in lieu of additional consideration for loan extensions to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things. Also, in July 2006, 2,000,000 shares of Common Stock were issued to 1 corporation, an institutional investor of the Company’s Series D convertible preferred shares which were converted. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, a portion of these shares are have been registered with the Company’s last registration statement now in effect.

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

In August 2006, 75,000 shares of Common Stock were issued to one individual, an investor of the Company’s Series D convertible preferred shares which were converted. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, a portion of these shares have been registered in the Company’s last registration statement now in effect.

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

In February 2007, the Company issued to Joel Katz an aggregate of 1,000,000 shares of Common Stock in lieu of $100,000 in consulting fees due. The shares were issued in connection with consulting services provided by him to the Company. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by the Company of a registration statement

Also in February 2007, the Company issued to five individuals, an aggregate of 970,000 shares of Common Stock in lieu of $112,150 in fees due. The shares were issued in connection with services provided by them to the Company. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by the Company of a registration statement.

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

Also in March 2007, a total of 3,288,700 shares of Common Stock were issued to 16 individuals and institutional investors who exercised warrants received upon the purchase of the Company’s Series C convertible preferred shares. The Company received $394,644 from the warrant exercise. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon the filing of a registration statement

Also in March 2007, the Company issued to Mssrs. Troon, McGraw and Glazov an aggregate of 2,878,571 shares of Common Stock upon the exercise of warrants. The warrants, exercisable at an average exercise price of $.125 per share, were issued in lieu of additional consideration for a loan extension to the Company. Mssrs. Troon, McGraw and Glazov exercised the warrants under the cashless exercise provisions of their warrant agreement. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon the filing of a registration statement.

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

As a result of the Merger and the Asset Sale, all of the operations of the Company now consist of the operations of its wholly-owned subsidiary, i2 Delaware. i2 Delaware is a low-cost telecommunications service provider employing next-generation VoIP technology with operations based in Atlanta, Georgia i2 Delaware controls its own proprietary technology and outsources its production and service functions with strategic partners. i2 Delaware VoIP long distance and other enhanced communication services through the VoiceStick and micro gateway adapters to subscribers. i2 Delaware’s proprietary technology platform is built to the Session Initiation Protocol standard. i2 Delaware’s revenue model is multi-faceted and includes prepaid revenue from the sale of its micro gateway integrated access device, recurring monthly subscriptions, call minute terminations, and original VoiceStick® and equipment manufacturer royalties.

The audited financial statements for i2 Delaware as of and for the period ended December 31, 2006 are included elsewhere in this Annual Report.

Results of Operations

2006 Compared to 2005

Revenues increased to $754,939 in 2006 from $485,485 in 2005 , attributable to an increase in the number of subscribers to the Company’s products.

Cost of Goods Sold decreased to $810,399 in 2006 from $1,231,389 in 2005. The decrease is attributable to a write down in inventory taken during 2005.

Gross loss decreased to $56,060 in 2006, compared to a loss of $745,904 in 2005. The improvement is applicable to efficiencies implemented in our business in 2006. Furthermore, our results in 2005 were negatively impacted s due to an increase in G&A expense combined with the write off of obsolete inventory..

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

Changes in the Company’s other expenses are as follows:

	For the year ended December 31,
	2006	2005	Percentage Change
Interest Income	942	4,008	-76.50
Interest & Dividend (Expense)	(466,346)	(79,750)	-484.50
Gain on Forbearance of Debt	33,675	350,960	N/A
Loss on Disposal of Assets	(5,981)	(0)	N/A

Total Other Income (Expenses)	(437,710)	275,218	N/M

Series D & E Preferred Stock Dividends Accrued	(365,888)	(400,237)	N/M

Financial Condition, Liquidity and Capital Resources

The Company’s net cash used in operating activities for 2006 was $2,328,688 as compared to $4,282,626 used in operating activities during 2005. The decrease in cash used in operating activities primarily resulted from an improvement in operating results in 2006 as compared to 2005. Net cash used in investing activities in 2006 was $93,397 as compared to $331,924 in 2005. The decrease in net cash used in investing activities was due to a reduction of equipment purchases in 2006 as compared to 2005. Net cash provided by financing activities was $3,060,693 in 2006 as compared to $4,552,626 in 2005. The decrease in cash provided by financing activities was due to a reduction in the amount financed in shareholder loans stock and notes payable of approximately $2,617,648, a decrease in sales of common and preferred stock of $1,401,000, a reduction in dividends paid of $148,999, all offset by an increase in proceeds of convertible notes of $3,375,000.

Proceeds from exercise of stock options and warrants provided cash of $19,475 in 2006 as compared to $646,000 in 2005.

The Company has no current commitments or obligations for future capital expenditures. A summary of the Company’s debt and lease obligations at December 31, 2006 are as follows:

	Obligations payable in
	Less than 1 year	1 to 3 years	Total
Debt	$5,711,607	$-0-	$5,711,607
Leases	34,380	26,361	60,741

Total	$5,745,987	$26,361	$5,772,348

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

Item 8B. Other Information

On March 29, 2006, the shareholders of the Company approved by majority of the voting shares to increase the total number of shares which the corporation is authorized to issue to 250,000,000 of common stock having no par value and 5,000,000 shares of preferred stock having no par value.

On April 17, 2006, the Company issued 1,663,611 shares of common stock in lieu of $251,234 of interest owed in respect of the Company’s outstanding Preferred Stock Series D and Preferred Stock Series E.

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

The Certificate of Designations of Rights and Preferences of Preferred Stock Series D was amended to include the following changes:

(a) “Standard Conversion Price” means, with respect to the Preferred Shares, as of any Conversion Date or other date of determination, $0.20, subject to adjustment as provided herein.

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

Name	Age	Position
Paul R. Arena	48	Director, Chief Executive Officer, Chairman of the Board and Secretary
James R. Rose	50	Director and Chief Technical Officer
Douglas F. Bender	57	General Manager, Senior Vice President Engineering
Audrey L. Braswell	77	Director
D. Christer Bylander	51	Director

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

Douglas F. Bender, General Manager and Senior Vice President of Engineering

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

Dr. Audreay Braswell, Director

Dr. Braswell has served as a director of the Company since June 2004 and a director of i2 Delaware since February 2002. Since 1974, Dr. Braswell has served as President and owner of Vista Pacifica Enterprises, Inc., an operator of several health care facilities in California. For the past 35 years, Dr. Braswell has been engaged in various levels of health, education, and social assistance activities. Dr. Braswell is also a real estate developer of residential, commercial and industrial properties. .Dr. Braswell previously served on the board of directors of Cereus Technology Partners from

March 1997 to October 1999. Dr. Braswell obtained a Ph.D. from Oregon State University in 1963, received an MS from Oregon State University in 1959, an MA from Los Angeles State College in 1954, and a BS from Bethany Nazarene College in 1949.

D. Christer Bylander, Director

Mr. Bylander began serving as a director of the Company in May, 2006.  From May 2004 to present, Mr. Bylander has been the founder, Chairman and CEO Exxiss Computer Corporation, CEO of Notebook Design International, LLC, a computer branding company, and a Director of  IT vendor NGendo Systems, LLC operating under U.S. Government minority preferment. In March, 2007 he became a partner of IonIdea, Inc., an IT outsourcing/ offshoring company with production facilities in the United States, India, and Ukraine. In October, 1995, Mr. Bylander founded International American Group (IAG), specializing in business development to the manufacturing and IT/ telecommunications industries. While at IAG, he also served as U.S. President and CEO of a European telecommunications company, U.S. President and CEO of a global manufacturing group, Managing Director of a software developer in the financial services industry, and COO of a top Gartner-rated eBusiness infrastructure company. Mr. Bylander received a bachelors degree in economics from Uppsala Cederblads in Sweden in 1978 and attended De La Salle in the Philippines and Sigtunaskolan in Sweden prior to that. Between 1993 and 1996 he participated in the MBA program at Oxford Brookes University (formerly Oxford Polytechnic) in Oxford, England.

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

Dr. Braswell and Mr. Bylander are the Company’s independent directors as defined under Nasdaq Rule 4200(a)(14).

Audit Committee

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

Code of Ethics

The Company has adopted a Code of Ethics and Conduct that applies to all of the Company’s employees, including the Company’s Executive Officers. The Company shall provide to any person without charge, upon request, a copy of the Company’s Code of Ethics and Conduct. Such requests should be directed to the Secretary of i2 Telecom International, Inc. at 5070 Old Ellis Pointe, Suite 110, Roswell, Georgia 30076.

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

Item 10. Executive Compensation.

Director Compensation

As compensation for board fees for service to the Company in 2006, the Board of Directors awarded each then-serving director Dr Braswell options to purchase, 75,000 shares of common stock.

Executive Compensation

The following table sets forth certain information regarding cash and non-cash compensation paid by the Company during each of the Company’s last three fiscal years to the Company’s Chief Executive Officer and the other most highly compensated executive officers of the Company whose annual compensation exceeded $100,000 during the fiscal year ended December 31, 2006 (the “Named Persons”).

				Long-Term
	Annual Compensation			Compensation
Name and Principal Position	Year	Salary	Bonus	Awards Securities
				Underlying Options
Paul R. Arena, Chairman &	2006	$111,550	$-0-	-0-
Chief Executive Officer	2005	206,750	-0-	-0-
	2004	206,750	-0-	-0-

James R. Rose	2006	$123,270	$-0-	-0-
Chief Executive Officer & Director	2005	150,000	-0-	-0-
	2004	-0-	-0-	-0-

James Fultz, Former President &	2006	$-0-	$-0-	-0-
Chief Operating Officer (1)	2005	216,000	-0-	-0-
	2004	-0-	-0-	-0-

Douglas F. Bender, GM &	2006	$78,481	$-0-	-0-
Sr.Vice President Engineering	2005	135,000	-0-	-0-
	2004	120,399	-0-	-0-

Jerome A. Lumpkin, Former Sr. Vice President	2006	$-0-	$-0-	-0-
North American Sales	2005	180,000	-0-	-0-
	2004	107,632	-0-	-0-

(1)	Mr. Fultz served as President and COO of the Company from May 1 until October 31, 2005.

(2)	Mr. Lumpkin served as Vice President North American Sales of the Company until June 17, 2005.

Option Grants in Last Fiscal Year

During the year ended December 31, 2006, the Company did not grant any options to its Named Executive Officers.

Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information concerning the value at December 31, 2006, of the unexercised options held by each of the Named Executive Officers. The value of unexercised options reflects the increase in market value of the Common Stock from the date of grant through December 31, 2006.

		Number of Securities Underlying Unexercised Options at Fiscal Year-End			Value of Unexercised In-The-Money Options at Fiscal Year-End (1)
Name	Exercisable		Unexercisable		Exercisable		Unexercisable
Paul R. Arena		3,044,436		0		$0		$0
James R. Rose		1,175,000		0		$0		$0
Douglas Bender		1,088,042		0		$0		$0
Jerome Lumpkin		665,758		0		$0		$0

(1)	Value of the Company’s unexercised, in-the-money options based on the average of the high and low price of a share of the Common Stock as of December 31, 2006, which was $0.

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

		Common Stock Beneficially Owned (1)
Name of Beneficial Owner (2)	Number of Shares of Common Stock			Percentage ofClass (3)
Paul R. Arena‡ †		8,047,553	(4)		8.1%
Audrey L. Braswell†		6,898,632	(5)		7.0
James R. Rose‡ †		2,053,383	(6)		2.1
Douglas Bender‡		2,405,082	(7)		2.4
D. Christer Bylander‡		1,100,000	(8)\		1.1
Vestal Venture Capital		45,070,907	(9)		32.3
Renaissance Capital		13,761,572	(10)		12.5
All executive officers and directors as a group (5 persons)		20,464,650			13.6

†	Director of the Company
‡	Officer of the Company

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

(2)	The address of each executive officer and director of the Company is 5070 Old Ellis Pointe Road, Suite 110 Roswell, Georgia.30076
(3)

In accordance with regulations of the SEC, the percentage calculations are based on shares of Common Stock issued and outstanding as of March 30, 2007, plus shares of Common Stock which may be acquired within 60 days of March 30, 2007, by each individual or group listed.

(4)

Includes (i) 60,890 shares of Common Stock held by Mr. Arena’s wife, (ii) 83,712 shares of Common Stock held in trust for the benefit of Mr. Arena’s children, and (iii) 3,044,436 shares of Common Stock issuable upon exercise of certain options and warrants.

(5) (6) (7) (8)

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

Item 12. Certain Relationships and Related Transactions and Director Independence

Described below are certain transactions or series of transactions between us and our executive officers, directors and the beneficial owners of 5% or more of our common stock, on an as converted basis, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of our total assets as of year-end for the last three completed fiscal years, other than compensation arrangements that are otherwise required to be described under “Executive Compensation”.

Dr. Braswell and Mr. Bylander are the Company’s independent directors as defined under Nasdaq Rule 4200(a)(14).

In February 2006, Dr Braswell provided a short term loan to the Company in the amount of $25,000. In connection with such loan, the Company issued to Dr. Braswell warrants to purchase 10,000 shares of Common Stock, in lieu of interest on such loans. The warrants have an exercise price of $.20 per share and are exercisable immediately for a three-year period.

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

Also in May 2006, the Company issued to D. Christer Bylander, a director, three –year stock options to purchase an aggregate of 1,000,000 shares of Common Stock. The options have an exercise price of $.10 per option share.

In August 2006, the Company issued to Dr. Braswell 332,190 shares of Common Stock, in settlement of principal and interest related to a loan in the amount of $150,000 provided to the Company in 2005.

In December 2006, Mr. Arena and Dr. Braswell purchased 714,286 shares and 714,286 shares, respectively, of Common Stock for $50,000 and $50,000, respectively.

In January 2007, the Company issued to Mr. Arena and Dr. Braswell, 908,212 shares and 544,970 shares, respectively, of Common Stock in satisfaction of outstanding promissory notes, with interest, totaling $90,821.26 and $54,487.09, respectively. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing of the Company’s next registration statement.

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

Item 14. Principal Accountant Fees and Services

Freedman & Goldberg, CPA’s (“Freedman”) billed $67,901 and $74,873 for fiscal year 2006 and 2005, respectively.

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

i2 TELECOM INTERNATIONAL, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

December 31, 2006 and 2005

Table of Contents	Page
Report of Independent Registered Public Accountant	1
Consolidated Balance Sheets	2-3
Consolidated Statements of Operations	4
Consolidated Statements of Stockholders’ Equity	5-6
Consolidated Statements of Cash Flows	7
Notes to Consolidated Financial Statements	8-22

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

ERIC W. FREEDMAN MICHAEL GOLDBERG DAVID C. GREIP JULIE A. CHEEK WILLIAM A. MARSHALL AMY S. JACKNOW \JUDY COOPER	31150 NORTHWESTERN HIGHWAY, SUITE 200 FARMINGTON HILLS, MICHIGAN 48334 (248) 626-2400 FAX: (248) 626-4298

Report of Independent Registered Public Accountant

To the Board of Directors

i2 Telecom International, Inc. and Subsidiaries

5070 Old Ellis Pointe

Suite 110

Roswell, Georgia 30076

We have audited the accompanying consolidated balance sheets of i2 Telecom International, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Respectfully,

/s/ Freedman & Goldberg

Freedman & Goldberg

Certified Public Accountants

Farmington Hills, MI

April 2, 2007,except for Notes 5, 11 and 19 which are dated August 22, 2007

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

As of December 31, 2006 and 2005

ASSETS

	2006 As Restated	2005
Current Assets
Cash Restricted Cash Accounts Receivable, Net of Allowance for Doubtful Accounts of $-0- and $235,000, respectively	$ 807,811 -0- 59,822	$ 238 168,965 69,927
Inventories	355,900	732,663
Prepaid Expenses and Other Current Assets	81,262	84,407
Total Current Assets	1,304,795	1,056,200

Property and Equipment, Net	764,426	1,206,982

Other Assets
Intangible Assets Deposits	3,349,834 27,840	3,349,834 61,540
Total Other Assets	3,377,674	3,411,374

Total Assets	$ 5,446,895	$ 5,674,556

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

As of December 31, 2006 and 2005

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
	2006 As Restated	2005
Current Liabilities Accounts Payable and Accrued Expenses Deferred Revenue Convertible Bonds, Net of Discounts of $802,216 and $-0-, Respectively Notes Payable-Current Notes Payable-Related Parties	$ 4,078,375 56,000 2,147,784 2,761,607 -0-	$ 3,797,814 -0- -0- 2,780,625 -0-
Total Current Liabilities	9,043,766	6,578,439

Stockholders' Equity (Deficit)

Preferred Stock, No Par Value 7% Cumulative,

5,000,000 Shares Authorized, 4,495 and 4,910

Shares Issued and Outstanding, respectively

Common Stock, No Par Value, 250,000,000

Shares Authorized, 77,183,480, and 37,460,159

Shares Issued and Outstanding, respectively

Restricted Stock

Common Stock (Related to No Par Value

above), 1,003,784and 382,568 Shares Issued

and Outstanding, respectively.

Additional Paid-In Capital

Accumulated Deficit

	4,470,000 17,175,150 143,473 2,505,384 (27,890,878)	4,885,000 14,651,858 191,946 1,092,126 (21,724,813)
Total Stockholders' Equity (Deficit)	(3,596,871)	(903,883)
Total Liabilities and Stockholders' Equity (Deficit)	$ 5,446,895	$ 5,674,556

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005
Revenue	$ 754,939	$ 485,485

Cost of Revenue	810,999	1,231,389

Gross Profit (Loss)	(56,060)	(745,904)

General and Administrative Expenses	5,306,407	7,216,844

Loss From Operations	(5,362,467)	(7,962,748)

Other Income (Expense) Interest Income Interest Expense Gain on Forbearance of Debt Loss on Disposal of Assets	942 (466,346) 33,675 (5,981)	4,008 (79,750) 350,960 -0-
Total Other Income (Expense)	(437,710)	275,218
Loss Before Cumulative Effect of Accounting Change	(5,800,177)	(7,687,530)
Cumulative Effect of Accounting Change On Years Prior to 2005, Net of Income Tax of $-0-	-0-	(340,117)
Net Loss	(5,800,177)	(8,027,647)
Dividends on Preferred Stock	(365,888)	(400,237)
Net Loss Available to Common Shareholders	$ (6,166,065)	$ (8,427,884)

Weighted Average Common Shares: Basic	54,637,647	36,779,820
Basic Earnings Per Common Share: Loss Before Cumulative Effect of Accounting Change Cumulative Effect of Accounting Change	$ (.11) (.00)	$ (.22) (.01)
Net Loss	$ (.11)	$ (.23)

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2006 and 2005

	Preferred Stock Shares	Preferred Stock Par Value	Common Stock Shares	Common Stock No Par Value	Restricted Common Stock Shares

Balance, January 1, 2005	4,175	$ 4,175,000	34,491,402	$ 13,035,158	991,858
Issuance of Preferred Stock	1,400	1,375,000	-0-	-0-	-0-
Conversion of Preferred to Common	(665)	(665,000)	831,250	665,000	-0-
Exercise of Options and Warrants	-0-	-0-	1,528,217	646,000	-0-
Transfer of Restricted Units	-0-	-0-	609,290	305,700	(609,290)
Stock Compensation	-0-	-0-	-0-	-0-	-0-
Cumulative Effect of Accounting Change	-0-	-0-	-0-	-0-	-0-
Net Loss for the Year Ended December 31, 2005	-0-	-0-	-0-	-0-	-0-
Dividends Paid on Preferred Stock	-0-	-0-	-0-	-0-	-0-
Balance, December 31, 2005	4,910	$ 4,885,000	37,460,159	$ 14,651,858	382,568
Issuance of Common Stock			7,428,573	276,494	-0-
Conversion of Preferred to Common	(415)	(415,000)	2,075,000	415,000	-0-
Warrants Issued With Convertible Bonds	-0-	-0-	-0-	-0-	-0-
Conversion of Convertible Debt	-0-	-0-	14,707,310	425,000	-0-
Stock Dividend on Preferred Stock	-0-	-0-	1,663,611	251,239	-0-
Exercise of Options and Warrants	-0-	-0-	1,959,372	19,475	-0-
Transfer of Restricted Units	-0-	-0-	5,878,784	488,473	(5,878,784)
Stock Compensation	-0-	-0-	-0-	-0-	-0-
Stock Issued for Services and Debt	-0-	-0-	6,010,671	647,611	6,500,000
Net Loss for the Year Ended December 31, 2005	-0-	-0-	-0-	-0-	-0-
Dividends on Preferred Stock	-0-	-0-	-0-	-0-	-0-
Balance, December 31, 2006	4495	4,470,000	77,183,480	17,175,150	1,003,784

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2006 and 2005

Restricted Common Stock No Par Value	Restricted Preferred Stock Shares	Restricted Preferred Stock Value	Additional Paid-In Capital	Accumulated Deficit	Total

$ 497,646	-0-	-0-	404,100	(13,296,929)	4,814,975
-0-	-0-	-0-	-0-	-0-	1,375,000
-0-	-0-	-0-	-0-	-0-	-0-
-0-	-0-	-0-	-0-	-0-	646,000
(305,700)	-0-	-0-	-0-	-0-	-0-
-0-	-0-	-0-	347,909	-0-	347,909
-0-	-0-	-0-	340,117	-0-	340,117
-0-	-0-	-0-	-0-	(8,027,647)	(8,027,647)
-0-	-0-	-0-	-0-	(400,237)	(400,237)
$ 191,946	-0-	-0-	$ 1,092,126	$ (21,724,813)	$ (903,883)
-0-	-0-	-0-	243,506	-0-	520,000
-0-	-0-	-0-	-0-	-0-	-0-
-0-	-0-	-0-	802,216	-0-	802,216
-0-	-0-	-0-	-0-	-0-	425,000
-0-	-0-	-0-	-0-	-0-	251,239
-0-	-0-	-0-	-0-	-0-	19,475
(488,473)	-0-	-0-	-0-	-0-	-0-
-0-	-0-	-0-	367,536	-0-	367,536
440,000	-0-	-0-	-0-	-0-	1,087,611
	-0-	-0-	-0-	-0-	-0-
-0-	-0-	-0-	-0-	(5,800,177)	(5,800,177)
-0-	-0-	-0-	-0-	(365,888)	(365,888)
$ 143,473	-0-	-0-	$2,505,384	$ (27,890,878)	$(3,596,871)

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2006 and 2005

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005

Cash Flows From Operations

Net Loss From Continuing Operations

Adjustments to Reconcile Net Income to Net

Cash Provided By Operating Activities

Bad Debts

Depreciation and Amortization

Loss on Disposal of Assets

Gain on Forbearance of Debt

Stock Compensation

Cumulative Effect of Accounting Change

(Increase) Decrease In:

Accounts Receivable

Inventories

Prepaid Expenses

Other Assets

Increase (Decrease) In:

Accounts Payable and Accrued Expenses

Deferred Revenue

	$ (5,800,177) -0- 1,177,751 5,981 (33,675) 608,706 -0- 10,105 376,763 25,445 33,700 1,210,713 56,000	$ (8,027,647) 167,857 497,343 -0- (350,960) 311,629 340,117 (5,413) 228,393 29,575 16,624 2,609,757 (99,901)
Net Cash Used In Operating Activities	(2,328,688)	(4,282,626)
Cash Flows From Investing Activities Equipment Purchases Payments for Patents and Trademarks	(93,397) -0-	(298,175) (33,749)
Net Cash Used In Investing Activities	(93,397)	(331,924)

Cash Flows From Financing Activities

Proceeds From Shareholder Loans

Payments of Shareholder Loans

Proceeds from Issuance of Convertible Notes

Proceeds From Notes Payable

Payment of Notes Payable

Issuance of Common Stock

Issuance of Preferred Stock

Payment for Financing Cost

Dividends Paid

	-0- -0- 3,375,000 344,000 (438,018) 520,000 -0- (759,764) -0-	649,500 (74,500) -0- 2,325,000 (119,375) 546,000 1,375,000 -0- (148,999)
Exercise of Options	19,475	-0-
Net Cash Provided By Financing Activities	3,060,693	4,552,626

Increase (Decrease) in Cash	638,608	(61,924)
Balance, Beginning of Period	169,203	231,127
Balance, End of Period	$ 807,811	$ 169,203

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006 and 2005

Note 1. Summary of Significant Accounting Policies

This summary of significant accounting policies of i2 Telecom International, Inc. and Subsidiary (the “Company”) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

E.

Inventories - Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis. Inventory classifications as of December 31, 2006 and 2005 consisted of the following:

	2006	2005
Raw Material Work in Process Finished Goods	$-0- -0- 355,900	$187,055 -0- 545,608
	$ 355,900	$ 732,663

F.	Costs associated with the obtaining loans have been capitalized and are being amortized on a straight-line basis over the life of the loan.

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

	2006	2005
Net Income (Loss) Less: Preferred Dividends	$ (5,800,177) (365,858)	$ (8,027,647) (400,237)
	$ (6,166,065)	$ (8,427,884)
Weighted Average Shares Outstanding Net Diluted Effect of Stock Options	54,637,647 -0-	36,779,820 -0-
Diluted Average Shares Outstanding	54,637,647	36,779,820

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006 and 2005

Note 1. Summary of Significant Accounting Policies – (continued)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006 and 2005

Note 2. Property and Equipment

The major components of property and equipment at December 31, 2006 and 2005 are as follows:

	2006	2005
Network Equipment Office Equipment Software Lab Equipment Furniture and Fixtures	$ 797,438 212,086 733,177 40,277 43,884	$ 775,571 162,348 910,677 40,277 68,151
Less: Accumulated Depreciation	1,826,862 1,062,436	1,957,024 750,042
Net Property and Equipment	$ 764,426	$ 1,206,982

Depreciation charged to operations was $356,272 and $358,956 for the years ended December 31, 2006 and 2005, respectively.

Note 3. Intangible Assets

Intangible assets at December 31, 2006 and 2005 consisted of the following:

	2006	2005
Patent Pending Technology	$ 3,190,917	$ 3,190,917
Trademark	158,917	158,917
	3,349,834	3,349,834

The Company has filed for several patents that are pending. Therefore, the life is currently indeterminable and the cost of the patents are not amortizable. As of December 31, 2006, the Company has determined there in no impairment of the intangible assets.

Note 4. Notes Payable

Notes Payable as of December 31, 2006 and 2005 consisted of the following:

	2006	2005
a:8% note payable due to an individual previously affiliated with SuperCaller. The principal and all accrued interest are due and payable upon the Company obtaining certain levels of equity funding	$50,000	$50,000
b. 6% note payable due to an individual previously affiliated with SuperCaller. The principal and all accrued interest are due and payable upon the Company obtaining certain levels of equity funding.	50,000	50,000

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006 and 2005

c. 8% note payable to a bank. The principal and all accrued interest were due on December 31, 2006. The note was paid off in full during 2006. The note was unsecured and guaranteed by an officer of the Company.	-0-	80,625

Note 4. Notes Payable (continued)

	2006	2005
d. 10% note payable due to an individual shareholder of the company payable in monthly installments of $4,000, including interest, through August 31, 2007 when all outstanding principal and interest is due. The note is unsecured and guaranteed by an officer of the Company.	273,000	250,000
e. 12% note payable due to a corporation. The principal and all accrued interest were due on September 30, 2005. The note is unsecured and guaranteed by an officer of the Company. In March 2007, the maturity date was extended until June 30, 2007.	100,000	100,000
f. 12% note payable due to an corporation. The principal and all accrued interest were due on March 15, 2007. In January 2007, the note and accrued interest was paid off via the issuance of common stock.	300,000	300,000
g. 12% note payable to an officer & director of the Company. The principal and accrued interest were due on September 15, 2006. The note is unsecured. In January 2007, the note and accrued interest was paid off via the issuance of common stock.	75,000	75,000
h. 12% note payable due to an individual. The principal and accrued interest were due on September 15, 2006. The note is unsecured. In January 2007, the note and accrued interest was paid off via the issuance of common stock.	50,000	50,000
i. 12% note payable due to an individual. The principal and accrued interest were due on September 15, 2006. The note is unsecured. In January 2007, the note and accrued interest was paid off via the issuance of common stock.	50,000	50,000
j. 12% note payable due to an individual. The principal and all accrued interest were due on August 15, 2006. The note was unsecured and guaranteed by an officer of the Company. The note was paid in full during 2006.	-0-	50,000

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006 and 2005

k. 10% note payable due to an corporation. The note requires weekly payments of $3,000, including interest, until paid in full. In addition to weekly payments, the note requires payments of $10,000 for every $100,000 of new capital raised. The note is unsecured.	133,607	200,000
l. 13% note payable due to a corporation. The principal and all accrued interest are due on March 15, 2007. The note is unsecured. The note was paid off in March 2007 (See Note 19)	1,000,000	1,000,000
ml. 13% note payable due to a corporation. The principal and all accrued interest are due on March 15, 2007. The note is unsecured. The note was paid off in March 2007 (See Note 19)	100,000	0,000
n. 13% note payable due to a corporation. The principal and all accrued interest are due on March 15, 2007. The note is unsecured. The note was paid off in March 2007 (See Note 19)	100,000	100,000
o. 12% note payable due to an individual. The principal and accrued interest were due on September 15, 2006. The note is unsecured. In January 2007, the note and accrued interest was paid off via the issuance of common stock.	50,000	50,000

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006 and 2005

Note 4. Notes Payable (continued)

	2006	2005
p. 12% note payable due to an individual. The principal and accrued interest were due on September 15, 2006. The note is unsecured. In January 2007, the note and accrued interest was paid off via the issuance of common stock.	50,000	50,000
q. 12% note payable due to a corporation. The principal and all accrued interest were due on February 20, 2006. The note was paid in full in May 2006. The note was unsecured.	-0-	175,000
r. 8% note payable to an individual. The principal and all accrued interest were due on February 18, 2006. The note is unsecured. In March 2007, the maturity date was extended until June 30, 2007.	25,000	25,000
s. 8% note payable to an individual. The principal and all accrued interest were due on February 18, 2006. The note is unsecured. In March 2007, the maturity date was extended until June 30, 2007 .	25,000	25,000
s. 12% note payable to an individual. The principal and all accrued interest was due on March 15, 2007. The note is unsecured. In March 2007, the maturity date was extended until June 30, 2007 .	100,000	-0-
s. 12% note payable to an individual. The principal and all accrued interest were due on March 15, 2007. The note is unsecured. In March 2007, the maturity date was extended until June 30, 2007.	200,000	-0-
v. Non-interest bearing note payable to a corporation due on January 31, 2007. The note is unsecured	30,000	-0-
Total Long Term Debt	2,761,607	2,780,625
Less: Current Portion	2,761,607	2,780,625
Long-Term Portion	$ -0-	$ -0-

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

Note 5. Convertible Bond (continued)

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

The Company and its subsidiaries granted Cornell a security interest in certain of its assets pursuant to a Security Agreement dated January 9, 2006 between the Company and Cornell and a Debenture dated January 9, 2006 between i2 Telecom International Limited and Cornell (collectively, the “Security Agreements”). The Company entered into a Pledge and Escrow Agreement with Cornell, dated January 9, 2006 (the “Pledge Agreement”) whereby the Company agreed to pledge 100,000,000 shares of its common stock until such time all obligations under the Debentures have been satisfied. In December 2005, pursuant to the Pledge Agreement, the Company delivered to the Escrow Agent stock certificates representing 26,886,667 shares of the Company’s common stock with the remaining 73,113,333 shares of common stock delivered in 2007 when the authorized shares of the Company’s common stock was increased to 250,000,000 shares. Additionally, certain of the Company’s shareholders pledged and delivered to the Escrow Agent stock certificates representing a total of 8,269,751 shares of common stock (the “Stockholder Pledge Shares”) pursuant to Pledge Agreements entered into by and among the shareholders, the Company and Cornell dated January 9, 2006 (the “Shareholder Pledge Agreements”). The Stockholder Pledge Shares will be returned to the shareholders when the Company completes delivery of the Company Pledge Shares to the Escrow Agent. The Company paid Yorkville Advisors, LLC a structuring fee of $15,000 and paid a commitment fee equal to 10% of the total purchase price of the Debentures upon the funding of the Debentures. Cornell also received a three-year warrant to purchase 7,150,000 shares of common stock at an exercise price of $0.07 per share (the “Warrant”).

During the year ended December 31, 2006, Cornell converted $425,000 of the convertible bonds into 14,707,310 shares of common stock.

In January 2007, the Company paid off the remaining balance due to Cornell on these bonds.

On December 9, 2006, the Company closed a financing transaction in which it sold 6% secured convertible debentures (the “Debentures”) to raise $2,000,000 pursuant to a Securities Purchase Agreement dated thereof (the “Securities Purchase Agreement”). The Company received $1,625,000 in December 2006 and remaining $375,000 in January 2007.

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006 and 2005

Note 5. Convertible Bond (continued)

The Debentures mature on May 9, 2007. The Debentures are convertible from time to time into 28,571,429 shares of common stock of the Company at the price of $.07 per share and 28,571,429 warrants exercisable at the price of $.07 per share. In addition The Notes will automatically convert into Common Stock if any of the following events occur: (i) the Shares become registered and freely trading, or (ii) the financial closing by the Company of $10,000,000 or more. The warrants associated with the bonds has been valued at $987,343. The proceeds from the sale of the bonds have been allocated between the bonds and warrants and a discount on the bonds have been recorded. As of December 31, 2006, the unamortized bond discount was $802,216.

Convertible bonds at December 31, 2006 and December 31, 2005 consisted of the following:

	2006	2005
10% Convertible Bonds	$ 1,325,000	$ -0-
6% Convertible Bonds	822,784	-0-
	$ 2,147,784	$ -0-

Note 6. Debt Maturities

Debt maturities in the next five years are as follows:

2007 2008 2009 2010 2011	$ 5,711,607 -0- -0- -0- -0-
$ 5,711,607

Note 7. Certain Related Party Transactions

Interest expense on notes from related parties for the years ended December 31, 2006 and 2005 was $9,000 and $21,342 respectively.

Note 8. Income Taxes

The Company has incurred net operating losses for federal income tax purposes of $8,230,701, $6,712,060 and 2005, 2004 and, respectively, which it has elected to carry forward, therefore the Company has not recorded any current tax accrual. Additionally, from the SuperCaller Community, Inc. acquisition and the reverse merger with Digital Data Networks, Inc., the Company has additional net operating loss carry forwards of $160,599 and $9,283,863, respectively. The Company has total net operating loss carry forwards of $29,811,387 which expire in various years ranging from 2006 to 2025.

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006 and 2005

Note 8. Income Taxes (continued)

Deferred taxes are detailed as follows:

	2006	2005
Deferred Income Tax Liability Amortization of Patents and Trademarks	$ 297,844	$ 222,958
Deferred Income Tax Assets Net Operating Loss Available Amortization of R&D Expenses Accrued Expenses	12,013,014 329,575 735,024	10,135,872 378,407 682,375
	13,077,613	11,196,654
Valuation Allowance	12,779,769	10,973,696
Net Deferred Income Tax Asset	297,844	222,958
Net Deferred Income Taxes	$ -0-	$ -0-

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

Note 9. Supplemental Cash Flow Disclosures

Interest received and paid, income taxes paid and non-cash transactions incurred during the years ended December 31, 2006 and 2005 was as follows:

	2006	2005
Interest Received	$ 942	$ 4,008
Interest Paid	$ 206,079	$ 12,616
Income Taxes	$ -0-	$ -0-
Non-Cash Transactions: Payment of Debt via Stock Payment of Dividends via stock Conversion of Debt to Stock	$ 1,087,611 251,238 460,000	$ -0- -0- 100,000

Note 10. Significant Concentrations of Credit Risk

The Company maintains cash balances at various financial institutions. The balances are insured by the Federal Deposit Insurance Corporation FDIC) up to $100,000. At December 31, 2006 and 2005, the Company’s uninsured cash balance totaled $695,817 and $68,965, respectively.

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

The summary of the status of the Company’s stock option plan as of December 31, 2006 and 2005 and changes during the periods then ended is as follows:

	2006		2005
	Number of Options/ Warrants	Weighted Average Exercise Price	Number of Options/ Warrants	Weighted Average Exercise Price
Outstanding at Beginning of Period	27,784,602	$ .56	22,757,921	$ .67
Options Granted Warrants Granted Forfeited Exercised	7,546,940 53,814,744 (5,518,731) (1,959,372)	$ .08 $ .08 $ .24 $ .01	4,175,771 9,467,015 (6,337,688) (2,278,417)	$ .53 $ .34 $ .56 $ .55
Outstanding at End of Period	81,668,183	$ .23	27,784,602	$ .57
Options Exercisable at End of Period	80,798,104	$ .13	16,918,676	$ .60
Weighted-average Fair Value of Options Granted During the Period		$ .06		$ .32

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

	2006	2005
	Common	Common
Restricted Stock-Beginning of Year	382,568	991,858
Restricted Stock Granted	6,500,000	-0-
Transfer to Common Stock Due to Lapse of Restrictions	(5,878,784)	(609,290)
Restricted Stock-End of Year	1,003,784	382,568
Weighted Average Fair Value of Shares	$ .14	$ .45
Pre-Tax Compensation Expense Charged to Earnings, net of cancellations	$392,500	-0-

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

During the year ended December 31, 2006, the Company terminated its lease for its engineering center in Redwood City, California.

Total rents paid during the years ended December 31, 2006 and 2005 were $157,943 and $206,889 .

Future minimum lease obligations under all operating leases are as follows:

December 31, 2007 December 31, 2008 December 31, 2009 December 31, 2010 December 31, 2011	$ 34,380 26,361 -0- -0- -0-
$ 60,741

Note 16. Realization of Assets

As shown in the accompanying financial statement, the Company incurred a net loss of $5,800,177 and $8,027,647 during the years ended December 31, 2006 and 2005, respectively, and as of December 31, 2006, the Company’s current liabilities exceeded its current assets by $8,541,187 and its total liabilities exceeded its total assets by $4,399,087.

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

Note 16. Contingencies

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

Note 17. Preferred Stock

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

During the year ended December 31, 2006 and 2005, 415 and 665 shares of the Company’s preferred stock were converted into 2,075,000 and 831,250 shares of common stock, respectively.

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006 and 2005

Note 17. Preferred Stock (continued)

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

On March 26, 2007, the Company entered into an agreement with the holders of Series D and Series E Convertible Preferred Stock (“Series D” and “Series E”) of the Company to modify the terms whereby the dividends due for year ended December 31, 2006 may be paid in shares of common stock and the amount of dividends due is based on a 9% annual percentage rate.

Any outstanding dividends owed to the Series D and Series E holders will be converted to common stock at 90% of the average closing bid price of the Company’s common stock for the 20 consecutive trading days immediately prior to the applicable dividend date for the dividend periods of the Company’s first, second, third and fourth quarters

On March 26, 2007, the shareholders approved the issuance of 5,263,941 shares of common stock in satisfaction of dividends due on its Series D and E Convertible Preferred Stock in accordance with the above-mentioned agreement.

During the years ended December 31, 2006 and 2005 the Company accrued dividends of $374,068 and $400,237. As of December 31, 2006, the company has unpaid dividends of $374,068.

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006 and 2005

Note 18. Subsequent Events

In January 4, 2007, the Company closed a financing transaction with one board member and an individual investor, (the "Loan Guarantors") whereby the Loan Guarantors advanced the Company $1,000,000 less transaction costs (the "Advance") pursuant to a $1,000,000 one-year term loan entered into by them with University Bank (the "Lender") at 8.25% interest (the "Loan"). In consideration for the Advance, the Company agreed to pay the Lender monthly interest and principal when due and pay the Loan Guarantors (i) 1,000,000 shares of the Company's restricted common stock, as payment for the first three months of Loan exposure (the "Stock Consideration") and (ii) an additional 1,000,000 shares of the Company's restricted common stock as payment if the Loan exposure lasts past the three month as additional Stock Consideration. The Stock Consideration will have "Piggyback" Registration Rights which will require the Company to register the Stock Consideration shares in the Company's next registration statement. The Company agreed to issue an additional 3,000,000 shares of the Company's common stock to the Loan Guarantors if the Loan is not repaid or the Loan Guarantors are not relieved of the Loan liability within six months from the closing. The Company further agreed to secure the principal amount of $1,000,000 in favor of the Lender in a second secured position behind existing creditors who previously loan the Company $1.2 million loan.

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

Note 19. Restatement of Financial Statements

The balance sheet as of December 31, 2006 have been restated to properly reflect a discount on convertible bonds and allocate the portion of proceeds received to warrants issued along with convertible debt. The restatement had no effect on the net loss for the year ended December 31, 2006.

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

Date: August 22, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Paul R. Arena	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and (Principal Financial Officer)	August 22, 2007
Paul R. Arena

/s/ James R. Rose	Director and Chief Technical Officer	August 22, 2007
James R. Rose

/s/ Audrey L. Braswell	Director	August 22, 2007
Audrey L. Braswell

/s/ D. Christer Bylander	Director	August 22, 2007
D. Christer Bylander

EXHIBIT LIST

Exhibit No.	Exhibit	Method of Filing

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

Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 13, 2004.

3.1		Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

3.2		Bylaws, as amended.	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

3.3		Certificate of Designations of Rights and Preferences of Preferred Stock Series D of i2 Telecom International, Inc.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 13, 2004.

3.4		Amendment to the Company’s Articles of Incorporation filed June 3, 2004.	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

3.5	Amendment to the Company’s Articles of Incorporation filed August 10, 2004.	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.
3.6	Certificate of Designations for Series E Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 22, 2005.
3.7	Amendment to the Company’s Articles of Incorporation filed April 17, 2006.	Incorporated by reference to Exhibit 3.1.8 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.
4.1	Form of Warrant issued by the Company to each buyer in connection with the 2004 Private Placement.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 13, 2004.

4.2	Form of Additional Investment Right issued by the Company to each buyer in connection with the 2004 Private Placement.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 13, 2004.

4.3	Registration Rights Agreement among the Company and the buyers signatory thereto entered into in connection with the 2004 Private Placement.	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed August 13, 2004.

4.4	Form of Warrant issued by i2 Telecom International, Inc., a Delaware corporation, and converted in the Merger, exercisable until February 27, 2007, at an exercise price of $0.9031.	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form SB-2 (No. 333-119254).
4.5	Warrant dated April 19, 2005 to purchase 52,083 shares of Common Stock granted to Midsouth Investor Fund, LP.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 25, 2005.
4.6	Registration Rights Agreement dated as of April 19, 2005 between the Company and Midsouth Investor Fund, LP.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 25, 2005.
4.7	Warrant dated April 25, 2005 to purchase 156,249 shares of Common Stock granted to Vestal Venture Capital.	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 25, 2005.
4.8	Registration Rights Agreement dated as of April 25, 2005 between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed April 25, 2005.

4.9	Warrant dated June 28, 2005 to purchase 26,042 shares of the Company’s common stock granted to Hubert G. Phipps.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 5, 2005.
4.10	Registration Rights Agreement dated as of June 28, 2005 between the Company and Hubert G. Phipps.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 5, 2005.
4.11	Warrant dated July 7, 2005 to purchase 39,062 shares of the Company’s common stock granted to Paul R. Arena.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 12, 2005.
4.12	Registration Rights Agreement dated as of July 7, 2005 between the Company and Paul R. Arena.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 12, 2005.
4.13	Stock Option Agreement dated July 6, 2005 to purchase 85,714 shares of the Company’s common stock granted to James Rose.	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed July 12, 2005.
4.14	Stock Option Agreement dated July 7, 2005 to purchase 168,000 shares of the Company’s common stock granted to James Rose.	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed July 12, 2005.
4.15	Warrant dated August 30, 2005 to purchase 25,000 shares of the Company’s common stock granted to Aubrey L. Braswell.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 6, 2005.
4.16	Registration Rights Agreement dated September 7, 2005 among the Company, Troon & Co., Gregory P. McGraw and Jordan E. Glazov.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 13, 2005.
4.17	Stock Option Agreement dated as of September 12, 2005 between the Company and Louis Libin.	Incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K filed September 14, 2005.
4.18	Stock Option Agreement dated as of September 12, 2005 between the Company and Aubrey L. Braswell.	Incorporated by reference to Exhibit 99.10 to the Company’s Current Report on Form 8-K filed September 14, 2005.
4.19	Form of Warrant dated July 12, 2005 by and amongst the Company and the purchasers of the Company’s Series E Preferred Stock.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 22, 2005.
4.20	Warrant dated November 3, 2005 by and between the Company and Braswell Enterprises, LP.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 07, 2005.
4.21	Warrant dated November 18, 2005 by and between the Company and Mena Investment.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 07, 2005

4.22	Warrant dated November 18, 2005 by and between the Company and Dr. Angela Ranzini.	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed December 07, 2005.
4.23	Warrant dated November 23, 2005 by and between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed December 07, 2005.
4.24	Registration Rights Agreement dated November 3, 2005 by and between the Company and Braswell Enterprises, LP.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 07, 2005.
4.25	Registration Rights Agreement dated November 18, 2005 by and between the Company and Dr. Angela Ranzini.	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 07, 2005.
4.26	Registration Rights Agreement dated November 18, 2005 by and between the Company and Mena Investment.	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 07, 2005 .
4.27	Registration Rights Agreement dated November 23, 2005 by and between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed December 07, 2005.
4.28	Warrant, dated as of January 9, 2006, between the Company and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 12, 2006.
4.29	Investor Registration Rights Agreement, dated as January 9, 2006, between the Company and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 12, 2006.
. 430	Warrant dated January 30, 2006 by and between the Company and of Richardson & Patel, LLP.	Incorporated by reference to Exhibit 4.35 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.
4.31	Warrant dated January 30, 2006 by and between the Company and Peter Hogan.	Incorporated by reference to Exhibit 4.36 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.
4.32	Warrant Agreement dated March 11, 2003, granted to Robert F. Hussey to purchase 65,000 shares of the Company’s common stock.	Incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.
4.33	Warrant dated February 28, 2006 between the Company and Phillip Rapp, Jr.	Incorporated by reference to Exhibit 4.38 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.
4.34	Warrant dated March 17, 2006 between the Company and Phillip Rapp, Jr.	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.

4.35	Form of Warrant dated December 29, 2006 for $2 million financing	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 5, 2007.
4.36	Form of Registration Rights Agreement dated December 29, 2006 for $2 million financing	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 5, 2007.
4.37	Form of Registration Rights Agreement dated February 28, 2007 for $2 million financing	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2007.
4.38	Form of Warrant dated February 28, 2007 for $2 million financing	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 1, 2007.

10.1	Employment Agreement between Paul R. Arena and i2 Telecom International, Inc., a Delaware corporation, dated June 1, 2002. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.2	Form of Lock-up Agreement entered into in connection with the 2004 Private Placement.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 13, 2004.

10.3	Form of Conversion Agreement dated as of April 6, 2004 between the Company and each holder of the Company’s Preferred Stock Series A-1.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

10.4	Non-Negotiable Promissory Note dated May 14, 2004 made by the Company in favor of Vestal Venture Capital in principal amount of $500,000.00.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

10.5	Non-Negotiable Promissory Note dated June 7, 2004 made by the Company in favor of Vestal Venture Capital in principal amount of $185,000.00.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

10.6	Non-Negotiable Promissory Note dated June 8, 2004 made by the Company in favor of Midsouth Investor Fund, LP in principal amount of $300,000.00.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

10.7	Form of Acknowledgement and Agreement dated July 6, 2004 between the Company and each former holder of the Company’s Preferred Stock Series A-1 and Preferred Stock Series A-2.	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

10.8	Amendment to Employment Agreement between i2 Telecom International, Inc., a Delaware corporation, and Paul Arena dated August 24, 2004. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 9, 2004.

10.9	Settlement Agreement dated February 24, 2005, between the Company and Anthony F. Zalenski.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 2, 2005.
10.10	I2 Telecom International, Inc. 2004 Stock Incentive Plan.	Incorporated by reference to Appendix C to the Company Schedule 14A Proxy Statement filed May 10, 2004.
10.11	Promissory Note dated April 7, 2005 issued by the Company in favor of Hubert G. Phipps in principal amount of $250,000.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 12, 2005.
10.12	Employment Agreement dated as of April 6, 2005, between the Company and James Rose.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 11, 2005.
10.13	Promissory Note dated April 19, 2005 issued by the Company in favor of Midsouth Investor Fund, LP in principal amount of $100,000.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed April 25, 2005.
10.14	Form of Securities Purchase Agreement dated July 12, 2005 by and amongst the Registrant and the purchasers of the Registrant’s Series E Preferred Stock.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 22, 2005.
10.15	Form of Registration Rights Agreement dated July 12, 2005 by and amongst the Registrant and the purchasers of the Registrant’s Series E Preferred Stock.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 22, 2005.
10.16	Promissory Note dated November 18, 2005 by and between the Company and Dr. Angela Ranzini.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 7, 2005
10.17	Promissory Note dated November 18, 2005 by and between the Company and Mena Investment.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 7, 2005.

10.18	Promissory Note dated November 23, 2005 by and between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 7, 2005.
10.19	Guaranty dated November 23, 2005 by and between Paul Arena and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed December 7, 2005.
10.20	Letter Agreement dated February 16, 2006.	Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.
10.21	Promissory Note dated February 28, 2006 between the Company and Phillip Rapp, Jr.	Incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.
10.22	Promissory Note dated March 17, 2006 between the Company and Phillip Rapp, Jr.	Incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.
10.23	Form of Modification Agreement between the Company and the Series D Preferred Shareholders.	Incorporated by reference to Exhibit 49 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.
10.24	Form of Modification Agreement between the Company and the Series E Preferred Shareholders.	Incorporated by reference to Exhibit 50 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.
10.25	Form of Term Loan Agreement dated December 29, 2006 for $2 million financing	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 5, 2007.
10.26	Form of Note Purchase Agreement dated December 29, 2006 for $2 million financing	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 5, 2007.
10.27	Form of Promissory Note Agreement dated December 29, 2006 for $2 million financing	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 5, 2007.
10.28	Form of Loan Repayment Agreement dated December 29, 2006 for $2 million financing	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed January 5, 2007.
10.29	Form of Loan Guaranty dated December 29, 2006 for $2 million financing	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed January 5, 2007.

10.30	Form of Note Purchase Agreement dated February 28, 2007 for $2 million financing	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 1, 2007.
14	Code of Ethics and Conduct.	Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.

21	Subsidiaries of the Company.	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.

23.1	Consent of Freedman & Goldberg, Certified Public Accountants.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification of the Company’s Principal Financial Officer.	Filed herewith.

FREEDMAN & GOLDBERG

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

ERIC W. FREEDMAN MICHAEL GOLDBERG DAVID C. GREIP JULIE A. CHEEK WILLIAM A. MARSHALL AMY S. JACKNOW JUDITH A. COOPER	31150 NORTHWESTERN HIGHWAY, SUITE 200 FARMINGTON HILLS, MICHIGAN 48334 (248) 626-2400 FAX: (248) 626-4298

CONSENT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM

We consent to the use in this Registration Statement of i2 Telecom International, Inc. on Form 10K/A of our report dated March 29, 2007 and August 15, 2007 for i2 Telecom International, Inc for the years ended December 31, 2006 and 2005 appearingas part of this Registration Statement.

/s/ Freedman & Goldberg, CPAs, PC

Farmington Hills, MI

August 22, 2007

EXHIBIT 31.1

Certification Required by Rule 13a-14(a) or Rule 15d-14(a)

I, Paul R. Arena, certify that:

1.	I have reviewed this Annual Report on Form 10-KSB for the year ended December 31, 2006 of i2 Telecom International, Inc., a Washington corporation;

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

4.

As the small business issuer’s sole certifying officer I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) small business issuer and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b.

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

As the small business issuer’s sole certifying officer, I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

By:	/s/ Paul R. Arena
Paul R. Arena

Chief Executive Officer, Principal Financial Officer and
Chairman of the Board

  August 22, 2007

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

1.

The Annual Report on Form 10-KSB of the Company for the year ended December 31, 2006 (the “Periodic Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. §§78m or 78o(d)); and

2.	The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 22, 2007

By:	/s/ Paul R. Arena
Paul R. Arena
Chief Executive Officer, Principal Financial Officer and Chairman of the Board