Form 10QSB/A
period 2007-03-31
I2 TELECOM INTERNATIONAL INC
filed 2007-08-23
CIK 949371

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

As of May 14, 2007, the registrant had 100,926,674 shares of common stock outstanding.

INDEX

Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of or Plan	17
of Operation

Item 3.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and	23
Use of Proceeds

Item 3.	Default Upon Senior Securities	26

Item 6.	Exhibits	27

SIGNATURE PAGE	28

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	March 31,2007 As Restated	December 31, 2006
Current Assets
Cash	$6,310	$807,811
Accounts Receivable, net of Allowance for Doubtful Accounts of $-0- and $-0-, respectively	71,154	59,822
Inventories	299,670	355,900
Prepaid Expenses and Other Current Assets	141,890	81,862
Total Current Assets	519,024	1,304,795

Property and Equipment, Net	683,638	764,426

Other Assets
Intangible Assets Deposits	3,349,834 34,840	3,349,834 27,840
Total Other Assets	3,384,674	3,377,674

Total Assets	$4,587,336	$5,446,895

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	March 31,2007 As Restated	December 31, 2006
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,598,417	$4,078,375
Deferred Revenue	56,000	56,000
Convertible Bonds	2,796,436	2,147,784
Notes Payable-Current	1,906,375	2,761,607
Total Current Liabilities	7,357,228	9,043,766

Shareholders’ Equity (Deficit) Preferred Stock, No Par Value, 5,000,000 Shares Authorized, 4,370 Shares and 4,495 Shares Issued and Outstanding, respectively	4,370,000	4,470,000
Common Stock, No Par Value, 250,000,000 Shares Authorized, 100,926,674 Shares and 77,183,480 Shares Issued and Outstanding, respectively	19,666,701	17,175,150
Restricted Common Stock (related to No Par Value above), 187,500 Shares and 1,003,784 respectively	7,500	143,473
Additional Paid-In Capital	3,321,486	2,505,384
Accumulated Deficit	(29,953,175)	(27,890,878)
Total Shareholders’ Equity (Deficit)	(2,769,892)	(3,596,871)

Total Liabilities and Shareholders’ Equity (Deficit)	$4,587,336	$5,446,895

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2007 As restated	The Three Months Ended March 31, 2006
Revenue	$180,113	$140,003

Cost of Revenue	115,051	71,017

Gross Profit (Loss)	65,062	For 68,986

General and Administrative Expenses	2,139,052	1,369,290

Loss From Operations	(2,073,990)	(1,300,304)

Other Income (Expense)
Interest Income	0	942
Interest Expense	(95,567)	(51,777)
Gain on Forbearance of Debt	55,061	0
Total Other Income (Expense)	(40,506)	(50,835)

Net Income (Loss)	$(2,114,496)	$(1,351,139)
Dividends on Preferred Stock	(130,205)	79,674
Net Loss Available to Common Shareholders	$(2,244,701)	$(1,430,813)

Weighted Average Common Shares: Basic	88,351,045	38,397,923
Basic Earnings Per Common Share:	$(.03)	$(.04)

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2007 As restated	For the Three Months Ended March 31, 2006
Cash Flows From Operations:
Net Loss	$(2,114,496)	$(1,351,139)
Adjustments to Reconcile Net Income to cash
Depreciation and amortization	89,966	97,564
Stock compensation	138,925	92,917
Amortization of loan fees	816,483	0
(Increase) Decrease in:
Accounts receivable	(11,332)	51,195
Inventories	56,230	8,193
Prepaid Expenses	(81,461)	(555,822)
Other Assets	(7,000)	(22,000)
Increase (Decrease) In:
Accounts Payable and Accrued Expenses	(752,086)	249,349
Deferred Revenue	0	0
Net Cash Used In Operating Activities	(1,864,771)	(1,429,743)

Cash Flows From Investing Activities:
Equipment Purchases	(9,178)	0
Payments for Patents and Trademarks	0	(3,365)
Net Cash Used In Investing Activities	(9,178)	(33,123)

Cash Flows From Financing Activities:
Payments of Convertible Bonds	(1,325,000)	0
Proceeds from Issuance of Convertible Bonds	2,375,000	600,000
Proceeds From Notes Payable	1,000,000	321,000
Payment of Notes Payable	(1,380,232)	(135,263)
Issuance of Common Stock	0	531,741
Proceeds from redemption of options	402,680	0
Net Cash Provided By Financing Activities	1,072,448	1,317,477

Increase (Decrease) in Cash	(801,501)	(145,389)
Balance, Beginning of Period	807,811	169,203
Balance, End of Period	$6,310	$23,814

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

NOTES PAYABLE

Notes Payable as of March 31, 2007 and December 31, 2006:

	2007	2006
a. 8% note payable due to an individual previously affiliated with SuperCaller. The principal and all accrued interest are due and payable upon the Company obtaining certain levels of equity funding.	$50,000	$50,000
b. 6% note payable due to an individual previously affiliated with SuperCaller. The principal and all accrued interest are due and payable upon the Company obtaining certain levels of equity funding.	50,000	50,000
c. 10% note payable due to an individual shareholder of the company payable in monthly installments of $4,000, including interest, through August 31, 2007 when all outstanding principal and interest is due. The note is unsecured and guaranteed by an officer of the Company.	265,446	273,000
d. 12% note payable due to a corporation. The principal and all accrued interest were due on Sept. 30, 2005.The note is unsecured and guaranteed by an officer of the Company. In March 2007, the maturity date was extended to June 30, 2007.	100,000	100,000
e. 12% note payable due to an corporation. In January The note was repaid in full in the current quarter.	0	300,000
f. 12% note payable to an officer and director of the Company. The note was repaid in full in the current quarter.	0	75,000
g. 12% note payable due to an individual. The note was repaid in full in the current quarter.	0	50,000

h. 12% note payable due to an individual. The note was repaid in full in the current quarter.	0	50,000

i. 10% note payable due to a corporation. The note requires weekly payments of $3,000, including interest, until paid in full. In addition to weekly payments, the note requires payments of $10,000 for every $100,000 of new capital raised. The note is unsecured.	90,930	133,607
k. 13% note payable due to corporation. The note was repaid in March 2007.	0	1,000,000
l. 13% note payable due to an individual. The note was repaid in March 2007.	0	100,000
m. 13% note payable due to an individual. The note was repaid in March 2007.	0	100,000
n. 12% note payable due to an individual. In January 2007, the note and accrued interest was paid off via the issuance of common stock.	0	50,000
o. 12% note payable due to an individual with a maturity date of September 15, 2006. In January 2007, the note principal and accrued interest were paid off through the issuance of common stock.	0	50,000
p. 8% note payable to an individual. The principal and all accrued interest were due on February 18, 2006. The note is unsecured. In March 2007, the maturity date was extended until June 30, 2007.	25,000	25,000
q. 8% note payable to an individual. The principal and all accrued interest were due on February 18, 2006. The note is unsecured. In March 2007, the maturity date was extended until June 30, 2007.	25,000	25,000
r. 12% note payable to an individual. The principal and all accrued interest was due on March 15, 2007. The note is unsecured. In March 2007, the maturity date was extended until June 30, 2007	100,000	100,000
s. 12% note payable to an individual. The principal and all accrued interest were due on March 15, 2007. The note is unsecured. In March 2007, the maturity date was extended until June 30, 2007.	200,000	200,000
t. 8.25% note payable to anindividual. The principal and all accrued interest are due on January 4, 2008. The note is secured.	750,000	0
u. 8.25% note payable to an individual. The principal and all accrued interest are due on January 4, 2008. The note is secured.	250,000	0
v. Non interest bearing note payable to a corporation due on 1/31/2007. The note was unsecured and was paid off in firstQuarter.	0	30,000

Total Long Term Debt	1,906,376	2,761,607
Less: Current Portion	1,906,376	2,761,607
Long-Term Portion	$ -0-	$ -0-

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

The Debentures mature on June 29, 2007. The Debentures are convertible from time to time into 28,571,429 shares of common stock of the Company at the price of $.07 per share and 28,571,429 warrants exercisable at the price of $.07 per share. In addition The Notes will automatically convert into Common Stock if any of the following events occur: (i) the Shares become registered and freely trading, or (ii) the financial closing by the Company of $10,000,000 or more. The warrants associated with the bonds were valued at $987,343. The proceeds from the sale of the bonds have been allocated between the bonds and warrants and a discount on the bonds have been recorded. As of March 31, 2007, the unamortized bond discount was $493,671.

On February 28, 2007, the Company closed a financing transaction in which it sold 6% secured convertible debentures (the “Debentures”) to raise $2,000,000 pursuant to a Securities Purchase Agreement dated thereof (the “Securities Purchase Agreement”).

The Debentures mature on August 28, 2007. The Debentures are convertible from time to time into 16,666,666 shares of common stock of the Company at the price of $.12 per share and 8,333,333 warrants exercisable at the price of $.12 per share. In addition The Notes will automatically convert into Common Stock if any of the following events occur: (i) the Shares become registered and freely trading, or (ii) the financial closing by the Company of $10,000,000 or more. The warrants associated with the bonds were valued at $851,871. The proceeds from the sale of the bonds have been allocated between the bonds and warrants and a discount on the bonds have been recorded. As of March 31, 2007, the unamortized bond discount was $709,892.

Convertible bonds at March 31, 2007 and December 31, 2006:

	2007	2006
10% Convertible Bonds	0	1,325,000
6% Convertible Bonds	2,796,436	822,784
Total	2,796,436	2,147,784

STOCK OPTIONS AND WARRANTS

	March 31, 2007		December 31,2006

	Number of Options/ Warrants	Weighted Average Exercise Price	Number of Options/ Warrants	Weighted Average Exercise Price
Outstanding at Beginning of Period	81,668,183	$ .23	27,784,602	$ .56
Options Granted	950,000	$ .23	7,546,940	$ .08
Warrants Granted	38,301,190	$ .07	53,814,744	$ .08
Forfeited	(879,073)	$ .61	(5,518,731)	$ .24
Corrected	(9,292,395)	$ .37	(1,959,372)	$ .01
Outstanding at End of Period	110,747,905	$ .17	81,668,183	$ .23
Options Exercisable at End of Period	110,114,809	$ .10	80,798,104	$ .13
Weighted-average Fair Value of Options Granted During the Period		$ .02		$ .06

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

RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the three months ended March 31, 2007 have been restated to properly reflect a discount on convertible bonds and allocate the portion of proceeds received to warrants issued along with convertible debt. The restatement increased the net loss for the three months ended March 31, 2007 by $182,404, net of income taxes.

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

On November 5, 2005, the Federal Communications Commission (FCC) (www.fcc.gov) Enforcement Bureau issued further revisions to E-911 compliance requirements for interconnected VoIP service providers. VoIP providers won’t be forced to cut off subscribers who don’t receive E-911 services by November 28, 2005. However, VoIP companies will be expected to stop marketing their service and accepting new customers in service areas that aren’t equipped to do E-911 call routing, even if subscribers would be able to get “basic” 911 service. The FCC document states “Although we do not require providers that have not achieved full 911 compliance by November 28, 2005, to discontinue the provision of interconnected VoIP service to any existing customers, we do expect that such providers will discontinue marketing VoIP service, and accepting new customers for their service, in all areas where they are not transmitting 911 calls to the appropriate PSAP in full compliance with the Commission’s rules.”

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

Sales, general and administrative expenses for the first quarter of 2007 were $2,139,052 as compared to $1,369,290 for the same period in 2006. This increase was primarily attributable to a combination of increased stock compensation expenses and an increase in fees associated with financing activities.

Loss from operations for the first quarter of 2007 as compared to the first quarter of 2006 increased to $2,073,990 from $1,300,304 primarily due to the increase in sales, general and administrative expenses for the first quarter.

Net loss for the first quarter of 2007 was $2,114,496 as compared to a net loss for the same period in 2006 of $1,351,139. The increase in net loss for the first quarter 2007 as compared to the same period in 2006 is primarily attributable to a combination of increased stock compensation expenses and an increase in fees associated with financing activities.

The Company’s net accounts receivable balance increased between March 31, 2007 and March 31, 2006 by approximately $11,000. This increase is due to additional invoicing during the quarter. The Company’s inventory decreased by approximately $56,000 between March 31, 2007 and March 31, 2006. The inventory decrease was primarily due to shipments to customers.

	For the Three Months Ended
	March 31,

	2007	2006	Variance	% Diff.
Gross Revenue	$180,113	$140,003	$40,111	29%
Cost of Sales	115,051	71,017	(44,034)	(62%)
Gross Profit	$65,062	$68,986	($3,923)	(6%)
Operating Expenses:
General and Administrative Expenses	$2,139,052	$1,369,290	$(769,762)	(43%)
Other Income (Expense) Net	(40,506)	(50,835)	10,329	20%
Net Loss	($2,114,496)	($1,351,139)	$(763,357)	(43%)

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS-CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources as of March 31, 2007 as compared with liquidity and capital resources as of March 31, 2006.

On March 31, 2007, the Company had a working capital deficit of $6,838,204 compared to March 31, 2006 when the Company had a working capital deficit of approximately $5,700,000. The increase in the Company’s working capital deficit was primarily due to a increase in short-term debt of approximately $1,700,000. Net cash used in operating activities was ($1,864,771) for the first quarter of March 31, 2007. Again, the increase in net cash used in operating activities between March 31, 2007 and March 31, 2006 is attributable to a increase in fees associated with finance activity’s and decresase in accounts payable. Net loss from operations of $2,114,496 is reduced by the following non-cash items : depreciation (approximately $90,000), stock compensation (approximately $139,000) and amortization of loan fees (approximately $816,000). Primary sources of cash inflows from operations are from sales of the VoiceStick®, VoiceStick® activation charges and pre-paid charges and receivables collected from sales to customers for the Company’s IAD, as well as the collection of revenue for carrying long distance calls and from monthly service fees. Future cash inflows from sales are subject to the Company’s pricing and ability to procure business at existing market conditions.

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

Date: August 22, 2007

/S/ Paul R. Arena
Paul R. Arena,
Chairman of the Board
Chief Executive Officer and
Principal Financial Officer

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

I, Paul R. Arena, certify that:

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

Date: August 22, 2007

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
Chairman of the Board,