Form 10QSB
period 2007-09-30
I2 TELECOM INTERNATIONAL INC
filed 2007-11-14
CIK 949371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

As of November 12, 2007, the registrant had 163,392,118 shares of common stock outstanding.

Transitional Small Business Disclosure Format: [_] Yes ☒ No

INDEX

Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of or Plan	17
of Operation

Item 3.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and	25
Use of Proceeds

Item 3.	Default Upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

SIGNATURE PAGE	30

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

i2 TELECOM INTERNATIONAL, INC
CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS
	September 30, 2007	December 31, 2006
Current Assets
Cash	$ 174,541	$ 807,811
Accounts Receivable, net of Allowance for Doubtful Accounts of $0 and $235,000, respectively	63,980	59,822
Inventories	268,420	355,900
Prepaid Expenses and Other Current Assets	391,343	81,262
Total Current Assets	898,284	1,304,795

Property and Equipment, Net	512,842	764,426

Other Assets
Intangible Assets Deposits	3,349,834 38,840	3,349,834 27,840
Total Other Assets	3,388,674	3,344,674

Total Assets	$4,799,800	$ 5,446,895

i2 TELECOM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
September 30,2007		December 31, 2006
Current Liabilities
Accounts Payable and Accrued Expenses	$4,106,673	$ 4,078,375
Deferred Revenue	$50,558	56,000
Convertible Bonds	100,000	2,147,784
Notes Payable-Current	3,519,638	2,761,607
Total Current Liabilities	7,776,869	9,043,766

Total Liabilities	7,776,869	9,043,766

Shareholders’ Equity (Deficit) Preferred Stock, No Par Value, 5,000,000 Shares Authorized, 1,810 Shares and 4,495 Shares Issued and Outstanding, respectively	1,810,000	4,470,000
Common Stock, No Par Value, 500,000,000 Shares Authorized, 163,392,118 Shares and 77,183,480 Shares Issued and Outstanding, respectively	26,371,758	17,175,150
Restricted Common Stock (related to No Par Value above), 0 Shares and 1,003,784 respectively	0	143,473
Additional Paid-In Capital	4,395,886	2,505,384
Accumulated Deficit	(35,554,713)	(27,890,878)
Total Shareholders’ Equity (Deficit)	(2,977,069)	(3,596,872)

Total Liabilities and Shareholders’ Equity (Deficit)	$4,799,800	$ 5,446,895

i2 TELECOM INTERNATIONAL, INC.
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006
Revenue	$ 242,300	$ 252,546	$618,090	$ 529,524

Cost of Revenue	268,501	166,072	724,292	376,126

Gross Profit (Loss)	(26,201)	86,474	(106,202)	153,398

General and Administrative Expenses	1,459,289	822,964	5,683,865	3,626,822

Loss From Operations	(1,485,490)	(736,490)	(5,790,067)	(3,473,424)

Other Income (Expense) Interest Income Interest Expense Gain on Forbearance of Debt Loss on Disposal of Assets Loss on Subscription List	0 (1,559,412) 10,000 0 0	0 (158,702) 0 0 0	172 (1,736,146) 165,061	942 (301,511) 0 0 0
Total Other Income (Expense)	(1,549,412)	(158,702)	(1,570,913)	(300,569)
Net Loss	$(3,034,902)	$(895,192)	$(7,360,980)	$(3,773,993)
Dividends on Preferred Stock	(86,325)	(79,900)	(302,855)	(258,050)
Net Loss Available to Common Shareholders	$(3,121,227)	$(975,092)	$(7,663,835)	$(4,032,043)
Weighted Average Common Shares: Basic	159,526,534	52,996,306	122,388,542	45,102,752
Basic Earnings Per Common Share:	$ (.02)	$ (.02)	$ (.06)	$ (.09)

i2 TELECOM INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006

Cash Flows From Operations

Net Loss From Continuing Operations

Adjustments to Reconcile Net Income to Net Cash

Provided By Operating Activities:

Depreciation and Amortization

Amortization of Loan Fees

Interest Paid VIA Issuance of Stock

Gain of Forbearance of Debt

Stock Compensation

(Increase) Decrease In:

Accounts Receivable

Inventories

Prepaid Expenses

Other Assets

Increase (Decrease) In:

Accounts Payable and Accrued Expenses

Deferred Revenue

	$ (7,360,980) 270,312 1,947,632 0 (110,000) 757,959 (4,158) 87,480 (60,859) (11,000) 1,052,136 (5,442)	$ (4,032,043) 296,320 0 0 0 590,102 50,745 41,582 (112,393) 33,700 952,940 49,000
Net Cash Used In Operating Activities	(3,436,920)	(2,130,047)
Cash Flows From Investing Activities: Equipment Purchases Payments for Patents and Trademarks	(18,728) 0	(71,530) (3,365)
Net Cash Used In Investing Activities	(18,728)	(74,895)

Cash Flows From Financing Activities:

Proceeds from Issuance of Convertible Bonds

Payments of Convertible Bonds

Proceeds From Notes Payable

Payment of Notes Payable

Issuance of Common Stock

Proceeds from redemption of options

Conversion of Preferred Stock

Loan Financing Cost

	2,375,000 (1,325,000) 2,885,000 (1,551,970) 0 439,348 0 0	1,750,000 0 358,349 (335,047) 275,016 0 00
Net Cash Provided By Financing Activities	2,822,378	2,048,318

Increase (Decrease) in Cash	(633,270)	(156,624)
Balance, Beginning of Period	807,811	169,203
Balance, End of Period	$174,541	$ 12,579

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

On December 8, 2004, the Company relocated its corporate headquarters to Atlanta, Georgia in order to be closer to more technology driven companies and to aid in the Company’s recruitment of technology workers.

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

The Company’s proprietary technology platform is built to the SIP standard and offers the end user the following primary benefits:

•	near carrier grade quality of service;

•	low cost long distance calling worldwide;

•	broadband access via laptop with the Company’s VoiceStick®;

•	broadband technology;

•	plug and play technology using traditional phones without professional installation; and

•	unlimited global calling among VoiceStick® users with a minimal monthly subscription.

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

As can be seen from the Company’s filings with the Securities and Exchange Commission (the “SEC”) over the past year, the Company has experienced net losses and negative cash flows from operations and has an accumulated deficit at September 30, 2007 of approximately $(35,554,713) and a negative working capital position. The ability of the Company to generate positive cash flows from operations and net income is dependent, among other things, on market conditions, the recovery of recorded assets, cost control, identifying and securing additional revenue sources, and the Company’s ability to raise capital under acceptable terms. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. As noted in an explanatory paragraph in the Report of Independent Certified Public Accountants on the Company’s consolidated financial statements for the year ended December 31, 2006, as set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, (the “Annual Report”), these conditions have raised substantial doubt about the Company’s ability to continue as a going concern.

Financing may not be available to us on commercially reasonable terms, if at all.  There is no assurance that we will be successful in raising additional capital or that the proceeds of any future financings will be sufficient to meet our future capital needs. It is not likely that we will be able to continue our business without additional financing.

Critical Accounting Policies

The policies identified below are considered as critical to the Company’s business operations and the understanding of the Company’s results of operations. The impact of and any associated risks related to these policies on the Company’s business operations is discussed throughout “Management’s Discussion and Analysis or Plan of Operation.” For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Company’s consolidated financial statements for the year ended December 31, 2006, included in the Annual Report. Preparation of this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007 (this “Quarterly Report”) requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. There can be no assurance that actual results will not differ from those estimates.

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

Earnings Per Share

For the three months ended September 30, 2007 and 2006, net loss per share is based on the weighted average number of shares of Common Stock outstanding. For the three months ending September 30, 2007 and September 30, 2006, the Company had, on a weighted average basis, 159,526,534 shares and 52,996,306 shares of Common Stock outstanding, respectively. For the nine months ending September 30, 2007 and September 30, 2006, the Company had, on a weighted average basis, 122,388,542 shares and 45,102,752 shares of Common Stock outstanding, respectively.

At September 30, 2007, the Company had outstanding 163,392,118 shares of Common Stock and options and warrants to purchase 98,416,868 shares of Common Stock. Consequently, on an as-converted, fully-diluted basis, the Company would have 260,567,790 shares of Common Stock outstanding at September 30, 2007. Options on 98,416,868 shares of common stock were not included in the computing of diluted earnings per share nor were bonds convertible into common shares because their effects were anti-dilutive.

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

Interim Financial Data

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006, set forth in the Annual Report. The interim financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of i2 Telecom International, Inc. and Subsidiaries as of September 30, 2007 and September 30, 2006, and the results of their operations and cash flows for the three and nine month periods ended September 30, 2007 and 2006. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2007.

NOTE 2: NOTES PAYABLE

Notes Payable as of September 30, 2007 and December 31, 2006:

	2007	2006
a. 8% note payable due to an individual previously affiliated with SuperCaller. The principal and all accrued interest are due and payable upon the Company obtaining certain levels of equity funding. The Company has written-off this debt as an unsupported claim.	0	50,000
b. 6% note payable due to an individual previously affiliated with SuperCaller. The principal and all accrued interest are due and payable upon the Company obtaining certain levels of equity funding. The Company has written-off this debt as an unsupported claim.	0	50,000
c.10% note payable due to an individual shareholder of the company payable in monthly installments of $4,000, including interest, through February 28, 2008 when all outstanding principal and interest is due. The note is unsecured and guaranteed by an officer of the Company.	251,684	273,000
d. 12% note payable due to a corporation. The principal and all accrued interest were due on Sept. 30, 2005.The note is unsecured and guaranteed by an officer of the Company. In March 2007, the maturity date was extended to June 30, 2007.	100,000	100,000
e. 12% note payable due to a corporation. In January The note was repaid in full in the first quarter of 2007.	0	300,000
f. 12% note payable to an officer and director of the Company. The note was repaid in full in the first quarter of 2007.	0	75,000
g. 12% note payable due to an individual. The note was repaid in full in the first quarter of 2007.	0	50,000
h. 12% note payable due to an individual. The note was repaid in full in the first quarter of 2007.	0	50,000

i. 10% note payable due to a corporation. The note requires weekly payments of $3,000, including interest, until paid in full. In addition to weekly payments, the note requires payments of $10,000 for every $100,000 of new capital raised. The note is unsecured.	67,954	133,607
j. 13% note payable due to corporation. The note was repaid in March 2007.	0	1,000,000
k. 13% note payable due to an individual. The note was repaid in March 2007.	0	100,000
l. 13% note payable due to an individual. The note was repaid in March 2007.	0	100,000
m. 12% note payable due to an individual. In January 2007, the note and accrued interest was paid off via the issuance of common stock.	0	50,000
n. 12% note payable due to an individual with a maturity date of September 15, 2006. In January 2007, the note principal and accrued interest were paid off through the issuance of common stock.	0	50,000

o. 8% note payable to an individual. The principal and all accrued interest were due on February 18, 2006. The note is unsecured. In March 2007, the maturity date was extended until June 30, 2007.	25,000	25,000
p. 8% note payable to an individual. The principal and all accrued interest were due on February 18, 2006. The note is unsecured. In March 2007, the maturity date was extended until June 30, 2007.	25,000	25,000
q. 12% note payable to an individual. The principal and all accrued interest was due on March 15, 2007. The note is unsecured. In August 2007, the maturity date was extended until January 15, 2008.	100,000	100,000
r. 12% note payable to an individual. The principal and all accrued interest were due on March 15, 2007. The note is unsecured. In August 2007, the maturity date was extended until January 15, 2008.	200,000	200,000
s. 8.25% note payable to an individual. The principal and all accrued interest are due on January 4, 2008. The note is secured	750,000	0
t. 8.25% note payable to an individual. The principal and all accrued interest are due on January 4, 2008. The note is secured.	250,000	0
u. Non interest bearing note payable to a corporation due on 1/31/2007. The note was unsecured and was paid off in first quarter of 2007.	0	30,000
v. 10% note payable to a corporation. The principal and all accrued interest were due on August 4, 2007. The note is secured. The maturity date was extended until December 24, 2007, with a right to extend an additional 45 days. The interest accrues at a rate of 12%.	600,000	0
w. 12% note payable to a corporation . The principal and all accrued interest were due on September 7, 2007. . The maturity date was extended until December 24, 2007, with a right to extend an additional 45 days. The interest accrues at a rate of 12%.	650,000	0
x. 12% note payable to a corporation. The principal and all accrued interest is due on November 27, 2007.	250,000	0
y. 12% note payable to an individual. The principal and all accrued interest is due on November 27, 2007.	125,000	0
z. 12% note payable to an individual. The principal and all accrued interest is due on November 27, 2007.	125,000	0

Total Long Term Debt	3,519,638	2,761,607
Less: Current Portion	3,519,638	2,761,607
Long-Term Portion	$ -0-	$ -0-

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

On December 28, 2006, the Company closed a financing transaction in which it sold 6% secured convertible debentures (the “2006 Debentures”) to raise $2,000,000 pursuant to a Securities Purchase Agreement dated thereof (the “Securities Purchase Agreement”). The Company received $1,625,000 in December 2006 and remaining 375,000 in January 2007. The 2006 Debentures mature on June 28, 2007. The 2006 Debentures are convertible from time to time into 28,571,429 shares of common stock of the Company at the price of $.07 per share and 28,571,429 warrants exercisable at the price of $.07 per share. In addition, the 2006 Debentures will automatically convert into Common Stock if any of the following events occur: (i) the Shares become registered and freely trading, or (ii) the financial closing by the Company of $10,000,000 or more. At September 30, 2007, all but $50,000 of this financing has been converted into common stock.

On February 28, 2007, the Company closed a financing transaction in which it sold 6% secured convertible debentures (the “2007 Debentures”) to raise $2,000,000 pursuant to a Securities Purchase Agreement dated thereof (the “Securities Purchase Agreement”). The 2007 Debentures matured on August 28, 2007. The 2007 Debentures are convertible from time to time into 16,666,666 shares of common stock of the Company at the price of $.12 per share and 8,333,333 warrants exercisable at the price of $.12 per share. In addition, the 2007 Debentures will automatically convert into Common Stock if any of the following events occur: (i) the Shares become registered and freely trading, or (ii) the financial closing by the Company of $10,000,000 or more. At September 30, 2007, all but $50,000 of this financing has been converted into common stock.

During the third quarter period, $350,000 in the aggregate of 2006 Debentures and 2007 Debentures were converted into common stock.

Convertible bonds at September 30, 2007 and December 31, 2006:

	2007	2006
10% Convertible Bonds	0	1,325,000
6% Convertible Bonds, net of discount	100,000	822,784
Total	100,000	2,147,784

NOTE 4: STOCK OPTIONS AND WARRANTS

	September 30, 2007		December 31, 2006
	Number of Options/ Warrants	Weighted Average Exercise Price	Number of Options/ Warrants	Weighted Average Exercise Price
Outstanding at Beginning of Period	81,168,183	$.23	27,784,602	$ .56
Options Granted Warrants Granted Forfeited Exercised	11,068,098 30,372,619 (8,900,689) (15,291,343)	$.08 $.10 $.65 $.24	7,546,940 53,314,744 (5,518,731) (1,959,372)	$ .08 $ .08 $ .14 $ .01
Outstanding at End of Period	98,416,868	$.14	81,168,183	$ .23
Options Exercisable at End of Period	92,106,391	$.14	68,024,269	$ .16
Weighted-average Fair Value of Options Granted During the Period		$.09		$ .08

As of September 30, 2007, the range of option and warrant exercise prices for outstanding and exercisable options and warrants was $.01 to $1.00 with a weighted average remaining contractual life of 2.25 years.

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

Information with respect to restricted share units as of September 30, 2007 and 2006 is as follows:

	2007	2006
Restricted Units-Beginning of Year	1,003,784	382,558
Restricted Units Granted	0	6,500,000
Transfer to Common Stock Due to Lapse of Restrictions	(1,003,784)	(4,253,784)
Restricted Units-End of Year	0	2,628,784
Weighted Average Fair Value of Shares	$.00	$ .07
Pre-Tax Compensation Expense Charged to Earnings, net of cancellations	$ .00	$ .00

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

The Company’s proprietary technology platform is built to the SIP standard and offers the end user the following primary benefits:

•	near carrier grade quality of service;

•	low cost long distance calling worldwide;

•	broadband access via laptop with the Company’s VoiceStick®;

•	broadband technology;

•	plug and play technology using traditional phones (including cellular) without professional installation; and

•	unlimited global calling among VoiceStick® users with a minimal monthly subscription.

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

RESULTS OF OPERATIONS

Results of operations for the three months ended September 30, 2007 compared with the results of operations for the three months ended September 30, 2006.

Revenues decreased to $242,300 for the third quarter of 2007 from $252,546 for the third quarter of 2006. The decrease in revenues was attributable to a service interruption associated with a system modification.

Cost of revenues increased to $268,501 for the third quarter of 2007 from $166,072 for the third quarter of 2006. The increase was driven by the aforementioned system modification as well as a write-off of certain obsolete inventory of $24,000.

Gross loss for the third quarter of 2007 was $26,201 as compared to a gross loss of $106,202 for the third quarter of 2006.

Sales, general and administrative expenses for the third quarter of 2007 were $1,459,289 as compared to $822,864 for the same period in 2006. The majority of the increase in general and administrative costs is related to non-cash compensation expenses as well as expenses incurred as part of management’s ongoing efforts to restructure various debt instruments.

Loss from operations for the third quarter of 2007 as compared to the third quarter of 2006 increased to $1,485,490 from $736,490 due to the increase in sales, general and administrative expenses for the third quarter.

Net loss for the third quarter of 2007 was $3,034,902 as compared to a net loss for the same period in 2006 of $895,192. The increase in net loss for the third quarter 2007 as compared to the same period in 2006 is due to the Company’s increase in sales, general and administrative expenses for the third quarter, combined with increase in interest expense due to failure to timely register shares issued in connection with conversion of notes to common stock.

The Company’s net accounts receivable balance increased between September 30, 2006 and September 30, 2007 by approximately $ 45,000. This increase is due to the timing of cash receipts. The Company’s inventory decreased by approximately $423,000 between September 30, 2006 and September 30, 2007. The inventory decrease was due in large part to the write off of the Company’s remaining micro gateway devices.

	For the Three Months Ended
	September 30,

	2007	2006	Variance	Percentage
Gross Revenue	$242,300	$252,546	$(10,246)	4%
Cost of Sales	268,501	166,072	(102,429)	62%
Gross Profit	($26,201)	$86,474	(112,675)	n/a
Operating Expenses:
General and Administrative Expenses	$1,459,289	$822,964	$(526,325)	77%
Other Income (Expense) Net	(1,549,412)	(158,702)	(1,350,710)	876%
Net Loss	$3,034,902	$895,192	$(1,989,710)	239%

RESULTS OF OPERATIONS

Results of operations for the nine months ended September 30, 2007 compared with the results of operations as for the nine months ended September 30, 2006

Revenues increased from $529,524 for the nine months ended September 30, 2006 to $618,090 for the nine months ended September 30, 2007. Revenues increased as a result of a change from a product driven business model to a service model with recurring revenues, partially offset by the impact of a system upgrade in the third quarter.

Cost of revenues increased from $376,126 for the nine months ended September 30, 2006 to $724,292 for the nine months ended September 30, 2007. This increase is again attributable to a change from a product driven business model to a service model with recurring revenues, as well as a write-down of certain obsolete inventory during the current period.

Gross loss for the nine months ended September 30, 2007 was $106,202 as compared to gross profit of $153,398 for the nine months ended September 30, 2006.

Total selling, general and administrative expenses for the nine months ended September 30, 2007 was $5,683,865 compared to $3,626,822 for the nine months ended September 30, 2006. The majority of the increases in general and administrative costs are related to non-cash compensation expenses as well as expenses incurred as part of management’s ongoing efforts to restructure various debt instruments.

Finally, net loss for the nine months ended September 30, 2007 was $7,360,980 as compared to a net loss for the nine months ended September 30, 2006 of $3,773,993. The increase in net loss is a result of increased general and administrative costs related to non-cash compensation expenses as well as expenses incurred as part of management’s ongoing efforts to restructure various debt instruments.

	For the Nine Months Ended
	September 30,

	2007	2006	Variance	Percentage
Gross Revenue	$618,090	$529,524	$88,566	17%
Cost of Sales	724,292	376,126	(348,166)	93%
Gross Loss/Profit	$(106,202)	$153,398	(259,600)	n/a
Operating Expenses:
General and Administrative Expenses	$5,683,865	$3,626,822	(1,947,043)	57%
Other Income (Expense) Net	(1,570,913)	(300,569)	(1,230,344)	423%
Net Loss	$7,360,980	$3,773,993	($3,436,987)	95%

RESULTS OF OPERATIONS-CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources as of September 30, 2007 as compared with liquidity and capital resources as of September 30, 2006.

On September 30, 2007, the Company had a working capital deficit of approximately $6,879,000 compared to a working capital deficit of approximately $5,771,000 on September 30, 2006. The increase in working capital deficit was primarily due to an increase in accounts payable of approximately $417,000 and an increase in notes payable of approximately $568,000. Net cash used in operating activities was $3,437,000 for the nine months ended September 30, 2007. Again, the increase in net cash used in operating activities between the nine months ended September 30, 2007 and September 30, 2006 is attributable to an increase in accounts receivable of approximately $45,000, and an increase in accounts payable of approximately $417,000. Net loss for the nine months ended September 30, 2007 of approximately $7,361,000 is reduced by non-cash items of depreciation and amortization amounting to approximately $2,218,000, combined with other non-cash items further reducing the net loss by $1,706,000. Primary sources of cash inflows from operations are from sales of the VoiceStick®, VoiceStick® activation charges and pre-paid charges and receivables collected from sales to customers for the Company’s IAD, as well as the collection of revenue for carrying long distance calls and from monthly service fees. Future cash inflows from sales are subject to the Company’s pricing and ability to procure business at existing market conditions.

Net cash used in investing activities was approximately ($19,000) for the nine months ended September 30, 2007 as compared to approximately ($ 75,000) for the same period in 2006. Both periods investing activities were primarily due to equipment purchases and/or payment for patents and trademarks.

Cash flows provided by financing activities were approximately $2,822,000 for the nine months ended September 30, 2007 as compared to $2,048,300 for the same period in 2006. The principal source of cash for the third quarter of 2007 was from the issuance of promissory notes of $1,150,000.

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

Changes in Internal Control over Financial Reporting. There were no significant changes made in our internal controls over financial reporting during the three month period ended September 30, 2007 that have materially affected or are reasonably likely to materially affect these controls. This, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

In July 2007, the Company issued to Audrey Braswell, a director, and Phillip Rapp, 750,000 and 250,000 shares, respectively, of Common Stock in accordance with the terms of promissory notes in the amounts of $750,000 and $250,000, respectively. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the shares to the Company regarding their investment interest and sophistication, among other things. These shares are entitled to “piggyback registration” rights upon filing by the Company of a registration statement.

Also in August 2007, the Company issued to Vestal Venture Capital three-year warrants to purchase an aggregate of 1,750,000 shares of Common Stock at an exercise price of $0.05 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in connection with the execution of a promissory note in the amount of $250,000 made to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things. These shares are entitled to “piggyback registration” rights upon filing by the Company of a registration statement.

Also in August 2007, the Company issued to Phipps three-year warrants to purchase an aggregate of 250,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in connection with the extension of a promissory note in the amount of $251,684 made to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things. These shares are entitled to “piggyback registration” rights upon filing by the Company of a registration statement.

In September 2007, the Company issued to each Paul Arena, an officer and director of the Company and to Braswell Enterprises, L.P., a limited partnership controlled by Al Braswell, a director of the Company, three-year warrants to purchase an aggregate of 1,250,000 shares of Common Stock at an exercise price of $0.05 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in connection with the execution of promissory notes in the amount of $125,000 each made to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things. These shares are entitled to “piggyback registration” rights upon filing by the Company of a registration statement.

Also in September 2007, the Company issued to Vestal Venture Capital three-year warrants to purchase an aggregate of 2,500,000 shares of Common Stock at an exercise price of $0.05 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in connection with the execution of a promissory note in the amount of $250,000 made to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by the Company of a registration statement.

In November 2007, the Company issued to Vestal Venture Capital three-year warrants to purchase an aggregate of 1,800,000 shares of Common Stock at an exercise price of $0.15 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in connection with the extension of a promissory note in the amount of $600,000 made to the Company. Additionally, the Company issued to Vestal Venture Capital three-year warrants to purchase an aggregate of 3,900,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in connection with the extension of a promissory note in the amount of $650,000 made to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by the Company of a registration statement.

Also in November 2007, the Company had an aggregate of 2,650,848 common shares pending issuance to the holders of Series D Convertible Preferred Stock in exchange for interest due from the period of January 1, 2007 through August 11, 2007. These common shares are to be issued in lieu of $289,771 of interest owed by the Company. The common shares are to be issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the common shares to the Company regarding their investment interest and sophistication, among other things.

Also in November 2007, the Company had an aggregate of 136,010 common shares pending issuance to the holders of Series E Convertible Preferred Stock in exchange for interest due from the period of January 1, 2007 through September 30, 2007. These common shares are to be issued in lieu of $14,695 of interest owed by the Company. The common shares are to be issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the common shares to the Company regarding their investment interest and sophistication, among other things.

Also in November 2007, the Company had an aggregate of 594,286 common shares pending issuance to the holders of the $520,000 Private Placement of common stock which closed on December 20, 2006 in exchange for a modification agreement to withdraw a registration statement previously required. These common shares are to be issued in lieu of $41,600 of penalties owed by the Company. The common shares are to be issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the common shares to the Company regarding their investment interest and sophistication, among other things.

Also in November 2007, the Company had an aggregate of 4,142,858 common shares pending issuance to the holders of the $2,000,000 Private Placement of Convertible  Notes which closed on December 28, 2006 in exchange for a modification agreement to withdraw a registration statement previously required. These common shares are to be issued in lieu of $290,000 of penalties and interest owed by the Company. The common shares are to be issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the common shares to the Company regarding their investment interest and sophistication, among other things.

Also in November 2007, the Company had an aggregate of 1,583,334 common shares pending issuance to the holders of the $2,000,000 Private Placement of Convertible Notes which closed on February 28, 2007 in exchange for a modification agreement to withdraw a registration statement previously required. These common shares are to be issued in lieu of $190,000 of penalties and interest owed by the Company. The common shares are to be issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the common shares to the Company regarding their investment interest and sophistication, among other things.

Also in November 2007, the Company had an aggregate of 5,000,000 warrants pending issuance to the holders of the $2,000,000 Private Placement of Convertible Notes which closed on December 28, 2006 to purchase shares of Common Stock at an exercise price of $0.07 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with penalties and interest owed by the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

Also in November 2007, the Company had an aggregate of 3,000,000 warrants pending issuance to the holders of the $2,000,000 Private Placement of Convertible Notes which closed on February 28, 2007 to purchase shares of Common Stock at an exercise price of $0.12 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with penalties and interest owed by the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

Also in November 2007, the Company issued to two individuals three-year warrants to purchase an aggregate of 1,500,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in connection with the execution of promissory notes in the aggregate amount of $150,000 made to the Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by the Company of a registration statement.

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

i2 TELECOM INTERNATIONAL, INC.

Date: November 14, 2007	/S/ Paul R. Arena

Paul R. Arena

Chief Executive Officer

(duly authorized signatory and
Principal Executive Officer)

EXHIBIT INDEX

3.1	Articles of Incorporation, as amended, (1)
3.2	Bylaws, as amended (1).

3.3	Certificate of Designations of Rights and Preferences for Series D Preferred Stock (2).

3.4	Amendment to the Company’s Articles of Incorporation (3).

3.5	Amendment to the Company’s Articles of Incorporation (3).

3.6	Certificate of Designation of Rights and Preferences for Series E Preferred Stock (4).

3.7	Amendment to Articles of Incorporation dated April 17, 2006 (5).

3.8	Articles of Amendment to the Articles of Incorporation (6).

10.1	Amended and Restated 2004 Stock Incentive Plan (8).

10.2	Non-Negotiable Secured Promissory Note for the benefit of Vestal Venture Capital dated July 9, 2007 (9).

10.3	Guaranty by and between Vestal Venture Capital and Paul Arena dated July 9, 2007 (9).

10.4	Term Loan Agreement by and between the Company and Vestal Venture Capital dated July 9, 2007 (9).

10.5	Warrant dated July 9, 2007 for the benefit of Vestal Venture Capital (9).

10.6	Loan Subordination Agreement by and between the Company and University Bank dated July 9, 2007 (9).

10.7	Pledge Agreement by and between the Company and Vestal Venture Capital dated July 9, 2007 (9).

10.8	Registration Rights Agreement by and between the Company and Vestal Venture Capital dated July 9, 2007 (9).

10.9	Non-Negotiable Secured Promissory Note for the benefit of Vestal Venture Capital dated September 28, 2007.*

10.10	Guaranty by and between Vestal Venture Capital and Paul Arena dated September 28, 2007.*

10.11	Term Loan Agreement by and between the Company and Vestal Venture Capital dated September 28, 2007.*

10.12	Warrant dated August 06, 2007 for the benefit of Vestal Venture Capital.*

10.13	Pledge Agreement by and between the Company and Vestal Venture Capital dated September 28, 2007.*

10.14	Registration Rights Agreement by and between the Company and Vestal Venture Capital dated September 28, 2007.*

10.15	Note Modification Agreement for the benefit of Phipps dated August 31, 2007.*

10.16	Warrant dated August 31, 2007 for the benefit of Phipps.*

10.17	Registration Rights Agreement by and between the Company and Phipps dated August 31, 2007.*

10.18	Non-Negotiable Secured Promissory Note for the benefit of Vestal Venture Capital dated September 10, 2007 (10).

10.19	Guaranty by and between Vestal Venture Capital and Paul Arena dated September 10, 2007 (10).

10.20	Term Loan Agreement by and between the Company and Vestal Venture Capital dated September 10, 2007 (10).

10.21	Warrant dated September 10, 2007 for the benefit of Vestal Venture Capital (10).

10.22	Pledge Agreement by and between the Company and Vestal Venture Capital dated September 10, 2007 (10).

10.23	Registration Rights Agreement by and between the Company and Vestal Venture Capital dated September 10, 2007 (10).

10.24	Non-Negotiable Secured Promissory Note for the benefit of Braswell Enterprises, L.P. dated September 10, 2007 (10).

10.25	Term Loan Agreement by and between the Company and Braswell Enterprises, L.P. dated September 10, 2007 (10).

10.26	Warrant September 10, 2007 for the benefit of Braswell Enterprises, L.P. (10).

10.27	Registration Rights Agreement by and between the Company and Braswell Enterprises, L.P. dated September 10, 2007 (10).

10.28	Employment Agreement between the Company and Mark Hewitt dated October 2007 (11).

10.29	Warrant dated November 04, 2007 for the benefit of Vestal Venture Capital.*

10.30	Warrant dated November 09, 2007 for the benefit of Vestal Venture Capital.*

10.31	Form of Non-Negotiable Secured Promissory Note. *

10.32	Form of Term Loan Agreement. *

10.33	Form of Warrant. *

10.34	Form of Registration Rights Agreement.*

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer and Principal Financial Officer.*

32.1	Section 1350 Certification by the Company’s Chief Executive Officer and Principal Financial Officer.*

*	Filed herewith

(1)	Filed with the Issuer’s Annual Report on Form 10-KSB for the year ended December 31, 2003.
(2)	Filed with the Issuer’s Current Report on Form 8-K filed August 13, 2004.
(3)	Filed with the Issuer’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.
(4)	Filed with the Issuer’s Current Report on Form 8-K filed November 22, 2005.
(5)	Filed with the Issuer’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006.
(6)	Filed with the Issuer’s Schedule 14A Definitive Proxy Statement filed on June 22, 2007.
(7)	Filed with the Issuer’s Current Report on Form 8-K/A filed on July 16, 2007.
(8)	Filed with the Issuer’s Post Effective Amendment to its Form S-8 filed on July 7, 2007.
(9)	Filed with the Issuer’s Current Report on Form 8-K filed July 13, 2007.
(10)	Filed with the Issuer’s Current Report on Form 8-K filed October 4, 2007.
(11)	Filed with the Issuer’s Current Report on Form 8-K filed October 17, 2007.

Exhibit 31.1

Certification

I, Paul R. Arena, certify that:

1.	I have reviewed this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007 of i2 Telecom International, Inc.;
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

Date: November 14, 2007

/S/ Paul R. Arena
Paul R. Arena,

Chairman of the Board, Chief Executive Officer and Principal Financial Officer

Exhibit 32.1

SECTION 1350 CERTIFICATION

I, Paul R. Arena,, do hereby certify in accordance with 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.

The Quarterly Report on Form 10-QSB of I2 Telecom International, Inc. (the “Company”) for the period ended September 30, 2007 (the “Periodic Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. §§78m or 78o(d)); and

2.	The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2007

/S/ Paul R. Arena
Paul R. Arena,

Chairman of the Board,

Chief Executive Officer and Principal Financial Officer