Form 10KSB
period 2007-12-31
I2 TELECOM INTERNATIONAL INC
filed 2008-04-09
CIK 949371

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

i2 TELECOM INTERNATIONAL, INC.

Filing Type:	10-KSB
Description:	Annual Report
Filing Date:	April 8, 2008
Period End:	December 31, 2007

Primary Exchange:	Over the Counter Includes OTC and OTCBB
Ticker:	ITUI

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

x	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

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

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value

(Title of class)

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

?

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  _ _

The issuer’s revenues for its most recent fiscal year were $865,151.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as April 4, 2008 was approximately $14,831,468

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 4, 2008, 185,393,349 shares of the issuer’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

PART I

Item 1. Description of the Business

Background of the Company

We were incorporated as “Transit Information Systems, Inc.” under the laws of the State of Washington on October 17, 1988. In March 2004, we changed our name to “i2 Telecom International, Inc.” and began our current operations. Our offices are located at 5070 Old Ellis Pointe, Suite 110, Roswell, Georgia 30076, and our telephone number at that address is (404) 567-4750. We maintain websites at www.i2telecom.com, www.voicestick.com and www.myglobaltalk.com .

Business of the Company

The Company, through its subsidiary, i2 Telecom International, Inc., a Delaware corporation, (“i2Telecom (DE)”), provides low-cost telecommunications access to our subscribers by employing next-generation VoIP technology. This access is provided through our VoiceStick® and micro gateway adapters. By downloading our VoiceStick® software or using the VoiceStick® USB drive, our subscribers are able to use their computers as telephones. Our products allow our subscribers to call anywhere in the world at rates that are usually far below long distance telephone rates. Our operations are based in Roswell, Georgia.

Our technology offers the end user the following benefits:

• near carrier grade quality of service
• low cost long distance calling worldwide;

• broadband telephony access via your laptop with our VoiceStick®;

• broadband telephony technology in our micro gateway adapters;

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

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

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

 We believe that the growth of VoIP has been and continues to be driven primarily by:

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

As a result of these developments, consumers, enterprises and telecommunications providers are continuing to embrace offerings from VoIP providers. Consumers, particularly in emerging markets, are increasingly using VoIP-enabled services, such as calling cards and Internet Protocol (“IP”) telephones, to realize significant cost savings on long distance calls. Enterprises are significantly reducing telephony expenses by using VoIP to link users within offices and around the world. VoIP enables telecommunications providers to reduce their network costs and to deliver new products and services that cannot be supported by traditional networks.

Competition

Domestically, the long distance market in the United States is highly competitive and includes providers of all sizes, including huge incumbents, such as Sprint, Inc. and the regional Bell operating companies, and companies such as Vonage, Inc. and Net2Phone, Inc.

Internationally, the competitive marketplace varies from region to region. Our competitors include both government-owned and incumbent phone companies and emerging competitive carriers.

The principal competitive factors in the national and international markets include price, quality of service, distribution, customer service, reliability, network capacity, the availability of enhanced communications services and brand recognition.

We do not represent a significant competitive presence in our industry.

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

Products and Services

We are a low cost long distance voice service provider with proprietary products such as the VoiceStick®, micro gateways and other non-proprietary related devices. We use highly optimized micro controllers and mixed signal integrated circuits resulting in a very inexpensive and efficient communications platform that is secure and device agnostic. We believe that our technology delivers sound quality comparable to a conventional phone call.

The VoiceStick® USB drive is a plug and play, portable key chain-sized device that inserts directly into the USB port of almost any desktop or notebook computer (including personal data assistants, commonly known as PDAs). The VoiceStick® instantly allows the user to make domestic and international long distance calls via the Internet with the use of a headphone (included with the purchase of the VoiceStick®) and a phone number. Once the VoiceStick® is installed in the USB port, a dial pad display enables the user to call any telephone in the world directly from the computer, using VoIP technology, at a fraction of normal long-distance rates.

The VoiceStick® enables users to:

•	make unlimited calls to other subscribers anywhere in the world using the customer’s laptop and a broadband connection;

•	make long distance calls to people who use a standard telephone line using our least cost routing network that will provide competitive low cost long distance rates; and

•	receive their own direct-dial telephone number.

Our portable micro gateway is the size of a PDA and enables the user to make secure, worldwide phone calls over the Internet. Broadband users simply connect their broadband Internet service to the micro gateway and plug in their regular phone. The micro gateway combines state-of-the-art chipset design with patent pending architecture and proprietary software to produce performance that we believe is competitive with other VoIP gateway architectures. Customers can also connect the micro gateway through their personal computers. They activate the account by visiting our website and becoming subscribers to one of our plans. The subscriber can make unlimited free calls to other subscribers located anywhere in the world for the cost of the micro gateway and a nominal monthly subscription fee. The subscriber can also make domestic or global long distance calls to people who use a standard telephone line through our least cost routing network at highly competitive long distance rates.

Our portable micro gateway enables users to:

•

make unlimited calls to other subscribers anywhere in the world using the customer’s existing phone (no new or special IP phone required), at no cost other than the initial cost of the micro gateway and the monthly subscription fee;

•	make local long distance calls to people who use a standard telephone line using our least cost routing network that will provide competitive low cost long distance rates; and

•	receive their own direct inward dial (DID) phone number.

We plan to introduce other enhanced services and products through our ongoing investment in research and development. In 2006 we enhanced cellular connectivity to the VoIP network through modifications to our micro gateway and the VoiceStick® service. We are working to integrate IM chat, video, Internet television and other applications into a communications portal, although we cannot guarantee that we will be successful in these endeavors. These applications would offer the user complete mobility within the home or office.

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

Business Strategy

Our primary objective is to become a leading low cost provider of domestic and international long distance communications services. We believe that we can accomplish this goal by implementing the following strategies:

•	we intend to focus on markets with the highest long distance costs and Internet usage;

•	we intend to target the leading distributors, OEMs, large enterprise and indirect selling channels in the U.S.;

•	we intend to utilize multi-tiered indirect distribution channels in international markets;

•	we intend to introduce new products and services that drive ease-of use and mass adoption; and

•	we intend to outsource all elements of our production and service delivery.

Sales and Marketing

Our website, www.voicestick.com, is the cornerstone for domestic and international information retrieval, the service plans and call rates for specific countries and frequently asked questions. It also functions as a full e-commerce site through its ability to support provisioning, account set up, the addition of pre-paid minutes to accounts, account status and account inquiry.

We have implemented a variety of methods in order to drive traffic to our website. Banner advertisements on key portals, websites and search engines are expected to provide us with a web presence. We intend to develop partnerships with enterprise customers leveraging their brand awareness and distribution into various sales channels and demographic segments.

The primary target markets for our VoiceStick® technology are consumers and small and medium size businesses that wish to make long distance calls at prices that are extremely competitive. We are also targeting international markets, with an emphasis on Asia Pacific, Central and South America and Europe. We believe these markets have the highest cost of long distance service and thus provide the greatest opportunity for us to offer significant cost savings to end users.

Since the United States is the most price competitive market, we are targeting the domestic market through retail channels, agents and selected OEMs.

Customer Service

Our customer support center is located in Roswell, Georgia and offers Tier 1 and Tier 2 support with established escalation procedures and associated response metrics. Tier 3 support is provided by our remote engineering staff. We are continuing to develop the 24/7 customer support services that we offer intermittently to further refine the quality of service. Pursuant to our overall business strategy, we may elect to outsource this function in the future.

Intellectual Property

We were awarded our first patent in February of 2008, and we have patents pending including technology for a Telephony Protocol Engine, (“TPE”), which includes, but is not limited to, technology involving Audio Compression Enhancement (“ACE”) and various methods of originating VoIP communications. Additionally, we have 8 patents pending, including over 100 claims, one registered copyright and four registered trademarks all of which we believe will provide substantial future value, both in the area of cellular bridging and for the “VoiceStick®”, the first portable VoIP phone. We believe that our intellectual property offers substantial commercial revenue potential as well as additional revenue potential through royalties and licenses.

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

Government Regulation

On November 5, 2005, the Federal Communications Commission (FCC) Enforcement Bureau issued further revisions to E-911 compliance requirements for interconnected VoIP service providers. VoIP providers were not forced to cut off subscribers who did not receive E911 services by November 28, 2005. However, VoIP companies were expected to stop marketing their service and accepting new customers in service areas that are not equipped to provide E-911 call routing, even if subscribers would be able to get “basic” 911 service. The FCC document states “Although we do not require providers that have not achieved full 911 compliance by November 28, 2005, to discontinue the provision of interconnected VoIP service to any existing customers, we do expect that such providers will discontinue marketing VoIP service, and accepting new customers for their service, in all areas where they are not transmitting 911 calls to the appropriate PSAP in full compliance with the Commission's rules.” Currently, we have only partially complied with FCC’s order for E-911 compliance.

We are not otherwise subject to direct federal, state, or local regulation, and laws or regulations applicable to access to or commerce on the Internet, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet and other VoIP services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other VoIP services covering issues such as user privacy, “indecent” materials, freedom of expression, pricing content and quality of products and services, taxation, advertising, intellectual property rights and information security. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use, which in turn could decrease the demand for our products and services or increase the cost of doing business or in some other manner have a material adverse effect on our business, results of operations, and financial condition.

Research and Development

We estimate that our employees spent approximately 1,500 hours in 2007 and 10,000 hours in 2006 in efforts related to research and development. We estimate these efforts represented approximately 4% of our total overhead expenses incurred during the period.

Environmental Regulations

The Company does not have any environmental regulations to consider.

Manufacturing

We procure USB drives for the VoiceStick® from commercial vendors. We then program the devices with our proprietary and licensed software utilizing our proprietary code. The units are assembled and programmed in the U.S.

Employees

As of March 28, 2008, we had 14 full-time employees and zero part-time employees. We also rely on a number of consultants and advisors whom we employ on an “as-needed” basis.

 Risk Factors

We are subject to various risks that may material harm its business, financial condition and results of operations. An investor should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and an investor could lose all or part of his or her investment.

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

We have a history of losses and negative cash flows from operations and we may not be profitable in the future.

We sustained a loss of $9,088,752 for the year ended December 31, 2007, a loss of $5,800,177 for the fiscal year ended December 31, 2006. We had an accumulated deficit at December 31, 2007 of approximately $37,305,062 million. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms. The financial statements included elsewhere in this prospectus do not include any adjustments that might result from the outcome of these uncertainties. Furthermore, developing and expanding our business will require significant additional capital and other expenditures. Accordingly, if we are not able to increase our revenue, then we may never achieve or sustain profitability.

At March 31, 2008 we had approximately $6,300 in cash and current liabilities of approximately $6,983,024. We have been able to meet our operating requirements since December 31, 2007 with interim financing of approximately $1,500,000; however, we currently have no commitments for financing. We will need to receive additional capital to continue our operations.

Financing may not be available to us on commercially reasonable terms, if at all. There is no assurance that we will be successful in raising additional capital or that the proceeds of any future financings will be sufficient to meet our future capital needs. It is not likely that we will be able to continue our business without additional financing. Currently, we have no commitments for additional financing.

The price of our Common Stock has been volatile in the past and may continue to be volatile.

The stock market in general, and the market for technology companies in particular, has recently experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2003 to December 31, 2007, the per share closing price of our Common Stock on the Over-the-Counter Bulletin Board fluctuated from a high of $3.35 to a low of $.03. We believe that the volatility of the price of our Common Stock does not solely relate to our performance and is broadly consistent with volatility experienced in our industry. Fluctuations may result from, among other reasons, responses to operating results, announcements by competitors, regulatory changes, economic changes, market valuation of technology firms and general market conditions.

In addition, in order to respond to competitive developments, we may from time to time make pricing, service or marketing decisions that could harm our business. Also, our Company’s operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In either case, the trading price of our Common Stock would likely decline.

The trading price of our Common Stock could continue to be subject to wide fluctuations in response to these or other factors, many of which are beyond our control. If the market price of our Common Stock decreases, then shareholders may not be able to sell their shares of our Common Stock at a profit.

Our common shares are thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our common shares are sporadically or "thinly-traded" on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company and we are relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

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

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

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

Our executive officers have been employed for a relatively short period of time, and may not be able to implement our business strategy. The failure to effectively implement our business strategy will have a material, adverse effect on our business, financial condition and results of operations.

Our management team consists of 3 executive officers who have been employed by us for over three years. There can be no assurance that they will function successfully as a management team to implement our business strategy. If they are unable to do so, then our business, financial condition and results of operations could be materially adversely affected.

Our performance could be adversely affected if we are unable to attract and retain qualified personnel in the fields of engineering, marketing and finance.

Our performance is dependent on the services of our management as well as on our ability to recruit, retain and motivate other key employees in the fields of engineering, marketing and finance. Competition for qualified personnel is intense and there is a limited number of persons with knowledge of and experience with VoIP. We cannot assure you that we will be able to attract and retain key personnel, and the failure to do so could hinder our ability to implement our business strategy and could cause harm to our business.

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

The general condition of the telecommunications market will affect our business. Continued pricing declines may result in a decline in our operating results.

We are subject to market conditions in the telecommunications industry. Our operations could be adversely affected if pricing continues to decline as it has in the past few years. If pricing declines continue, then we may experience adverse operating results.

The VoIP telephony market is subject to rapid technological change. Newer technology may render our technology obsolete which would have a material, adverse impact on our business and results of operations.

VoIP telephony is an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advancement. To compete successfully in this emerging market, we must continue to design, develop, manufacture, and sell new and enhanced VoIP telephony software products and services that provide increasingly higher levels of performance and reliability at lower cost. Our success in designing, developing, manufacturing, and selling such products and services will depend on a variety of factors, including:

•	the identification of market demand for new products;

•	the scalability of our VoIP telephony software products;

•	product and feature selection;

•	timely implementation of product design and development;

•	product performance;

•	cost-effectiveness of current products and services and products under development;

•	our ability to successfully implement service features mandated by federal and state law;

•	effective manufacturing processes; and

•	effectiveness of promotional efforts.

Additionally, we may also be required to collaborate with third parties to develop our products and may not be able to do so on a timely and cost-effective basis, if at all. We have in the past experienced delays in the development of new products and the enhancement of existing products, and such delays will likely occur in the future. If we are unable, due to resource constraints or technological or other reasons, to develop and introduce new or enhanced products in a timely manner, if such new or enhanced products do not achieve sufficient market acceptance, or if such new product introductions decrease demand for existing products, our operating results would decline and our business would not grow.

The continued growth of the Internet as a medium for telephone services is uncertain. If this growth does not continue, our business and financial condition could be materially adversely affected.

The continued market acceptance of the Internet as a medium for telephone services is subject to a high level of uncertainty. Our future success will depend on our ability to significantly increase revenues, which will require widespread acceptance of the Internet as a medium for telephone communications. There can be no assurance that the number of consumers using the Internet for telephone communications will grow. If use of the Internet for telephone communications does not continue to grow, our business and financial condition could be materially adversely affected.

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

Our business faces security risks. Our failure to adequately address these risks could have an adverse effect on our business and reputation.

A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our VoIP operations. We may be required to expend significant capital and resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Consumer concern over Internet security has been, and could continue to be, a barrier to commercial activities requiring consumers to send their credit card information over the Internet. Computer viruses, break-ins, or other security problems could lead to misappropriation of proprietary information and interruptions, delays, or cessation in service to our customers. Moreover, until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet as a merchandising medium. Our failure to adequately address these risks could have an adverse effect on our business and reputation.

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

Products and services like the ones we offer change rapidly, therefore, we must continually improve them. However, our need to invest in research and development may prevent us from ever being profitable.

Products and services like the ones we offer are continually upgraded in an effort to make them work faster, be easier to us and provide more options. Our industry is characterized by the need for continued investment in research and development. If we fail to invest sufficiently in research and development, then our products could become less attractive to potential customers, which could have a material adverse effect on our results of operations and financial condition. However, any investment in research and development and technological innovation will cause our operating costs to increase. This could prevent us from ever achieving profitability.

We sell a service that allows our customers to make telephone calls over the Internet. Intellectual property infringement claims brought against us, even without merit, could require us to enter into costly licenses or deprive us of the technology we need.

The service we sell allows our users to make telephone calls over the Internet. Third parties may claim that the technology we develop or license infringes their proprietary rights. Any claims against us may affect our business, results of operations and financial conditions. Any infringement claims, even those without merit, could require that we pay damages or settlement amounts or could require us to develop non-infringing technology or enter into costly royalty or licensing agreements to avoid service implementation delays. Any litigation or potential litigation could result in product delays, increased costs or both. In addition, the cost of litigation and the resulting distraction of our management resources could have a material adverse effect on our results of operations and financial condition. If successful, a claim of product infringement could completely deprive us of the technology we need.

We have developed our underlying software and we try to protect it from being used by others in our industry. Failure to protect our intellectual property rights could have a material adverse effect on our business.

We rely on copyright, trade secret and patent laws to protect our content and proprietary technologies and information, including the software that underlies our products and services. Additionally, we have taken steps that we believe will be adequate to establish, protect and enforce our intellectual property rights. There can be no assurance that such laws and steps will provide sufficient protection to our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain rights to use our products or technologies.

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

We have pending several patent applications related to embedded software technology and methods of use. There can be no assurance that these patents will be issued. Even if these patents are issued, the limited legal protection afforded by patent, trademark, trade secret and copyright laws may not be sufficient to protect our proprietary rights to the intellectual property covered by these patents.

Furthermore, the laws of many foreign countries in which we do business do not protect intellectual property rights to the same extent or in the same manner as do the laws of the United States. Although we have implemented and will continue to implement protective measures in those countries, these efforts may also not be successful. Additionally, even if our domestic and international efforts are successful, our competitors may independently develop non-infringing technologies that are substantially similar or superior to our technologies.

If our products contain defects, then our sales would be likely to suffer, and we may even be exposed to legal claims. Defects in our products could have a material adverse impact on our business and operating results.

Our business strategy calls for the development of new products and product enhancements which may from time to time contain defects or result in failures that we did not detect or anticipate when introducing such products or enhancements to the market. In addition, the markets in which our products are used are characterized by a wide variety of standard and non-standard configurations and by errors, failures and bugs in third-party platforms that can impede proper operation of our products. Despite product testing, defects may still be discovered in some new products or enhancements after the products or enhancements are delivered to customers. The occurrence of these defects could result in product returns, adverse publicity, loss of or delays in market acceptance of our products, delays or cessation of service to our customers or legal claims by customers against us. Any of these occurrences could have a material adverse impact on our business and operating results.

Sales to customers based outside the United States have recently accounted for a significant portion of the Company’s revenues, which exposes the Company to risks inherent in international operations.

International sales represented approximately 30% of the Company’s revenues for the year ended December 31, 2007. One of our goals is to increase our foreign sales in order to increase our revenues. However, international sales are subject to a number of risks, including changes in foreign government regulations, laws, and communications standards; export license requirements; currency fluctuations, tariffs and taxes; other trade barriers; difficulty in collecting accounts receivable; longer accounts receivable collection cycles; difficulty in managing across disparate geographic areas; difficulties associated with enforcing agreements and collecting receivables through foreign legal systems; expenses associated with localizing products for foreign markets; and political and economic instability, including disruptions of cash flow and normal business operations that may result from terrorist attacks or armed conflict.

If the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, then the resulting effective price increase of our products to these foreign customers could result in decreased sales. In addition, to the extent that general economic downturns impact our customers, the ability of these customers to purchase our products could be adversely affected. Payment cycles for international customers are typically longer than those for customers in the United States.

If we are able to increase our foreign sales significantly, the occurrence of any of the foregoing could have a material adverse impact on our results of operations.

Doing business over the Internet may become subject to governmental regulation. If these regulations substantially increase the cost of doing business, they could have a material adverse effect on our business, results of operations and financial condition.

We are not currently subject to direct federal, state, or local regulation, and laws or regulations applicable to access to or commerce on the Internet, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet and other VoIP services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other VoIP services covering issues such as user privacy, “indecent” materials,

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

freedom of expression, pricing content and quality of products and services, taxation, advertising, intellectual property rights and information security. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use, which in turn could decrease the demand for our products and services or increase the cost of doing business or in some other manner have a material adverse effect on our business, results of operations, and financial condition.

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

We depend on third-party vendors for key Internet operations including broadband connectivity, termination capability and different operating systems. The loss of any of our vendors could have a material adverse effect on our business, results of operations and financial condition.

We rely on our relationships with third party vendors of Internet development tools and technologies including providers of switches, network termination and operational and billing specialized operations. There can be no assurance that the necessary cooperation from third parties will be available on acceptable commercial terms or at all. Although there are a number of providers of these services, if we are unable to develop and maintain satisfactory relationships with such third parties on acceptable commercial terms, or if our competitors are better able to leverage such relationships, then our business, results of operations and financial condition will be materially adversely affected.

We may not be able to successfully compete with current or future competitors.

The market for VoIP service providers and business solutions providers is highly competitive, and rapidly changing. Since the Internet’s commercialization in the early 1990’s, the number of websites on the Internet competing for the attention and spending of consumers and businesses has proliferated. With no substantial barriers to entry, we expect that competition will continue to intensify. In addition to intense competition from VoIP services providers, we also face competition from traditional telephone systems integrators and providers.

Some of our competitors, such as Vonage and Skype, have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger existing customer bases than we have. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion, and sale of their products or services than we can. There can be no assurance that we will be able to compete successfully against current or future competitors. If we cannot do so, then our business, financial condition and results of operations will be materially and adversely affected.

We have a short operating history. This will make it difficult for you to evaluate our business and prospects.

We began our operations in January 2003 and began providing low-cost telecommunication services employing next-generation VoIP technology when we acquired i2Telecom (DE) in February 2004. Therefore, we have only a limited operating history upon which you can evaluate our business and our prospects. Our operations are subject to all of the risks inherent in a development-stage business enterprise, and our prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the evolving Internet telephony market and acceptance of our products. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by new businesses and the competitive environment in which our business operates.

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

We may not be able to comply with the FCC’s requirements to provide 911 service to our customers. Our inability to comply with these requirements could have an adverse effect on our business and results of operations.

On June 3, 2005 the Federal Communications Commission (“FCC”) issued the VoIP 911 Order adopting rules that require interconnected VoIP providers to provide their new and existing subscribers with 911 service no later than Novembe28, 2005. On November 5, 2005, the FCC issued a public notice stating that VoIP providers who failed to comply with the VoIP 911 Order by November 28, 2005 would not be required to discontinue the provision of interconnected VoIP service to any existing customers, but would be required to discontinue marketing VoIP service and accepting new customers for VoIP service in all areas where the providers are not transmitting 911 calls to the appropriate PSAP (public safety answering point) in full compliance with the FCC’s rules. Because we have not fully complied with the VoIP 911 Order, we are subject to this restriction. We cannot be certain that we will be able to fully comply with this VoIP 911 Order. Because it would prevent us from marketing and accepting new customers in certain areas, our inability to comply with the VoIP 911 Order may have an adverse effect on our business and results of operations.

Item 2. Description of Property

We lease approximately 3,500 square feet of office space in Roswell, Georgia for our operations, and two approximate 100 square feet facilities in downtown Atlanta, Georgia, and one approximate 100 square feet facility in Roswell, Georgia for our network operations center at a total monthly rent of $2,500, $6,435 and $3,300 respectively. We are obligated under the office space lease in Roswell, Georgia until September 2008. Our leases for the network operating centers are on a month-to-month basis with the exception of the Roswell facility which expires February 2009. The addresses for these locations are 5070 Old Ellis Pointe Road, Suite 110 Roswell 30076, 25 Williams Street, Atlanta, Georgia, 30303, 56 Marietta Street, Atlanta, Georgia, 30303 and 5070 Old Ellis Pointe Road, Suite 110 Roswell 30076.

As of December 31, 2007, the Company’s future minimum lease obligations under the Company’s operating leases are as follows:

December 31, 2008	$55,500
December 31, 2009	$6,600
December 31, 2010	$-0-
December 31, 2011	$-0-
December 31, 2012	$-0-
Total	$62,100

We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available to us if we determine such additional facilities are necessary.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of fiscal year 2007 to a vote of security holders.

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market for Common Equity

Our Common Stock is traded on the Over-the-Counter Bulletin Board, and our trading symbol is “ITUI”. The following table sets forth, for the periods indicated, the range of reported high and low bid information for our common stock as reported on the OTCBB. Such quotations reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Trading in our common stock has generally been limited and sporadic, and should not be deemed to constitute an “established trading market”.

	High	Low
2005
1st Quarter	$1.04	$0.67
2nd Quarter	0.61	0.29
3rd Quarter	0.44	0.29
4th Quarter	0.32	0.06

2006
1st Quarter	$0.12	$0..08
2nd Quarter	0.10	0.04
3rd Quarter	0.08	0.05
4th Quarter	0.12	0.03

2007
1st Quarter	$0.28	$0.11
2nd Quarter	0.17	0.11
3rd Quarter	0.10	0.05
4th Quarter	0.18	0.08

2008
1st Quarter	$0.12	$0.07

The above prices represent inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

As of April 4, 2008, we had approximately 800 shareholders of record. Our transfer agent is Continental Stock Transfer and Trust Company located at 17 Battery Place, New York, New York, 10004, (212)509-4000.

We have never paid cash dividends on our Common Stock. We intend to reinvest earnings, if any, for use in the operation of its business and therefore do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

Equity Compensation Plan Information

The following table sets forth information regarding equity compensation plans under which our Common Stock is authorized for issuance as of December 31, 2007.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders: (1)	9,843,668		$.10		20,755,366
Equity compensation plans not approved by security holders:	3,987,658	(2)(3)	$.15	(2)(3)	-0-
Total	13,730,326		$.12		20,755,366

(1)	Represents options granted pursuant to the Company’s 2004 Stock Incentive Plan.

(2)

Does not include (i) options and warrants to purchase 110,415,122 shares of Common Stock with a weighted average exercise price of $.13 per share, which were originally granted as options to purchase shares of i2Telecom (DE)’s common stock pursuant to the i2Telecom (DE) Stock Option Plan, which were assumed by the Company in connection with the Company’s acquisition of i2Telecom (DE) or issuances of options and warrants in connection with various financings. The Company has not made, and will not make, any further grants under the i2 Delaware Stock Option Plan.

(3)	Includes options and warrants to purchase Common Stock granted under plans not approved by the Company’s shareholders. The material features of such plans are set forth below.

From June 2002 to February 2004, the Company granted two current employees, two current directors and two former directors options to purchase an aggregate of 3,987,658 shares of Common Stock at exercise prices having a weighted average price of $0.4515 per share that have since all vested. These options are all considered non-qualified since the merger with Digital Date Networks on February 28, 2004.

As part of a debt settlement from time to time the Company may negotiate to pay its debt through a combination of stock options or shares of common stock.

Sales of Unregistered Securities

In January 2007, we issued to James Rose and Doug Bender, both officers of our Company, 624,671 and 1,000,000 shares, respectively, of our Common Stock in lieu of compensation in the amounts of $62,467 and $100,000, respectively. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things

Also in January 2007, we issued to five individuals, including Audrey Braswell, a director, and Paul Arena, an officer and director, an aggregate of 5,045,856 shares of our Common Stock in lieu of outstanding promissory notes, with interest, totaling $504,587. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

In February 2007, we issued to Joel Katz an aggregate of 1,000,000 shares of our Common Stock in lieu of $100,000 in consulting fees due. The shares were issued in connection with consulting services provided by him to our Company. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things.

Also in February 2007, we issued to five individuals, an aggregate of 970,000 shares of our Common Stock in lieu of $112,150 in fees due. The shares were issued in connection with services provided by them to our Company. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to the us regarding their investment interest and sophistication, among other things.

In March 2007, we issued to Audrey Braswell, a director, and Phillip Rapp, 750,000 and 250,000 shares, respectively, of our Common Stock in accordance with the terms of promissory notes in the amounts of $750,000 and $250,000, respectively. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things

Also in March 2007, we issued a total of 5,263,941 shares of our Common Stock to 12 individuals and institutional investors of our Series D and Series E convertible preferred shares in lieu of $374,068 of preferred dividends for the first, second , third and fourth quarters of 2006. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

Also in March 2007, we issued a total of 3,288,700 shares of our Common Stock to 16 individuals and institutional investors who exercised warrants received upon the purchase of our Series C convertible preferred shares. One of directors, Audrey Braswell participated in the exercise of 166,095 warrants at $0.12 each. We received $394,644 from the warrant exercise. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

Also in March 2007,we issued to Mssrs. Troon, McGraw and Glazov an aggregate of 2,878,571 shares of our Common Stock upon the exercise of warrants. The warrants, exercisable at an average exercise price of $.125 per share, were issued in lieu of additional consideration for a loan extension to the our Company. Mssrs. Troon, McGraw and Glazov exercised the warrants under the cashless exercise provisions of their warrant agreement. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things.

Also in March 2007, we issued to Phillip Rapp an aggregate of 942,857 shares of our Common Stock upon the exercise of warrants. The warrants, exercisable at an average exercise price of $.077 per share, were issued in lieu of additional consideration for a loan extension to our Company. Mr. Rapp exercised the warrants under a cashless exercise formula. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipient of the warrants to us regarding his investment interest and sophistication, among other things.

Also in March 2007, we issued a total of 7,428,574 shares of our Common Stock to 15 individuals and institutional investors. The shares were issued in connection with the purchase of $520,000 of our common stock. One officer and director and one director of the Company were issued 1,428,572 shares in the aggregate for their $100,000 purchase of our Common Stock. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

In April 2007, we issued a total of 300,000 shares of Common Stock to one corporation. The shares were issued in connection with the execution of a consulting agreement with the us. The shares were issued without registration under the

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

In May 2007, we issued to Vestal Venture Capital warrants to purchase an aggregate of 600,000 shares of Common Stock at an exercise price of $0.15 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in connection with the execution of a promissory note in the amount of $600,000 made to our Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by our Company of a registration statement.

Also in May 2007, we issued a total of 1,125,334 shares of Common Stock to 3 individuals and one corporation in lieu of $140,453 of debt owed by our Company. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to our Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon the filing by our Company of a registration statement.

In June 2007, we issued to an individual warrants to purchase an aggregate of 1,000,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in connection with the execution of a promissory note in the amount of $135,000 made to our Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to our Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by our Company of a registration statement.

Also in June 2007, we issued to two individuals and three corporations warrants to purchase an aggregate of 5,100,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in connection with the execution of consulting agreements with our Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to our Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by our Company of a registration statement.

Also in June 2007, we issued to one individual and eight institutions an aggregate of 17,475,000 shares of Common Stock upon the conversion of $3,570,000 of Series D convertible preferred stock, (the “Conversion”) in our Company. An additional 375,000 shares were subsequently issued in connection with this Conversion. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to our Company regarding their investment interest and sophistication, among other things.

Also in June 2007, we issued to twenty-five individuals and institutions an aggregate of 8,666,661 shares of Common Stock upon the conversion of $1,040,000 of Series 2007 Convertible Notes in our Company. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to our Company regarding their investment interest and sophistication, among other things.

Also in June 2007, we issued to four individuals an aggregate of 3,333,334 shares of Common Stock upon the conversion of $400,000 of Series 2007 Convertible Notes in our Company. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to our Company regarding their investment interest and sophistication, among other things.

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

Also in June 2007, we issued to four individuals and one institution an aggregate of 20,357,141 shares of Common Stock upon the conversion of $1,425,000 of Series 2006 Convertible Notes in our Company. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to our Company regarding their investment interest and sophistication, among other things.

In July 2007, we issued to Vestal Venture Capital warrants to purchase an aggregate of 2,600,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in connection with the execution of a promissory note in the amount of $650,000 made to our Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to our Company regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by our Company of a registration statement.

Also in July 2007, we issued to Vestal Venture Capital warrants to purchase an aggregate of 1,800,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in connection with the execution of a promissory note in the amount of $600,000 made to our Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to our Company regarding their investment interest and sophistication, among other things. However, these warrants are entitled to “piggyback registration” rights upon filing by our Company of a registration statement.

Also in July 2007, we issued to six individuals and one institution an aggregate of 2,750,000 shares of Common Stock upon the conversion of $330,000 of Series 2007 Convertible Notes in our Company. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to our Company regarding their investment interest and sophistication, among other things.

Also in July 2007, we issued to nine individuals and institutions an aggregate of 6,071,425 shares of Common Stock upon the conversion of $425,000 of Series 2006 Convertible Notes in our Company. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to our Company regarding their investment interest and sophistication, among other things.

In August 2007, we issued to Audrey Braswell, a director, and Phillip Rapp, 750,000 and 250,000 shares, respectively, of Common Stock in accordance with the terms of promissory notes in the amounts of $750,000 and $250,000, respectively. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to our Company regarding their investment interest and sophistication, among other things.

Also in August 2007, we issued to an individual warrants to purchase an aggregate of 500,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in connection with the execution of an extension for promissory note in the amount of $250,000 made to our Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to our Company regarding their investment interest and sophistication, among other things.

In September 2007, we issued to one individual and two institutional investors warrants to purchase an aggregate of 5,000,000 shares of Common Stock at an exercise price of $0.05 per share, vested immediately upon the date of grant with a five-year expiration period. One officer and director and one director of the Company participated in $250,000 of this financing. The warrants were issued in connection with the execution of a promissory note in the amount of $500,000 made to our Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to our Company regarding their investment interest and sophistication, among other things.

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

However, these warrants are entitled to “piggyback registration” rights upon filing by our Company of a registration statement.

In October 2007, we issued to one individual an aggregate of 10,796 shares of our Common Stock upon the exercise of warrants. The warrants, exercisable at an average exercise price of $.01 per share, were issued in lieu of a consulting fee to our Company. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipient of the warrants to us regarding his investment interest and sophistication, among other things.

In November 2007, we issued to seventeen individuals and institutions an aggregate of 4,142,857 shares of Common Stock. The shares were issued in connection the interest owed to the holders of the Series 2006 Convertible Notes in our Company. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to our Company regarding their investment interest and sophistication, among other things.

Also in November 2007, we issued to forty-two individuals and institutions an aggregate of 1,583,333 shares of Common Stock. The shares were issued in connection the interest owed to the holders of the Series 2007 Convertible Notes in our Company. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to our Company regarding their investment interest and sophistication, among other things.

Also in November 2007, we issued to fifteen individuals and institutions an aggregate of 594,286 shares of Common Stock. The shares were issued in connection with a negotiated penalty for failure of our Company to comply in a timely manner to a registration requirement owed to the holders of the $520,000 Common Stock financing in our Company. One officer and director and one director of the Company were issued 114,286 shares in the aggregate for their participation as holders of these shares. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to our Company regarding their investment interest and sophistication, among other things.

Also in November 2007, we issued a total of 2,756,634 shares of our Common Stock to 10 individuals and institutional investors of our Series D and Series E convertible preferred shares in lieu of $301,760of preferred dividends in order to bring all preferred shareholders current through 08/11/2007.. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

Also in November 2007, we issued to five individuals and institutions an aggregate of 501,430 shares of our Common Stock upon the exercise of warrants. The warrants, exercisable at an average exercise price of $.10 per share, were issued in consideration of financial advisory services. The parties exercised the warrants under the cashless exercise provisions of their warrant agreement. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things.

Also in November 2007, we issued to two individual investors warrants to purchase an aggregate of 1,500,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of a promissory note in the amount of $150,000 made to our Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to our Company regarding their investment interest and sophistication, among other things. However, these warrants are entitled to “piggyback registration” rights upon filing by our Company of a registration statement.

Also in November 2007, we issued to an institutional investor warrants to purchase an aggregate of 7,500,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in connection with the execution of an extension for promissory notes in the amount of

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

$1,250,000 made to our Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to our Company regarding their investment interest and sophistication, among other things. However, these warrants are entitled to “piggyback registration” rights upon filing by our Company of a registration statement.

Also in November 2007, we issued to one individual and two institutional investors warrants to purchase an aggregate of 2,500,000 shares of Common Stock at an exercise price of $0.08 per share, vested immediately upon the date of grant with a five-year expiration period. One officer and director and one director of the Company received 1,250,000 warrants in the aggregate. The warrants were issued in connection with the execution of an extension for promissory notes in the amount of $500,000 made to our Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to our Company regarding their investment interest and sophistication, among other things. However, these warrants are entitled to “piggyback registration” rights upon filing by our Company of a registration statement.

Also in November 2007, we issued to one individuals warrants to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in connection with the execution of a consulting agreement with our Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to our Company regarding their investment interest and sophistication, among other things.

Also in November 2007, we issued to one individual and two institutional investors warrants to purchase an aggregate of 2,500,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a three-year expiration period. One officer and director and one director of the Company participated in $250,000 of this financing. The warrants were issued in connection with the execution of an extension for promissory note in the amount of $500,000 made to our Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to our Company regarding their investment interest and sophistication, among other things.

In December 2007, we issued to five individual investors warrants to purchase an aggregate of 5,000,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of a promissory note in the amount of $500,000 made to our Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to our Company regarding their investment interest and sophistication, among other things. However, these warrants are entitled to “piggyback registration” rights upon filing by our Company of a registration statement.

Also in December 2007, we issued to an institutional investor warrants to purchase an aggregate of 7,500,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in connection with the execution of an extension for promissory notes in the amount of $1,250,000 made to our Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to our Company regarding their investment interest and sophistication, among other things. However, these warrants are entitled to “piggyback registration” rights upon filing by our Company of a registration statement.

Also in December 2007, we issued to an individual investor 1,500,000 shares of Common Stock upon the exercise of warrants at $0.01 per share. The warrants were issued in connection with consulting services made to our Company. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the beneficial owner to our Company regarding their investment interest and sophistication, among other things.

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

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

Overview

We provide low-cost telecommunications services employing next-generation VoIP technology. Our revenues are derived from the sale of integrated access devices and recurring monthly subscriptions and call minute termination. We currently offer three calling plans for residential use, varying in price from “pay as you go” to $24.99 per month, and three calling plans for business use, varying in price from $79.99 a month to $9.99 a month. The price of the plans varies depending on the service provided (international long distance service to most countries, long distance service throughout the United States and Canada and 400 minutes in long distance service throughout the United States and Canada). We also offer “next to nothing” services to our subscribers. Our “Next To NothingTM” services allow residential and business subscribers to make and receive calls from other Voicestick® subscribers for free. Each of our service plans includes a full suite of features typically offered by traditional circuit-switched telephone service providers, such as call waiting, caller ID and call forwarding. In addition, we offer several enhanced features at no additional charge that are not typically offered by traditional telephone service providers, such as an account management website that allows customers to add or change their features online, call logging, multi-way conferencing and a call duration time. We offer low international per minute calling rates for calls to locations outside the United States, Puerto Rico, and Canada.

We recruit subscribers by promotions made via e-mail, direct mail, telemarketing, print and radio advertising and a customer referral program, all designed to build our brand, attract new subscribers and retain existing subscribers. During the 2007 fiscal year, the number of subscribers to our services (both residential and business) increased by approximately 40% over the number of subscribers to our services during the 2006 fiscal year.

We believe that the market for VoIP-based communication services in the United States and abroad will expand dramatically during the next five years. However, in order to sustain growth, VoIP providers must attract mainstream consumers to their services. Mainstream consumers tend to be more resistant to new technology or unfamiliar services. Fundamental differences between VoIP and traditional telephone networks, such as network unavailability in the event of a power outage, may deter mainstream consumers from adopting VoIP in their homes. In addition, lingering perceptions of poor call quality may dissuade consumers from switching to VoIP from traditional telephone service. Furthermore, some analysts believe that the VoIP industry will need to move away from marketing VoIP on the basis of its low price, and instead begin to distinguish VoIP from traditional telephone service on the basis of innovative features, in order to combat price erosion and maintain healthy revenues in the industry. This will be especially important as the regulation governing VoIP becomes more developed, since increasing regulation may impose additional operating costs and taxes on VoIP providers that may increase their costs of doing business and, ultimately, reduce their ability to undercut the pricing of traditional telephone services.

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

Traditional telephone companies and cable companies pose significant competitive challenges to VoIP-only companies such as ours, since they have the advantages of a large existing customer base, the potential to offer VoIP as part of an attractive bundle of services, and significant financial resources that could support lower pricing and greater marketing activities. Because independent VoIP providers like us do not control the broadband Internet connection over which their services are provided, companies such as ours do not have full control over the quality of the VoIP calls and are vulnerable to interference with their services by broadband access providers with whom they may compete. Because companies like ours are not regulated telecommunications carriers, VoIP-only companies also lack direct access to new telephone numbers and to the resources that facilitate local number portability, features that are important in attracting new customers and maintaining customer satisfaction.

Results of Operations

2007 Compared to 2006

Revenues increased to $865,151 in 2007 from $754,939 in 2006, attributable to an increase in the number of subscribers to the Company’s products.

Cost of Goods Sold increased to $1,006,873 in 2007 from $810,999 in 2006. The increase is attributable to a write down in inventory taken during 2007 and an increase in revenues during the period..

Gross loss increased to $141,722 in 2007, compared to a loss of $56,060 in 2006. The increased loss is attributable to a write down of inventory during 2007.

General and Administrative Expenses increased to $7,338,041 in 2007 from $5,306,407 in 2006. The increase in general and administrative expenses in 2007 was primarily attributable an increase in financing related expenses such as bond discounts, financing fees, interest expenses and depreciation and amortization costs.

Total Operating Loss from Continuing Operations increased to $9,088,752 in 2007 from $5,800,177 in 2006. The increase in operating loss was primarily attributable to the increase in operating expenses and SG&A expenses in 2007, all as described above.

	For the year ended December 31,
	2007	2006	Percentage Change

Interest Income	40	942	-95.57%
Interest & Dividend (Expense)	(1,774,090)	(466,346)	280.42%
Gain on Forbearance of Debt	165,061	33,675	390.16%
Loss on Disposal of Assets	(0)	(5,981)	N/A

Total Other Income (Expenses)	(1,608,989)	(437,710)	267.59%

Series D & E Preferred Stock Dividends Accrued	(325,432)	(365,888)	11.06%

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

Financial Condition, Liquidity and Capital Resources

The Company’s net cash used in operating activities for 2007 was $3,873,838 as compared to $2,328,688 used in operating activities during 2006. The increase in cash used in operating activities primarily resulted from increases in amortized loan fees in connection with financing transactions in 2007 as compared to 2006. Net cash used in investing activities in 2007 was $26,609 as compared to $93,397 in 2006. The decrease in net cash used in investing activities was due to a reduction of equipment purchases in 2007 as compared to 2006. Net cash provided by financing activities was $3,060,693 in 2007 as compared to $3,060,693 in 2006. The increase in cash provided by financing activities was due to an increase in cash provided by notes payable borrowings of $1,891,586, proceeds from the redemption of stock options of $439,347, and a reduction in the payment of financing costs of $759,764, offset by a reduction in cash from convertible bonds from 2007 to 2006 of $2,325,000, and a reduction in the proceeds from issuances of Common Stock of $520,000.

The Company has no current commitments or obligations for future capital expenditures. A summary of the Company’s debt and lease obligations at December 31, 2007 are as follows:

	Obligations payable in
	Less than 1 year	1 to 3 years	Total
Debt	$4,084,175	$-0-	$4,084,175
Leases	55,500	6,600	62,100

	$4,139,675	$6,600	$4,146,275

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”), as amended by SAB No. 101A and SAB No. 101B. SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured. Determination of criteria (iii) and (iv) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We have concluded that our revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 101.

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

Impairment of Long-Lived Assets

We evaluate our long-lived assets for financial impairment and continue to evaluate them as events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flows from an asset is less than its carrying value. In that event, a loss is recognized for the amount by which the carrying value exceeds the fair value of the long-lived asset. We have not recognized any impairment losses. [We need to address the IP amortization]

Recent Accounting Pronouncements

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

On January 1, 2007, we adopted FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain income tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The adoption of FIN No. 48 on January 1, 2007 did not result in a cumulative-effect adjustment or have an effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. Two FASB Staff Positions on SFAS No. 157 were subsequently issued. On February 12, 2007, FSP No. 157-2 delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP is effective for fiscal years beginning after November 15, 2008. On February 14, 2007, FSP No. 157-1 excluded FASB No. 13 Accounting for Leases and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations or FASB No. 141R, Business Combinations. This FSP is effective upon initial adoption of SFAS No. 157. We are assessing the impact that SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the FASB ratified the consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, USF contributions and excise taxes. The Task Force concluded that entities should present these taxes in the income statement on either a gross or net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant and are presented on a gross basis, the amount of those taxes should be disclosed. The consensus on EITF No. 06-3 was effective for interim and annual reporting periods beginning after December 15, 2006. We currently record sales, use and excise taxes on a net basis in our consolidated financial statements whereas USF contributions are recorded on a gross basis in our consolidated financial statements. The adoption of EITF No. 06-3 did not have an effect on our consolidated results of operations.

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Quantitative and Qualitative Disclosure about Market Risk

We do not believe that we have any material exposure to interest or commodity risks. We do not own any derivative instruments and we do not engage in any hedging transactions.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s Chief Executive and Principal Financial Officer, Paul Arena, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date.

Item 8B. Other Information

None.

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

PART III

Item 9. Directors and Executive Officers of the Registrant

Directors and Executive Officers

The following table sets forth the names and ages of all directors and executive officers of the Company as of April 4, 2008. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among our directors or executive officers. There are no arrangements or understandings between any two or more of the Company’s directors or executive officers. There is no arrangement or understanding between any of the Company’s directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company’s affairs. Also provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Set forth below is certain information, as of April 4, 2008, concerning each of the directors and executive officers of the Company. Each of the individuals listed as a director below shall serve as a director of the Company until the Company’s next annual meeting of shareholders and until their successors have been elected and qualified, or until their resignation, death or removal. Each of the individuals listed below as executive officers shall serve in such offices until removed by the Board of Directors, subject to applicable employment agreements.

Name	Age	Position
Paul R. Arena	49	Director, Chief Executive Officer, Chairman of the Board and Secretary
Mark S. Hewitt	55	Chief Strategic Officer
Douglas F. Bender	58	GM, Senior Vice President Engineering
D. Christer Bylander	54	Director, President i2Telecom International, Ltd., European Operations
Audrey L. Braswell	78	Director
Montgomery L.Bannerman	52	Director

None of the Company’s directors or executive officers, during the past five years, (1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) been convicted in a criminal proceeding or subject to a pending criminal proceeding; (3) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or (4) been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission, to have violated a Federal or State securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Certain additional biographical information concerning the individuals named above is set forth below.

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

Paul R. Arena, Chairman, Chief Executive Officer and Secretary

Mr. Arena has served as a director, Chief Executive Officer, Chairman of the Board and Secretary of the Company since February 2004 and President from November 2005 to present. Furthermore, Mr. Arena served as President of the Company from September 2004 to May 2005. Mr. Arena was the founder of i2 Delaware and has served as Chairman of the Board and Chief Executive Officer of i2Telecom(DE) since its inception in February 2002. From April 2000 to the present, Mr. Arena has been Chairman and Chief Executive Officer of AIM Group, Inc., a holding company specializing in materials for the wire and cable industry. In July 1994, Mr. Arena founded Cereus Technology Partners, Inc. (“Cereus”), a publicly traded technology company. Mr. Arena served in an executive capacity with Cereus and its predecessor companies, including Chairman and Chief Executive Officer, from May 1991 to April 2000. From June 1990 to May 1991, Mr. Arena was a financial business consultant. From February 1988 to January 1990, he served as a Senior Vice President and partner of Gulfstream Financial Associates, Inc., a subsidiary of the Kemper Group. Since November 2007, Mr. Arena has also served on the board of directors of Corient, Inc., a computer hardware, mass customization, asset recovery and marketing company.

Mark S. Hewitt, Chief Strategic Officer

Mr. Hewitt was appointed Chief Strategic Officer in October 2007 and has served as a member of the Company’s advisory board since December 2005. He is a partner with EcoSystem Partners and Nextbend. He has over 26 years of experience in the communications and entertainment technologies. Mr. Hewitt provides in-depth technological guidance for these companies as well as many other companies in the communications industry.

Mr. Hewitt started his career in Alaska with the creation of the paging network, which was later acquired by Craig McCaw. He was then elected Chairman of the Public Utilities Board to help rebuild the utility systems and the telephone, electric, water, sewer, and steam/hot water utilities. He later joined Motorola Communications where he first worked on the design of the trunk radio system (core to the Nextel system), the ARDIS Network (core to the Blackberry system), and finally the IRIDIUM system in the areas of ground segment support and network design. He later joined Sterling Cellular where he led overall program management, engineering, site selection, market development, and regulatory areas.

Later, Mr. Hewitt joined Frontier Communications as Sr. Director, Engineering and Product Development where he led technology in the emerging IP systems field. Global Crossing later acquired Frontier. Mr. Hewitt then joined I-Link as Sr. Vice President of Business Development and Product Marketing. There he launched the first softswitch/IAD in the United States. The associated service became the first national broadband voice network in the United States. He received numerous product of the year awards that were instrumental in increasing the shareholder’s value more than ten fold to $800+ million. Following the successful venture with I-Link, Mr. Hewitt served as CTO at a number of communications, portal, and entertainment device companies. He is well known in the industry as a visionary and a technology guru.

Mr. Hewitt has degrees from the University of Alaska in Electronics Engineering, Business Administration, and Police Administration. He has been a member of the City Council, the FNSB Emergency Management Team, and the Governor’s Telecommunications Task Force in Alaska.

Douglas F. Bender, General Manager and Senior Vice President of Engineering

Mr. Bender has served as General Manager and Senior Vice President of Engineering of the Company since February 2004. Furthermore, Mr. Bender has served as General Manager and Senior Vice President of Business Development of i2Telecom (DE) since November 2002., Mr. Bender co-founded RealVue Simulation Technologies, a simulation technology company in the business of developing complex equipment simulations for commercial and industrial manufacturers, and from October 1999 to September 2002 served as Vice President of Business Development. From February 1999 to January 2000, Mr. Bender served as Vice President of Engineering for Splash Technologies, a color solutions technology company supplying the commercial and OEM color print controller markets. From October 1992 to January 1999, Mr. Bender served as Vice President of Engineering and Operations for Western Development Laboratories (later acquired by Lockheed Martin), a communications company focused in the hi-speed digital satellite and medical radiology markets. Mr. Bender started his career working for TRW as a software engineer, progressing to project manager and subsequently to Business Area Director.

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

D. Chris Bylander, Director

Mr. Bylander began serving as a director of the Company in May 2006 and from July 2007 to present, President of i2Telecom International, Ltd., European Operations From May 2004 to present, Mr. Bylander has been the founder, Chairman and CEO of Corient, Inc., a computer hardware, mass customization, asset recovery and marketing company. Mr. Bylander is also CEO of Notebook Design International, LLC and director Notebook Design International, AB. In March 2007, he became a partner of IonIdea, Inc., an IT outsourcing/ offshoring company with production facilities in the United States, India, and Ukraine. In October, 1995, Mr. Bylander founded International American Group (IAG), specializing in business development to the manufacturing and IT/ telecommunications industries. While at IAG, he also served as U.S. President and CEO of a European telecommunications company, U.S. President and CEO of a global manufacturing group, Managing Director of a software developer in the financial services industry, and COO of a top Gartner-rated eBusiness infrastructure company. Mr. Bylander received a bachelors degree in economics from Uppsala Cederblads in Sweden in 1978 and attended De La Salle in the Philippines and Sigtunaskolan in Sweden prior to that. Between 1993 and 1996 he participated in the MBA program at Oxford Brookes University (formerly Oxford Polytechnic) in Oxford, England.

Dr. Audrey L. Braswell, Director

Dr. Braswell has served as a director of the Company since June 2004 and as a director of i2Telecom (DE)_ since February 2002. Since 1974, Dr. Braswell has served as President and owner of Vista Pacifica Enterprises, Inc., an operator of several health care facilities in California. For the past 35 years, Dr. Braswell has been engaged in various levels of health, education, and social assistance activities. Dr. Braswell is also a real estate developer of residential, commercial and industrial properties. Dr. Braswell previously served on the board of directors of Cereus Technology Partners from March 1997 to October 1999. Dr. Braswell obtained a Ph.D. from Oregon State University in 1963, received an MS from Oregon State University in 1959, an MA from Los Angeles State College in 1954, and a BS from Bethany Nazarene College in 1949.

Montgomery L. Bannerman, Director

Mr. Bannerman has served as a director of the Company in August 2007. From August 2007 to the present, Mr. Bannerman has been founder, Chairman and CEO of ArcStar Energy. With over 25 years of industry experience, Mr. Bannerman has experience in nearly all sectors of the telecommunications industry and was engaged in the early introduction of digital and Internet technologies and services throughout the world. He has extensive experience in the areas of strategic planning, business development, as well as sales and marketing, engineering, systems development and network operations.

From 2004 to 2007, Mr. Bannerman was a senior executive and most recently CEO of Verso Technologies. Before joining Verso, Bannerman served as Terremark Worldwide's Chief Technical Officer from 2000 to 2004, where he led the teams responsible for the design, implementation and operation of the Network Access Point (NAP) of the Americas, the fifth tier-one NAP in the world. The NAP is home to over 165 of the worlds' largest carriers and many US government entities and is one of the primary interconnection and peering facilities in the United States. He was also instrumental in raising capital for the company.

Prior to that, from 1996 to 2000, Mr. Bannerman founded IXS.NET, which developed and deployed one of the first integrated VOIP network platforms in Asia providing services in China, Taiwan and Hong Kong. He had previously founded DSP.NET from 1993 to 1996, one of the first commercial ISPs in northern California.

From 1983 to 1993 Mr. Bannerman served as Vice President at Bell Canada International, to assist Nortel Networks in the global introduction and market development of Nortel's new DMS digital central office switching and SL-10 packet network products. Prior to that, Bannerman was with Bell Canada since 1979, where he was involved in the introduction of the first digital switching and packet network systems to national and international corporations.

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

Meetings and Committees of the Board of Directors

During the year ended December 31, 2007, the Company had twelve telephonic meetings and one physical meeting of its Board of Directors; all of the board actions were taken by unanimous written consent.

The Company does not have a nominating committee of the Board of Directors, or any committee performing similar functions. Nominees for election as a director are selected by the Board of Directors.

The compensation committee of the Board of Directors consists of the three directors of the Company, one of whom is an employee of the Company. The compensation committee reviews the performance of the executive officers of the Company and reviews the compensation programs and agreements for key employees including salary and bonus levels.

Dr. Braswell and Mr. Bannerman are the Company’s independent directors as defined under NASDAQ Rule 4200(a)(14).

Audit Committee

The audit committee of the Board of Directors consists of Paul Arena who is an employee of the Company, Dr. Audrey L. Braswell and Montgomery L. Bannerman who are independent directors of the Company. The audit committee reviews actions with respect to various auditing and accounting matters, including the selection of the Company’s independent public accountants, the scope of the annual audits, the nature of non-audit services, the fees to be paid to the independent public accountants, and the accounting practices of the Company. The Company does not currently have an audit committee financial expert serving on its audit committee because we believe that the members of our Board are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.. The Company may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to its ability to locate and compensate such a person.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and all persons (“Reporting Persons”) who beneficially own more than 10% of the outstanding shares of Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company. Reporting Persons are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely upon a review of the copies of such forms furnished to the Company for the year ended December 31, 2007, and the information provided to the Company by Reporting Persons of the Company, no Reporting Person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis.

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

Item 10. Executive Compensation.

Executive Compensation

The following table sets forth certain information regarding cash and non-cash compensation paid by the Company during each of the Company’s last two fiscal years to the Company’s Chief Executive Officer and the other most highly compensated executive officers of the Company whose annual compensation exceeded $100,000 during the fiscal year ended December 31, 2007 (the “Named Persons”).

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (9)		Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Paul R. Arena,	2007	$103,125	$—		$					$
Chairman and Chief Executive Officer	2006	111,550	—

Mark S. Hewitt,	2007	30,000	—								—
Chief Strategic Officer	2006	—	—	—		—	—	—	—		—

James R. Rose, (1)	2007	112,500
Chief Technology Officer and Director	2006	123,270

Douglas F. Bender,	2007	120,833	—
GM and Sr. Vice President of Engineering	2006	74,481	—

(1)	Mr. Rose served as Chief Technology Officer and Director of the Company from May 1, 2005 until October 31, 2007.

Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information concerning the value at December 31, 2007, of the unexercised options held by each of the Named Executive Officers. The value of unexercised options reflects the increase in market value of the Common Stock from the date of grant through December 31, 2007. (1)

(1)	Value of the Company’s unexercised, in-the-money options based on the average of the high and low price of a share of the Common Stock as of December 31, 2007, which was $0.

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Paul R. Arena	12,419,436	0

Mark S. Hewitt	1,700,000	0

Douglas F. Bender	2,175,000	0

Employment Agreements

The Company has entered into employment agreements with its key officers as follows:

On October11, 2007, the Company entered into an employment agreement with Mark Hewitt. Mr. Hewitt’s position is Chief Strategic Officer and the term of his agreement is for two years and carries a base compensation of $120,000 per year.

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended December 31, 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Montgomery Bannnerman			2,000,000

Audrey L. Braswell			100,000

D. Christer Bylander			100,000

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

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

As of April 4, 2008, the Company had a total of 185,393,349 shares of Common Stock issued and outstanding, which is the only issued and outstanding voting equity security of the Company.

The following table sets forth, as of April 4, 2008; (a) the names of each beneficial owner of more than five percent (5%) of the Company’s Common Stock known to the Company, the number of shares of Common Stock beneficially owned by each such person, and the percent of the Company’s Common Stock so owned; and (b) the names of each director and executive officer, the number of shares of Common Stock beneficially owned and the percentage of the Company’s Common Stock so owned, by each such person, and by all directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated.

		Common Stock Beneficially Owned
Name of Beneficial Owner		Number of Shares of Common Stock		Percentage of Class (
Paul R. Arena‡ †		18,330,765	(4)	9.3%
Audrey L. Braswell†		15,918,511	(5)	8.2
Douglas Bender‡		3,492,040	(6)	1.9
Montgomery Bannerman		2,500,000		1.3
Mark S. Hewitt	(7)	1,700,000.9
D. Christer Bylander‡‡	(8)	1,600,000	(9)\	.9
Vestal Venture Capital		100,811,265	(10)	39.3
Phillip Rapp, Jr.		15,716,731	(11)	8.0
Renaissance Capital		13,873,451	(12)	7.5
All executive officers and directors as a group (7 persons)		43,541,316		20.3

†	Director of the Company

‡	Officer of the Company

(1)

Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of March 28, 2008, are treated as outstanding only when determining the amount and percentage owned by such individual or group.

(2)	The address of each executive officer and director of the Company is 5070 Old Ellis Pointe Road, Suite 110 Roswell, Georgia.

(3)

In accordance with regulations of the SEC, the percentage calculations are based on shares of Common Stock issued and outstanding as of March 28, 2008, plus shares of Common Stock which may be acquired within 60 days of March 30, 2007, by each individual or group listed.

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

(4)

Includes (i) 60,890 shares of Common Stock held by Mr. Arena’s wife, (ii) 83,712 shares of Common Stock held in trust for the benefit of Mr. Arena’s children, (iii) 5,766,727 shares of Common Stock held by Mr. Arena, and (iv) 12,419,436 shares of Common Stock issuable upon exercise of certain options and warrants.

(5) (6) (7) (8) (9)

Represents (i) 2,540,760 shares of Common Stock owned by personally by Dr. Braswell and 4,335,646 shares of Common Stock owned by Braswell Enterprises, L.P., of which Dr. Braswell is a general partner, and (ii) 9,042,105 shares of Common Stock issuable upon exercise of certain options and warrants.

Represents (i) 1,317,040 shares of Common Stock owned by Mr. Bender, and (ii) 2,175,000 shares of Common Stock issuable upon exercise of certain options and warrants.

Represents 2,500,000 shares of Common Stock issuable to Mr. Bannerman upon exercise of certain options and warrants.

Represents 1,700,000 shares of Common Stock issuable to Mr. Hewitt upon exercise of certain options and warrants.

Represents 1,600,000 shares of Common Stock issuable to Mr. Bylander upon exercise of certain options and warrants.

(10) (11)

Includes 100,811,265 shares of Common Stock issuable upon the exercise of warrants. Includes 29,574,659 shares of Common Stock. Mr. Allan Lyons, managing partner of 21st Century Strategic Investment Planning, LC is the General Partner on behalf of Vestal Venture Capital in voting these shares of Common Stock.

Represents (i) 5,073,731 shares of Common Stock owned by Mr. Rapp, and (ii) 10,643,000 shares of Common Stock issuable upon exercise of certain options and warrants.

(12)

Includes 13,873,451 shares of Common Stock. Mr. Russell Cleveland, President of Renaissance Capital is the Fund Manager on behalf of U.S Special Opportunities Trust PLC, Renaissance Capital Growth & Income Fund III and U.S. Growth Investment Trust, PLC which have equal positions in voting these shares of Common Stock.

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

Dr. Braswell and Mr. Bannerman are the Company’s independent directors as defined under NASDAQ Rule 4200(a)(14).

Mr. Arena serves on the board of directors of Corient, Inc. along with Mr. Bylander.

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

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

In March 2008, the Company issued to Mr. Arena and Braswell Enterprises, LP warrants to purchase aggregate of 5,000,000 shares of Common Stock each at an exercise price of $0.10 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in consideration of a loan in the amount of $1,000,000 made to the Company by Braswell Enterprises, LP of which $500,000 is personally guaranteed by Mr. Arena. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

Also in March 2007, we issued a total of 3,288,700 shares of our Common Stock to 16 individuals and institutional investors who exercised warrants received upon the purchase of our Series C convertible preferred shares. One of directors, Audrey Braswell participated in the exercise of 166,095 warrants at $0.12 each. We received $394,644 from the warrant exercise. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

In August 2007, we issued to Audrey Braswell, a director, and Phillip Rapp, 750,000 and 250,000 shares, respectively, of Common Stock in accordance with the terms of promissory notes in the amounts of $750,000 and $250,000, respectively. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

In September 2007, we issued to one individual and two institutional investors warrants to purchase an aggregate of 5,000,000 shares of Common Stock at an exercise price of $0.05 per share, vested immediately upon the date of grant with a five-year expiration period. One officer and director and one director of the Company participated in $250,000 of this financing. The warrants were issued in connection with the execution of a promissory note in the amount of $500,000 made to our Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these warrants are entitled to “piggyback registration” rights upon filing by our Company of a registration statement.

Also in November 2007, we issued to one individual and two institutional investors warrants to purchase an aggregate of 2,500,000 shares of Common Stock at an exercise price of $0.08 per share, vested immediately upon the date of grant with a five-year expiration period. One officer and director and one director of the Company received 1,250,000 warrants in the aggregate. The warrants were issued in connection with the execution of an extension for promissory notes in the amount of $500,000 made to our Company. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these warrants are entitled to “piggyback registration” rights upon filing by our Company of a registration statement.

In March 2008, we issued to Mr. Arena and Braswell Enterprises, LP warrants to purchase aggregate of 5,000,000 shares of Common Stock each at an exercise price of $0.10 per share, vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in consideration of a loan in the amount of $1,000,000 made to the Company by Braswell Enterprises, LP of which $500,000 is personally guaranteed by Mr. Arena. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things.

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

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

Item 14. Principal Accountant Fees and Services

Freedman & Goldberg, CPA’s (“Freedman”) billed $75,030 and $67,901 for fiscal year 2007 and 2006, respectively.

Audit-Related Fees

Freedman billed $70,821 for fiscal year 2007 and $63,689 for fiscal year 2006.

Tax Fees

Freedman billed $4,209 for fiscal year 2007 and $4,212 for fiscal year 2006 for tax compliance, tax advice and tax planning. These services provided by Freedman include the preparation of the Company’s federal and state tax returns.

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

i2 TELECOM INTERNATIONAL, INC. - 10-KSB - Annual Report	Date Filed: 4/8/08

i2 TELECOM INTERNATIONAL, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2007 AND 2006

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accountant	1

Consolidated Balance Sheets	2-3

Consolidated Statements of Operations	4

Consolidated Statements of Stockholders’ Equity	5-6

Consolidated Statements of Cash Flows	7

Notes to Consolidated Financial Statements	8-21

FREEDMAN & GOLDBERG

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

ERIC W. FREEDMAN MICHAEL GOLDBERG DAVID C. GREIP JULIE A. CHEEK	31150 NORTHWESTERN HIGHWAY, SUITE 200 FARMINGTON HILLS, MICHIGAN 48334 (248) 626-2400 FAX: (248) 626-4298	WILLIAM A. MARSHALL AMY S. JACKNOW JUDITH A. COOPER

Report of Independent Registered Public Accountant

To the Board of Directors

i2 Telecom International, Inc. and Subsidiaries

5070 Old Ellis Pointe

Suite 110

Roswell, Georgia 30076

We have audited the accompanying consolidated balance sheets of i2 Telecom International, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessment of the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of i2 Telecom International, Inc. and Subsidiaries of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered ongoing losses from operations since its inception. These losses, as well as the uncertain conditions that the Company faces relative to its ongoing debt and equity fund-raising efforts, raise substantial doubt but the company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

/s/ Freedman & Goldberg

Freedman & Goldberg

Certified Public Accountants

Farmington Hills, MI

April 3, 2008

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

For the Years Ended December 31, 2007 and 2006

ASSETS
	2007	2006
Current Assets
Cash Accounts Receivable, Net of Allowance for Doubtful Accounts of $69,476 and $0, respectively	$ 194,279 0	$ 807,811 59,822
Inventories	191,211	355,900
Prepaid Expenses and Other Current Assets	73,876	81,262
Total Current Assets	459,366	1,304,795

Property and Equipment, Net	432,823	764,426

Other Assets
Intangible Assets, Net of Amortization Deposits	3,014,851 38,840	3,349,834 27,840
Total Other Assets	3,053,691	3,377,674

Total Assets	$ 3,945,880	$ 5,446,895

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

For the Years Ended December 31, 2007 and 2006

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
	2007	2006
Current Liabilities Accounts Payable and Accrued Expenses Deferred Revenue Convertible Bonds Notes Payable-Current Notes Payable-Related Parties	$ 2,421,105 23,674 100,000 3,109,175 875,000	$ 4,078,375 56,000 2,147,784 2,586,607 175,000
Total Current Liabilities	6,528,954	9,043,766

Stockholders' Equity (Deficit)

Preferred Stock, No Par Value 7% Cumulative,

5,000,000 Shares Authorized, 800 and 4,495

Shares Issued and Outstanding, respectively

Common Stock, No Par Value, 500,000,000

Shares Authorized, 183,752,040 and 77,183,480

Shares Issued and Outstanding, respectively

Restricted Stock

Common Stock (Related to No Par Value

above), 0 and 1,003,784 Shares Issued

and Outstanding, respectively

Additional Paid-In Capital

Accumulated Deficit

	800,000 29,684,187 0 4,237,801 (37,305,062)	4,470,000 17,175,150 143,473 2,505,383 (27,890,878)
Total Stockholders' Equity (Deficit)	(2,583,074)	(3,596,872)
Total Liabilities and Stockholders' Equity (Deficit)	$ 3,945,880	$ 5,446,895

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2007 and 2006

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Revenue	$ 865,151	$ 754,939

Cost of Revenue	1,006,873	810,999

Gross Profit (Loss)	(141,722)	(56,060)

General and Administrative Expenses	7,338,041	5,306,407

Loss From Operations	(7,479,763)	(5,362,467)

Other Income (Expense) Interest Income Interest Expense Gain on Forbearance of Debt Loss on Disposal of Assets	40 (1,774,090) 165,061 (0)	942 (466,346) 33,675 (5,981)
Total Other Income (Expense)	(1,608,989)	(437,710)
Net Loss	(9,088,752)	(5,800,177)
Dividends on Preferred Stock	(325,432)	(365,888)
Net Loss Available to Common Shareholders	$ (9,414,184)	$ (6,166,065)

Weighted Average Common Shares: Basic	138,451,762	54,637,647
Basic Earnings (Loss) Per Common Share:	$ (.07)	$ (.11)

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2007 and 2006

	Preferred Stock		Common Stock		Restricted Common Stock
	Shares	Value	Shares	Value	Shares
Balance, December 1, 2006	4,910	$ 4,885,000	37,460,159	$ 14,651,858	382,568
Issuance of Common Stock			7,428,573	276,494	-0-
Conversion of Preferred to Common	(415)	(415,000)	2,075,000	415,000	-0-
Conversion of Convertible Debt	-0-	-0-	14,707,310	425,000	-0-
Stock Dividend on Preferred Stock	-0-	-0-	1,663,611	251,239	-0-
Exercise of Options and Warrants	-0-	-0-	1,959,372	19,475	-0-
Transfer of Restricted Units	-0-	-0-	5,878,784	488,473	(5,878,784)
Stock Compensation	-0-	-0-	-0-	-0-	-0-
Stock Issued for Services and Debt	-0-	-0-	6,010,671	647,611	6,500,000
Net Loss for the Year Ended December 31, 2006	-0-	-0-	-0-	-0-	-0-
Dividends on Preferred Stock	-0-	-0-	-0-	-0-	-0-
Warrant issued with Convertible Debt	-0-	-0-	-0-	-0-	-0-
Balance, December 31, 2006	4495	4,470,000	77,183,480	17,175,150	1,003,784
Conversion of Preferred to Common	(3,695)	(3,670,000)	18,100,000	3,670,000	-0-
Conversion of Convertible Debt	-0-	-0-	47,171,993	4,277,141	-0-
Stock Dividend on Preferred Stock	-0-	-0-	8,020,575	675,828	-0-
Exercise of Options and Warrants	-0-	-0-	14,288.596	1,814,420	-0-
Transfer of Restricted Units	-0-	-0-	1,003,784	143,473	(1,003,784)
Stock Compensation	-0-	-0-	-0-	-0-	-0-
Stock Issued for Services and Debt	-0-	-0-	17,983,612	1,928,175	-0-
Warrants Issued for Services	-0-	-0-	-0-	-0-	-0-
Warrants Issued with Convertible Debt	-0-	-0-	-0-	-0-	-0-
Net Loss for the Year Ended December 31, 2006	-0-	-0-	-0-	-0-	-0-
Dividends on Preferred Stock	-0-	-0-	-0-	-0-	-0-
Balance, December 31, 2007	800	800,000	183,752,040	29,684,187	-0-

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2007 and 2006

	Restricted Common Stock	Additional Paid-In	Accumulated	Total
	Value	Capital	Deficit	Total
Balance, December 1, 2006	$ 191,946	$ 1,092,126	$ (21,724,813)	$ (903,883)
Issuance of Common Stock	-0-	243,506	-0-	520,000
Conversion of Preferred to Common	-0-	-0-	-0-	-0-
Conversion of Convertible Debt	-0-	-0-	-0-	425,000
Stock Dividend on Preferred Stock	-0-	-0-	-0-	251,239
Exercise of Options and Warrants	-0-	-0-	-0-	19,475
Transfer of Restricted Units	(488,473)	-0-	-0-	-0-
Stock Compensation	-0-	367,534	-0-	367,534
Stock Issued for Services and Debt	440,000	-0-	-0-	1,087,611
Net Loss for the Year Ended December 31, 2006	-0-	-0-	(5,800,177)	(5,800,177)
Dividends on Preferred Stock	-0-	-0-	(365,888)	(365,888)
Warrant issued on Convertible Debt	-0-	802,216	-0-	802,216
Balance, December 31, 2006	$ 143,473	$2,505,382	$ (27,890,878)	$ (3,596,873)
Conversion of Preferred to Common	-0-	-0-	-0-	-0-
Conversion of Convertible Debt	-0-	545,341	-0-	4,822,482
Stock Dividend on Preferred Stock	-0-		-0-	675,828
Exercise of Options and Warrants	-0-	(1,359,997)	-0-	454,423
Transfer of Restricted Units	(143,473)	-0-	-0-	-0-
Stock Compensation	-0-	988,530	-0-	988,530
Stock Issued for Services and Debt	-0-	-0-	-0-	1,928,175
Warrants Issued for Services	-0-	521,547	-0-	521,547
Warrants Issued with Convertible Debt	-0-	1,036,998	-0-	1,036,998
Net Loss for the Year Ended December 31, 2007	-0-	-0-	(9,088,752)	(9,088,752))
Dividends on Preferred Stock	-0-	-0-	(325,432)	(325,432)
Balance, December 31, 2007	$ -0-	$ 4,237,801	$ (37,305,062)	$ (2,583,074)

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007 and 2006

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006

Cash Flows From Operations

Net Loss From Continuing Operations

Adjustments to Reconcile Net Income to Net

Cash Provided By Operating Activities

Bad Debts

Depreciation and Amortization

Amortization of Loan Fees

Loss on Disposal of Assets

Gain on Forbearance of Debt

Stock Compensation

(Increase) Decrease In:

Accounts Receivable

Inventories

Prepaid Expenses

Other Assets

Increase (Decrease) In:

Accounts Payable and Accrued Expenses

Deferred Revenue

	$ (9,088,752) 69,476 693,195 2,685,506 -0- (110,000) 988,529 (9,654) 164,689 (464,780) (11,000) 1,241,279 (32,326)	$ (5,800,177) 0 1,177,751 -0- 5,981 (33,675) 608,706 (10,105) 376,763 25,445 33,700 1,210,713 56,000
Net Cash Used In Operating Activities	(3,873,838)	(2,328,688)
Cash Flows From Investing Activities Equipment Purchases	(26,609)	(93,397)
Net Cash Used In Investing Activities	(26,609)	(93,397)

Cash Flows From Financing Activities

Proceeds from Issuance of Convertible Notes

Payments on Convertible Notes

Proceeds From Notes Payable

Payment of Notes Payable

Issuance of Common Stock

Proceeds from redemption of options

Payment for Financing Cost

	2,375,000 (1,325,000) 3,485,000 (1,687,432) -0- 439,347 -0-	3,375,000 -0- 344,000 (438,018) 520,000 -0- (759,764)
Exercise of Options	-0-	19,475
Net Cash Provided By Financing Activities	3,286,915	3,060,693

Increase (Decrease) in Cash	(613,532)	638,608
Balance, Beginning of Period	807,811	169,203
Balance, End of Period	$ 194,279	$ 807,811

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007 and 2006

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

A.

Nature of Operations – The parent Company was incorporated under the laws of the State of Washington on October 17, 1988, and the operating subsidiary was incorporated on February 28, 2002. The Company, headquartered in Atlanta, Georgia, is a telecommunications service provider of Voice over Internet Protocol (“VoIP”) technology. The Company has proprietary patent pending technology that allows transmission of VoIP, connection to long distance public-switched telephone network (“PSTN”), and other enhanced communications services through an Internet Access Device (“IAD”).

The Company has targeted specific markets that are connected to the Internet. Customers are supplied an i2 Telecom “IAD” micro gateway, which will enable them to: 1) make, at no cost other than the initial cost of micro gateway and the subscription fee, unlimited calls to other i2 Telecom subscribers – anywhere in the world using the customer’s existing phone (no new or special IP phone required); 2) make long distance calls to people who use a normal telephone line using the i2 Telecom least cost routing network that provides competitive long distance rates; and 3) use either a broadband (DSL, Cable, etc.) or dial up service.

B.

Basis of Consolidation – The consolidated financial statements include the accounts of SuperCaller Community, Inc., a wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

C.

Revenues - The Company recognizes revenue from sale of its i2 Telecom “IAD” micro gateway at time of shipment. Revenues from per-minute charges and user fees are recognized as incurred by its customers.

D.	For purposes of the statement of cash flows, the Company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents.

E.	Inventories - Inventories consisting of purchased components available for resale are stated at lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis.

F.	Costs associated with obtaining loans have been capitalized and are being amortized on a straight-line basis over the life of the loan.

G.

Property, Equipment and Related Depreciation - Property and equipment are recorded at cost. Depreciation is computed using the straight-line method for financial and tax reporting purposes. Estimated lives range from five to ten years. When properties are disposed of, the related costs and accumulated depreciation are removed from the respective accounts and any gain or loss on disposition is recognized at that time. Maintenance and repairs which do not improve or extend the lives of assets are expensed as incurred.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007 and 2006

Note 1. Summary of Significant Accounting Policies – (continued)

H.

Intangible Assets – The Company has capitalized certain costs related to registering trademarks and patent pending technology. In accordance with SFAS No. 142, intangible assets with an indefinite life are not amortized but are tested for impairment at least annually or whenever changes circumstances indicate that the carrying value may not be recoverable. The Company amortizes it’s intangible assets with a finite life over 10 years on a straight-line basis.

I.

In accordance with SFAS No. 144, the Company reviews its long-lived assets, including property and equipment, goodwill and other identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The Company had no impairment of assets during the years ended December 31, 2007 and 2006.

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

M.

Earnings (loss) per share - Basic earnings per share represents income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Options on shares of common stock and certain bonds convertible into common shares were not included in the computing of diluted earnings per share because their effects were anti-dilutive.

N.	New Accounting Pronouncements -

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15. 2007. Management is currently evaluating the effect that adoption of this statement will have on the Company’s consolidated financial position and results of operations

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007 and 2006

Note 1. Summary of Significant Accounting Policies – (continued)

On January 1, 2007, we adopted FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain income tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The adoption of FIN No. 48 on January 1, 2007 did not result in a cumulative-effect adjustment or have an effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. Two FASB Staff Positions on SFAS No. 157 were subsequently issued. On February 12, 2007, FSP No. 157-2 delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP is effective for fiscal years beginning after November 15, 2008. On February 14, 2007, FSP No. 157-1 excluded FASB No. 13 Accounting for Leases and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations or FASB No. 141R, Business Combinations. This FSP is effective upon initial adoption of SFAS No. 157. We are assessing the impact that SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the FASB ratified the consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, USF contributions and excise taxes. The Task Force concluded that entities should present these taxes in the income statement on either a gross or net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant and are presented on a gross basis, the amount of those taxes should be disclosed. The consensus on EITF No. 06-3 was effective for interim and annual reporting periods beginning after December 15, 2006. We currently record sales, use and excise taxes on a net basis in our consolidated financial statements whereas USF contributions are recorded on a gross basis in our consolidated financial statements. The adoption of EITF No. 06-3 did not have an effect on our consolidated results of operations.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007 and 2006

Note 2. Property and Equipment

The major components of property and equipment at December 31, 2007 and 2006 are as follows:

	2007	2006
Network Equipment Office Equipment Software Lab Equipment Furniture and Fixtures	$ 813,209 222,924 733,177 40,277 43,884	$ 797,438 212,086 733,177 40,277 43,884
Less: Accumulated Depreciation	1,853,471 1,420,648	1,826,862 1,062,436
Net Property and Equipment	$ 432,823	$ 764,426

Depreciation charged to operations was $358,212 and $356,272 for the years ended December 31, 2007 and 2006, respectively.

Note 3. Intangible Assets

Intangible assets at December 31, 2007 and 2006 consisted of the following, at cost:

	2007	2006
Patent Pending Technology	$ 3,190,917	$ 3,190,917
Trademark	158,917	158,917
	3,349,834	3,349,834
Accumulated Amortization	334,983	-0-
Intangible Assets, net	3,014,851	3,349,834

The Company has filed for several patents, one of which has been granted, and several of which are pending. The life of the technology is estimated to be ten years and is being amortized beginning January 1, 2007. As of December 31, 2007, the Company has determined there is no impairment of the intangible assets.

Note 4. Notes Payable

Notes Payable as of December 31, 2007 and 2006 consisted of the following:

2007	2006

a. 8% note payable due to an individual previously affiliated with SuperCaller. The loan was written off subsequent to the Company winning a lawsuit in connection with the SuperCaller acquisition.	$ 0	$ 50,000

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007 and 2006

2007	2006

b. 6% note payable due to an individual previously affiliated with SuperCaller. The loan was written off subsequent to the Company winning a lawsuit in connection with the SuperCaller acquisition.	0	50,000

c. 10% note payable due to an individual shareholder of the company payable in monthly installments of $4,000, including interest, through May 29, 2008 when all outstanding principal and interest is due. The note is unsecured and guaranteed by an officer of the Company.	248,047	273,000

d. 12% note payable. The principal and all accrued interest were due on December 31, 2007. The note is unsecured and guaranteed by an officer of the Company. In January 2008, the maturity date was extended until December 31, 2008.	100,000	100,000

e. 12% note payable. The principal and all accrued interest were due on March 15, 2007. In January 2007, the note and accrued interest was paid off via the issuance of common stock.	0	300,000

f. 12% note payable to an officer & director of the Company. The principal and accrued interest were due on September 15, 2006. The note is unsecured. In January 2007, the note and accrued interest was paid off via the issuance of common stock.	0	75,000

g. 12% note payable to a director. The principal and accrued interest were due on September 15, 2006. The note is unsecured. In January 2007, the note and accrued interest was paid off via the issuance of common stock.	0	50,000

h. 12% note payable to a director. The principal and accrued interest were due on September 15, 2006. The note is unsecured. In January 2007, the note and accrued interest was paid off via the issuance of common stock.	0	50,000

i. 10% note payable. The note requires weekly payments of $3,000, including interest, until paid in full. In addition to weekly payments, the note requires payments of $10,000 per every $100,000 of new capital raised. The note is unsecured.	61,128	133,607

j. 13% note payable. The principal and all accrued interest were due on March 15, 2007. The note is unsecured. The note was paid off in March 2007. (See Note 19)	0	1,000,000

k. 13% note payable. The principal and all accrued interest were due on March 15, 2007. The note is unsecured. The note was paid off in March 2007. (See Note 19)	0	100,000

l. 13% note payable. The principal and all accrued interest were due on March 15, 2007. The note is unsecured. The note was paid off in March 2007. (See Note 19)	0	100,000

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007 and 2006

2007	2006

m. 12% note payable. The principal and accrued interest were due on September 15, 2006. The note is unsecured. In January 2007, the note and accrued interest was paid off via the issuance of common stock.	0	50,000

n. 12% note payable. The principal and accrued interest were due on September 15, 2006. The note is unsecured. In January 2007, the note and accrued interest was paid off via the issuance of common stock.	0	50,000

o. 8% note payable to an individual. The principal and all accrued interest were due on December 31, 2007. The note is unsecured. In March 2007, the maturity date was extended until December 31, 2008.	25,000	25,000

p. 8% note payable. The principal and all accrued interest were due on December 31, 2007. The note is unsecured. In January 2008, the maturity date was extended until December 31, 2008	25,000	25,000

q. 12% note payable. The principal and all accrued interest was due on December 31, 2007. The note is unsecured. In January 2008, the maturity date was extended until December 31, 2008	100,000	100,000

r. 12% note payable The principal and all accrued interest were due on December 31, 2007. The note is unsecured. In January 2008, the maturity date was extended until December 31, 2008	200,000	200,000

s. Non-interest bearing note payablen due on January 31, 2007. The note is unsecured. In January 2008, the note and accrued interest was paid off.	-0-	30,000

T .12% note payable to an institutional investor. The principal and all accrued interest were due on March 25, 2008. The note is unsecured. In March 2008, the maturity date was extended until May 24, 2008.	600,000	-0-

u. 12% note payable to an institutional investor. The principal and all accrued interest were due on March 25, 2008. The note is unsecured. In March 2008, the maturity date was extended until May 24, 2008	650,000	-0-

v. 12% note payable to an institutional investor. The principal and all accrued interest were due on April 7, 2008. The note is unsecured. In March 2008, the maturity date was extended until June 7, 2008.	250,000	-0-

w. 12% note payable. The principal and all accrued interest were due on March 1, 2008. The note is unsecured. In March 2008, the maturity date was extended until May 1, 2008	200,000	-0-

x. 12% note payable. The principal and all accrued interest were due on March 1, 2008. The note is unsecured. In March 2008, the maturity date was extended until May 1, 2008.	100,000	0

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007 and 2006

y. 12% note payable. The principal and all accrued interest were due on March 2, 2008. The note is unsecured. In March 2007, the maturity date was extended until May 2, 2008.	100,000	0

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007 and 2006

2007	2006

z. 12% note payable. The principal and all accrued interest were due on February 20, 2008. The note is unsecured. In March 2007, the maturity date was extended until April 20, 2008	50,000	0

aa. 12% notes payable to a director and an individual. The principal and all accrued interest were due on January 4, 2008. The note is secured through their bank. In March 2008, the loan was paid leaving $31,000 of interest due May 25, 2008	1,000,000	0

bb. 12% note payable to a director. The principal and all accrued interest were due on March 7, 2008. The lender is an entity controlled by director of the Company. The note is secured. In March 2008, the maturity date was extended until June 7, 2008.	125,000	0

cc. 12% note payable to an individual. The principal and all accrued interest were due on February 27, 2008. The note is secured. In March 2007, the maturity date was extended until April 27, 2008.	50,000	0

dd. 12% note payable to an individual. The principal and all accrued interest were due on March 1, 2008. The note is unsecured. In March 2007, the maturity date was extended until May 1, 2008.	50,000	0

ee. 12% note payable to an individual. The principal and all accrued interest were due on March 1, 2008. The note is unsecured. In March 2007, the maturity date was extended until May 1, 2008.	50,000	0

Total Notes Payable	$3,984,175	2,761,607
Due to Officers and Directors	875,000	175,000
Due to Others	$3,109,175	$2,586,607

Note 5. Convertible Bonds

On January 9, 2006, the Company sold $1,750,000 of 10% secured convertible debentures pursuant to a Securities Purchase Agreement dated thereof. The Company received $600,000 upon closing, $600,000 on April 6, 2006, and $550,000 May 10, 2006. The debentures were secured by all assets of the Company.

During the year end December 31, 2006, the holders converted $425,000 of the convertible bonds into 14,707,310 shares of common stock.

In January 2007, the Company paid off the remaining balance due.

atements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007 and 2006

Note 5. Convertible Bonds (Continued)

On December 9, 2006, the Company sold $2,000,000 of 6% secured convertible debentures pursuant to a Securities Purchase Agreement dated thereof. The Company received $1,625,000 in December 2006 and remaining $375,000 in January 2007. The Debentures matured on May 9, 2007. The Debentures were convertible from time to time into 28,571,429 shares of common stock of the Company at the price of $.07 per share and 28,571,429 warrants exercisable at the price of $.07 per share.

On February 28, 2007, the Company sold $2,000,000 of 6% Senior Subordinated Secured Convertible Notes convertible into 16,666,666 shares of the Company's common stock priced at $.12 each, and 8,333,333 Warrants, priced at $.12 each. For every two shares of common stock to be issued, the investor(s) received one warrant which is exercisable into the Company's common stock at 100% of the Issue Price. These warrants mature three years from issuance. The Notes will automatically convert into the Company's common stock if any of the following events occur: (i) the Shares become registered and freely trading, or (ii) the financial closing by the Company of $10,000,000 or more. The Notes are secured by all assets of the Company and its subsidiaries. All future debt securities issued by the Company will be subordinate in right of payment to the Notes; provided, however, that the Company may raise up to $1.0 million of senior indebtedness that ranks pari passu with the Notes in the future. During the year ended December 31, 2007, the Company converted Convertible debt in the amount of $3,392,274, net of bond discount of $557,419, in principal and accrued interest, to common stock. Total shares issued in exchange for the debt were 40,851,517.

Due to the late registration of shares received in conversion of the Convertible Debt, penalty shares were awarded & issued to convertible note holders. The total number of penalty shares issued was 6,320,476.

Convertible bonds remaining at December 31, 2007 and December 31, 2006 consisted of the following:

	2007	2006
December 2006 6% Convertible Bonds-	$ 50,000	$ 822,784
February 2007 6% Convertible Bonds	50,000	-0-
	$ 100,000	$ 822,784

Note 6. Certain Related Party Transactions

Interest expense incurred on notes from officers and directors for the years ended December 31, 2007 and 2006 was $79,474 and $21,342 respectively.

Note 7. Advertising Costs

The Company expenses advertising costs as incurred. For the years ended December 31, 2007 and 2006, $8,383 and $159,321 of advertising costs were expensed, respectively.

Note 8. Research and Development Costs

The Company expenses research and development costs as incurred. For the years ended December 31, 2007 and 2006, $300,000 and $1,200,000 of research and developement were expensed, respectively.

atements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007 and 2006

Note 9. Income Taxes

The Company has incurred net operating losses for federal income tax purposes of $6,453,396 and $5,861,325 for the years ended 2007 and 2006 respectively The Company has elected to carry forward the net operating losses. At December 31, 2007 the Company has total net operating loss carry forwards of $41,785,991 which expire in various years ranging from 2008 to 2027.

Deferred taxes are detailed as follows:

	2007	2006
Deferred Income Tax Liability Amortization of Patents and Trademarks	$259,511	$ 297,844
Deferred Income Tax Assets Net Operating Loss Available Amortization of R&D Expenses Accrued Expenses	14,207,237 244,161 962,220	12,013,014 329,575 735,024
	15,413,618	13,077,613
Valuation Allowance	15,154,107	12,779,769
Deferred Income Tax Asset	259,511	297,844
Net Deferred Income Taxes	$ -0-	$ -0-

The valuation allowance is evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer required. Due to the above valuation allowance, the Company has not recorded any assets for deferred taxes as of December 31, 2007 and 2006.

Note 10. Supplemental Cash Flow Disclosures

Interest received and paid, income taxes paid and non-cash transactions incurred during the years ended December 31, 2007 and 2006 was as follows:

	2007	2006
Interest Paid	$ 359,723	206,079
Income Taxes	$ -0-	$ -0-
Non-Cash Transactions: Payment of Debt via Stock Payment of Dividends via stock Conversion of Debt to Stock Cashless Exercise of Warrants	$ 921,146 675,828 3,917,581 1,262,573	$ 1,087,611 251,238 460,000 -0-

atements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007 and 2006

Note 11. Stock Options and Warrants

During 2004, the Company’s board of directors approved a stock option plan for its officers, directors and certain key employees. Generally, the options vest based on the attainment of certain performance criteria set forth in the option agreements. In additions, the Company has issued stock warrants to key employees, consultants, and certain investors, with expiration dates of one-to-five years. Effective January 1, 2005, the Company adopted early application of SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was previously used by the Company (See Note 18). Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Under APB 25, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price, the intrinsic value method. Under SFAS 123R, “Accounting for Stock-Based Compensation”, the Company recognizes an expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Beginning January 1, 2005, all stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123R and related interpretations. The change to FSAS No. 123 has been accounted for as change in accounting principle and the cumulative effect on prior years has been reflected on the consolidated statement of operations.

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

The summary of the status of the Company’s stock option plan as of December 31, 2007 and 2006 and changes during the periods then ended is as follows:

	2007		2006
	Number of Options/ Warrants	Weighted Average Exercise Price	Number of Options/ Warrants	Weighted Average Exercise Price
Outstanding at Beginning of Period	81,168,183	$ .23	27,784,602	$ .56
Options Granted Warrants Granted Exercised Forfeited	13,468,098 59,797,619 (11,634,951) (20,350,718)	$ .09 $ .10 $ .58 $ .19	7,546,940 50,940,369 (5,518,731) (1,959,372)	$ .08 $ .08 $ .24 $ .01
Outstanding at End of Period	122,448,231	$ .13	81,168,183	$ .23
Options Exercisable at End of Period	110,993,317	$ .03	52,226,675	$ .13
Weighted-average Fair Value of Options Granted During the Period		$ .03		$ .06

As of December 31, 2007, the range of option and warrant exercise prices for outstanding and exercisable options and warrants was $.01 to $1.00 with a weighted average remaining contractual life of 2.62 years.

During the years ended December 31, 2007 and 2006, total compensation costs recognized in income from stock-based compensation awards was $988,530 and $608,706 respectively

.

.

atements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007 and 2006

Note 12. Restricted Stock

On December 31, 2003, the Company amended its 2002 Stock Option Plan to properly administer the granting of Restricted Stock. Under the amended plan, employees are granted restricted stock without cost to the employee. Each restricted share unit awarded to a participant represents an unfunded, unsecured right, which is nontransferable except in the event of death, of the employee to receive one share of common stock, no par value on the date specified in the grant. The restricted share stock granted under the plan vest evenly over three years, with immediate vesting upon termination. Information with respect to restricted share units as of December 31, 2007 and 2006 is as follows:

	2007	2006
	Common	Common
Restricted Stock-Beginning of Year	1,003,784	382.568
Restricted Stock Granted	-0-	6,500,000
Transfer to Common Stock Due to Lapse of Restrictions	(1,003,784)	(5,878,784)
Restricted Stock-End of Year	-0-	1,003,784
Weighted Average Fair Value of Shares	$ .00	$ .14
Pre-Tax Compensation Expense Charged to Earnings, net of cancellations	$ 0	$ 392,500

Note 13. Lease Obligations

The Company leases its office facilities in Roswell, Georgia under an operating lease expiring in September 2008. The Company also leases space for its network operations expiring February 2009.

Total rents paid during the years ended December 31, 2007 and 2006 were $81,843 and $157,943.

Future minimum lease obligations under all operating leases are as follows:

December 31, 2008 December 31, 2009 December 31, 2010 December 31, 2011 December 31, 2012	$ 55,600 6,600 -0- -0- -0-
$ 62,100

atements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007 and 2006

Note 14. Realization of Assets

As shown in the accompanying financial statement, the Company incurred a net loss of $9,088,752 and $5,800,177 during the years ended December 31, 2007 and 2006, respectively, and as of December 31, 2007, the Company’s current liabilities exceeded its current assets by $6,069,578 and its total liabilities exceeded its total assets by $2,583,074.

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

Note 15. Preferred Stock

During the year ended December 31, 2007 and 2006, 3,695 and 415 shares of the Company’s preferred stock were converted into 18,100,000 and 2,075,000 shares of common stock, respectively.

At December 31, 2007 and 2006 the Company had outstanding 800 shares of Series E Preferred in the amount of $800,000. The preferred stock calls for dividends at 3% of the investment, paid quarterly & convertible into common shares at $.20 per share

During the years ended December 31, 2007 and 2006 the Company accrued dividends of $325,432 and $374,068. As of December 31, 2007, and 2006 the company has unpaid dividends of $15,491 and $74,068.

On November 14, 2007, 2,634,756 shares of common stock were issued in payment of dividends through August 11, 2007.

atements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007 and 2006

Note 16. Subsequent Events

On March 14, 2008, the Company closed a financing transaction with three individual investors and one trust in which it borrowed the principal sum of $500,000 of 12% Senior Subordinated Secured Notes together with a loan origination fee, in the amount of $50,000 due in 60 days and issued 5,000,000 warrants, priced at $0.10 each. These warrants mature five years from the Closing Date. The Company must issue an additional warrant to purchase 2,500,000 shares of Common Stock per thirty day (30) period that Loan goes unpaid at an exercise price of $0.10 each exercisable for a period of five years from the date of issuance. These notes are subordinate to $2,250,000 of senior secured debt of the Company. The Company has executed loan modification agreements with the borrowers extending the maturity dates between April 15, 2007 and May 14, 2008.

On March 26 2008, the Company borrowed $1,000,000 from a certain director and issued warrants to purchase an aggregate of 5,000,000 shares of Common Stock each at an exercise price of $0.10 per share, vested immediately upon the date of grant with a three-year expiration period. The loan bears interest at 12% and matures May 26, 2008. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the warrants to the Company regarding their investment interest and sophistication, among other things.

On March 26, 2008, the Company repaid a loan advanced to the Company by a certain director and an individual in the amount of $1,000,000.

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

Date: April 8, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Paul R. Arena	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and (Principal Financial Officer)	April 8, 2008
Paul R. Arena

/s/ Audrey L. Braswell	Director	April 8, 2008
Audrey L. Braswell

/s/ D. Christer Bylander	Director	April 8, 2008
D. Christer Bylander

/s/ Montgomery L. Bannerman	Director	April 8, 2008
Montgomery L. Bannerman

EXHIBIT LIST

Exhibit No.	Exhibit	Method of Filing
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

Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 2, 2004.

2.2		Asset Purchase Agreement dated as of January 30, 2004, between the Company and InTransit Media, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on February 2, 2004.

2.3		First Amendment to Asset Purchase Agreement, dated February 26, 2004, between the Company and InTransit Media, Inc.	Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on March 12, 2004.

3.1		Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

3.2		Bylaws, as amended.	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

3.3		Certificate of Designations of Rights and Preferences of Preferred Stock Series D of i2 Telecom International, Inc.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 13, 2004.

3.4		Amendment to the Company’s Articles of Incorporation filed June 3, 2004.	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.
3.5	Certificate of Designations for Series E Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 22, 2005.
3.6		Amendment to the Company’s Articles of Incorporation filed April 17, 2006.	Incorporated by reference to Exhibit 3.1.8 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006.
4.1		Form of Warrant issued by the Company to each buyer in connection with the 2004 Private Placement.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 13, 2004.

4.2	Form of Additional Investment Right issued by the Company to each buyer in connection with the 2004 Private Placement.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 13, 2004.

4.3	Registration Rights Agreement among the Company and the buyers signatory thereto entered into in connection with the 2004 Private Placement.	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed August 13, 2004.

4.4	Form of Warrant issued by i2 Telecom International, Inc., a Delaware corporation, and converted in the Merger, exercisable until February 27, 2007, at an exercise price of $0.9031.	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form SB-2 (No. 333-119254).
4.5	Warrant dated April 19, 2005 to purchase 52,083 shares of Common Stock granted to Midsouth Investor Fund, LP.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 25, 2005.
4.6	Registration Rights Agreement dated as of April 19, 2005 between the Company and Midsouth Investor Fund, LP.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 25, 2005.
4.7	Warrant dated April 25, 2005 to purchase 156,249 shares of Common Stock granted to Vestal Venture Capital.	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 25, 2005.
4.8	Registration Rights Agreement dated as of April 25, 2005 between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed April 25, 2005.
4.9	Warrant dated June 28, 2005 to purchase 26,042 shares of the Company’s common stock granted to Hubert G. Phipps.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 5, 2005.
4.10	Registration Rights Agreement dated as of June 28, 2005 between the Company and Hubert G. Phipps.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 5, 2005.
4.11	Warrant dated July 7, 2005 to purchase 39,062 shares of the Company’s common stock granted to Paul R. Arena.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 12, 2005.
4.12	Registration Rights Agreement dated as of July 7, 2005 between the Company and Paul R. Arena.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 12, 2005.
4.13	Stock Option Agreement dated July 6, 2005 to purchase 85,714 shares of the Company’s common stock granted to James Rose.	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed July 12, 2005.
4.14	Stock Option Agreement dated July 7, 2005 to purchase 168,000 shares of the Company’s common stock granted to James Rose.	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed July 12, 2005.

4.15	Warrant dated August 30, 2005 to purchase 25,000 shares of the Company’s common stock granted to Aubrey L. Braswell.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 6, 2005.
4.16	Registration Rights Agreement dated September 7, 2005 among the Company, Troon & Co., Gregory P. McGraw and Jordan E. Glazov.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 13, 2005.
4.17	Stock Option Agreement dated as of September 12, 2005 between the Company and Louis Libin.	Incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K filed September 14, 2005.
4.18	Stock Option Agreement dated as of September 12, 2005 between the Company and Aubrey L. Braswell.	Incorporated by reference to Exhibit 99.10 to the Company’s Current Report on Form 8-K filed September 14, 2005.
4.19	Form of Warrant dated July 12, 2005 by and amongst the Company and the purchasers of the Company’s Series E Preferred Stock.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 22, 2005.
4.20	Warrant dated November 3, 2005 by and between the Company and Braswell Enterprises, LP.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 07, 2005.
4.21	Warrant dated November 18, 2005 by and between the Company and Mena Investment.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 07, 2005.
4.22	Warrant dated November 18, 2005 by and between the Company and Dr. Angela Ranzini.	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed December 07, 2005.
4.23	Warrant dated November 23, 2005 by and between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed December 07, 2005.
4.24	Registration Rights Agreement dated November 3, 2005 by and between the Company and Braswell Enterprises, LP.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 07, 2005.
4.25	Registration Rights Agreement dated November 18, 2005 by and between the Company and Dr. Angela Ranzini.	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 07, 2005.
4.26	Registration Rights Agreement dated November 18, 2005 by and between the Company and Mena Investment.	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 07, 2005.
4.27	Registration Rights Agreement dated November 23, 2005 by and between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed December 07, 2005.
4.28	Warrant, dated as of January 9, 2006, between the Company and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 12, 2006.
4.29	Investor Registration Rights Agreement, dated as of January 9, 2006, between the Company and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 12, 2006.
4.30	Warrant dated January 30, 2006 by and between the Company and Richardson & Patel, LLP.	Incorporated by reference to Exhibit 4.35 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.

4.31	Warrant dated January 30, 2006 by and between the Company and Peter Hogan.	Incorporated by reference to Exhibit 4.36 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.
4.32	Warrant Agreement dated March 11, 2003, granted to Robert F. Hussey to purchase 65,000 shares of the Company’s common stock.	Incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.
4.33	Warrant dated February 28, 2006 between the Company and Phillip Rapp, Jr.	Incorporated by reference to Exhibit 4.38 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.
4.34	Warrant dated March 17, 2006 between the Company and Phillip Rapp, Jr.	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.
4.35	Form of Warrant dated December 29, 2006 for $2 million financing	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 5, 2007.
4.36	Form of Registration Rights Agreement dated December 29, 2006 for $2 million financing	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 5, 2007.
4.37	Form of Registration Rights Agreement dated February 28, 2007 for $2 million financing	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2007.
4.38	Form of Warrant dated February 28, 2007 for $2 million financing	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 1, 2007.
4.39	Warrant dated July 9, 2007 for the benefit of Vestal Venture Capital.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 13, 2007.
4.40	Registration Rights Agreement dated July 9, 2007, by and between i2 Telecom International, Inc. and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 13, 2007.
4.41	Form of Warrant by and between the Company and Vestal Venture Capital	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed October 4, 2007.
4.42	Form of Registration Rights Agreement by and between the Company and Vestal Venture Capital	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed October 4, 2007.
4.43	Form of Warrant by and between the Company and Braswell Enterprises, LP	Incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed October 4, 2007.
4.44	Form of Registration Rights Agreement by and between the Company and Braswell Enterprises, LP	Incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed October 4, 2007.
4.45	Form of Warrant by and between the Company and Paul Arena	Incorporated by reference to Exhibit 4.11 to the Company’s Amendment to Current Report on Form 8-K filed October 5, 2007.

4.46	Form of Registration Rights Agreement by and between the Company and Paul Arena	Incorporated by reference to Exhibit 4.12 to the Company’s Amendment to Current Report on Form 8-K filed October 5, 2007.
4.47	Warrant dated August 06, 2007 for the benefit of Vestal Venture Capital.	Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
4.48	Registration Rights Agreement by and between the Company and Vestal Venture Capital dated September 28, 2007.	Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
4.49	Warrant dated August 31, 2007 for the benefit of Phipps.	Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
4.50	Registration Rights Agreement by and between the Company and Phipps dated August 31, 2007.	Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
4.51	Warrant dated November 04, 2007 for the benefit of Vestal Venture Capital.	Incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
4.52	Warrant dated November 09, 2007 for the benefit of Vestal Venture Capital.	Incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
4.53	Form of Warrant.	Incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
4.54	Form of Registration Rights Agreement.	Incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
4.55	Form of Warrant.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 7, 2008.
4.56	Form of Registration Rights Agreement.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 7, 2008.
4.57	Form of Warrant.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 14, 2008.
4.58	Form of Registration Rights Agreement.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 14, 2008.
4.59	Form of Warrant.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 28, 2008.
10.1	Employment Agreement between Paul R. Arena and i2 Telecom International, Inc., a Delaware corporation, dated June 1, 2002. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.2	Form of Lock-up Agreement entered into in connection with the 2004 Private Placement.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 13, 2004.

10.3	Form of Conversion Agreement dated as of April 6, 2004 between the Company and each holder of the Company’s Preferred Stock Series A-1.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

10.4	Non-Negotiable Promissory Note dated May 14, 2004 made by the Company in favor of Vestal Venture Capital in principal amount of $500,000.00.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

10.5	Non-Negotiable Promissory Note dated June 7, 2004 made by the Company in favor of Vestal Venture Capital in principal amount of $185,000.00.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

10.6	Non-Negotiable Promissory Note dated June 8, 2004 made by the Company in favor of Midsouth Investor Fund, LP in principal amount of $300,000.00.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

10.7	Form of Acknowledgement and Agreement dated July 6, 2004 between the Company and each former holder of the Company’s Preferred Stock Series A-1 and Preferred Stock Series A-2.	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

10.8	Amendment to Employment Agreement between i2 Telecom International, Inc., a Delaware corporation, and Paul Arena dated August 24, 2004. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 9, 2004.

10.9	Settlement Agreement dated February 24, 2005, between the Company and Anthony F. Zalenski.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 2, 2005.
10.10	I2 Telecom International, Inc. 2004 Stock Incentive Plan.	Incorporated by reference to Appendix C to the Company Schedule 14A Proxy Statement filed May 10, 2004.
10.11	Promissory Note dated April 7, 2005 issued by the Company in favor of Hubert G. Phipps in principal amount of $250,000.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 12, 2005.
10.12	Employment Agreement dated as of April 6, 2005, between the Company and James Rose.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 11, 2005.
10.13	Promissory Note dated April 19, 2005 issued by the Company in favor of Midsouth Investor Fund, LP in principal amount of $100,000.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed April 25, 2005.

10.14	Form of Securities Purchase Agreement dated July 12, 2005 by and amongst the Registrant and the purchasers of the Registrant’s Series E Preferred Stock.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 22, 2005.
10.15	Form of Registration Rights Agreement dated July 12, 2005 by and amongst the Registrant and the purchasers of the Registrant’s Series E Preferred Stock.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 22, 2005.
10.16	Promissory Note dated November 18, 2005 by and between the Company and Dr. Angela Ranzini.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 7, 2005.
10.17	Promissory Note dated November 18, 2005 by and between the Company and Mena Investment.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 7, 2005.
10.18	Promissory Note dated November 23, 2005 by and between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 7, 2005.
10.19	Guaranty dated November 23, 2005 by and between Paul Arena and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed December 7, 2005.
10.20	Letter Agreement dated February 16, 2006.	Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.
10.21	Promissory Note dated February 28, 2006 between the Company and Phillip Rapp, Jr.	Incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.
10.22	Promissory Note dated March 17, 2006 between the Company and Phillip Rapp, Jr.	Incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.
10.23	Form of Modification Agreement between the Company and the Series D Preferred Shareholders.	Incorporated by reference to Exhibit 49 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.
10.24	Form of Modification Agreement between the Company and the Series E Preferred Shareholders.	Incorporated by reference to Exhibit 50 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.
10.25	Form of Term Loan Agreement dated December 29, 2006 for $2 million financing	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 5, 2007.
10.26	Form of Note Purchase Agreement dated December 29, 2006 for $2 million financing	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 5, 2007.
10.27	Form of Promissory Note Agreement dated December 29, 2006 for $2 million financing	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 5, 2007.
10.28	Form of Loan Repayment Agreement dated December 29, 2006 for $2 million financing	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed January 5, 2007.
10.29	Form of Loan Guaranty dated December 29, 2006 for $2 million financing	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed January 5, 2007.

10.30	Form of Note Purchase Agreement dated February 28, 2007 for $2 million financing	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 1, 2007.
10.31	Promissory Note dated May 2007 by and between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed May 17, 2007.
10.32	Term Loan Agreement dated May 2007 by and between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed May 17, 2007.
10.33	Pledge Agreement dated May 2007 by and between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB filed May 17, 2007.
10.34	Loan Subordination Agreement dated May 2, 2007 by and between the Company and University Bank.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB filed May 17, 2007.
10.35	Term Loan Agreement dated July 9, 2007, by and between i2 Telecom International, Inc. and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 13, 2007.
10.36	Loan Subordination Agreement dated July 9, 2007, by and between i2 Telecom International, Inc. and University Bank.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 13, 2007.
10.37	Pledge Agreement dated July 9, 2007, by and between i2 Telecom International, Inc. and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 13, 2007.
10.38	Guaranty dated July 9, 2007, by and between Paul Arena and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 13, 2007.
10.39	Promissory Note dated July 9, 2007 by and between i2 Telecom International, Inc. and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed July 13, 2007.
10.40	Form of Term Loan Agreement by and between the Company and Vestal Venture Capital	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 4, 2007.
10.41	Form of Non-Negotiable Secured Promissory Note by and between the Company and Vestal Venture Capital	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 4, 2007.
10.42	Form of Term Loan Agreement by and between the Company and Braswell Enterprises, LP	Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed October 4, 2007.
10.43	Form of Non-Negotiable Secured Promissory Note by and between the Company and Braswell Enterprises, LP	Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed October 4, 2007.
10.44	Form of Guaranty by and between the Company and Vestal Venture Capital	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 4, 2007.
10.45	Form of Pledge Agreement by and between the Company and Vestal Venture Capital	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 4, 2007.

10.46	Form of Term Loan Agreement by and between the Company and Paul Arena	Incorporated by reference to Exhibit 4.9 to the Company’s Amendment to Current Report on Form 8-K filed October 5, 2007.
10.47	Form of Non-Negotiable Secured Promissory Note by and between the Company and Paul Arena	Incorporated by reference to Exhibit 4.10 to the Company’s Amendment to Current Report on Form 8-K filed October 5, 2007.
10.50	Employment Agreement dated October 11, 2007 by and between i2 Telecom International, Inc. and Mark Hewitt	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 17, 2007.
10.51	Non-Negotiable Secured Promissory Note for the benefit of Vestal Venture Capital dated September 28, 2007.	Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
10.52	Guaranty by and between Vestal Venture Capital and Paul Arena dated September 28, 2007.	Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
10.53	Term Loan Agreement by and between the Company and Vestal Venture Capital dated September 28, 2007.	Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
10.54	Pledge Agreement by and between the Company and Vestal Venture Capital dated September 28, 2007.	Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
10.55	Note Modification Agreement for the benefit of Phipps dated August 31, 2007.	Incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
10.56	Form of Non-Negotiable Secured Promissory Note.	Incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
10.57	Form of Term Loan Agreement.	Incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
10.58	Form of Non-Negotiable Secured Promissory Note.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 7, 2008.
10.59	Form of Term Loan Agreement.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 7, 2008.
10.60	Form of Non-Negotiable Secured Promissory Note.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 14, 2008.
10.61	Form of Term Loan Agreement.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 14, 2008.
10.62	Form of Non-Negotiable Secured Promissory Note	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 28, 2008.
10.63	Form of Term Loan Agreement	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 28, 2008.
10.64	Form of Guaranty	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 28, 2008.

14.1	Code of Ethics and Conduct.	Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.

21.1	Subsidiaries of the Company.	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.

23.1	Consent of Freedman & Goldberg, Certified Public Accountants.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer and Principal Financial Officer.	Filed herewith.

                Exhibit 23.1

FREEDMAN & GOLDBERG

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

ERIC W. FREEDMAN MICHAEL GOLDBERG DAVID C. GREIP JULIE A. CHEEK WILLIAM A. MARSHALL AMY S. JACKNOW GLORIA MOORE	TRI-ATRIA 31150 NORTHWESTERN HIGHWAY, SUITE 200 FARMINGTON HILLS, MICHIGAN 48334 (248) 626-2400 FAX: (248) 626-4298

CONSENT OF INDEPENDENT AUDITORS

CONSENT OF INDEPENDENT AUDITORS

We consent to the use in this Registration Statement of i2 Telecom International, Inc. on Form 10K of our report dated April 3, 2008 for i2 Telecom International, Inc for the years ended December 31, 2007 and 2006, which is a part of this Registration Statement.

/s/ Freedman & Goldberg, CPAs, PC

Farmington Hills, MI

April 8, 2008

EXHIBIT 31.2

Certification Required by Rule 13a-14(a) or Rule 15d-14(a)

I, Paul R. Arena, certify that:

1.	I have reviewed this Annual Report on Form 10-KSB of i2 Telecom International, Inc.;
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

4.

As the small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a15(f) and 15d-15(f)) for the small business issuer and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

As the small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

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
Paul R. Arena
Chief Executive Officer, Principal Financial Officer and
Chairman of the Board
April 8, 2008

EXHIBIT 31.2

Certification Required by Rule 13a-14(a) or Rule 15d-14(a)

I, Paul R. Arena, certify that:

1.	I have reviewed this Annual Report on Form 10-KSB of i2 Telecom International, Inc.;
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

4.

As the small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a15(f) and 15d-15(f)) for the small business issuer and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

As the small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

April 8, 2008	By:	/s/ Paul R. Arena
Paul R. Arena, Chief Financial Officer (Principal
Financial Officer)

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

2.	The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 8, 2008

By:	/s/ Paul R. Arena Paul R. Arena,
Chief Financial Officer (Principal
Financial Officer)