Form 10-Q
period 2008-03-31
I2 TELECOM INTERNATIONAL INC
filed 2008-05-15
CIK 949371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2008

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-27704

i2 Telecom International, Inc.

(Exact name of registrant as specified in it charter)

Washington	91-1426372
(State or other jurisdiction of incorporation or	(IRS Employer Identification
organization)	No.)

5070 Old Ellis Pointe,

Suite 110

Roswell, GA 30076

 (Address of principal executive offices)

(404) 567-4750

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Non-Accelerated Filer ☐
Accelerated Filer ☐	Smaller Reporting Company ☒

The registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 187,013,675 issued and outstanding as of May 14, 2008.

I2 TELECOM INTERNATIONAL, INC.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED MARCH 31, 2008

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited)	F-1 – F-2
	Condensed Consolidated Statements of Operations (unaudited)	F-3
	Condensed Consolidated Statements of Cash Flows (unaudited)	F-4
	Notes to Unaudited Condensed Consolidated Financial Statements	F-5 – F-15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	32
Item 6.	Exhibits	32
Signatures		34
Exhibits		32

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS
	March 31,2008	December 31, 2007
Current Assets
Cash Restricted Cash Accounts Receivable, net of Allowance for Doubtful Accounts of $69,476 and $69,476, respectively Inventories Prepaid Expenses and Other Current Assets	$ 30,287 0 191,946 42,053	$ 194,279 0 0 191,211 73,876
Total Current Assets	264,285	459,366

Property and Equipment, Net	455,610	432,823

Other Assets
Intangible Assets Deposits	2,931,105 38,840	3,014,851 38,840
Total Other Assets	2,969,945	3,053,691

Total Assets	$ 3,689,840	$ 3,945,880

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
March 31,2008		December 31, 2007
Current Liabilities Accounts Payable and Accrued Expenses Deferred Revenue Convertible Bonds Notes Payable-Current	$ 2,632,380 28,277 100,000 4,517,832	$ 2,421,105 23,674 100,000 3,984,175
Total Current Liabilities	7,278,489	6,528,954

Shareholders’ Equity (Deficit) Preferred Stock, No Par Value, 5,000,000 Shares Authorized, 800 Shares and 800 Shares Issued and Outstanding, respectively	800,000	800,000
Common Stock, No Par Value, 500,000,000 Shares Authorized, 185,445,849 Shares and 183,752,040 Shares Issued and Outstanding, respectively	29,825,318	29,684,187
Restricted Common Stock (related to No Par Value above),	0	0
Additional Paid-In Capital	4,294,489	4,237,801
Accumulated Deficit	(38,508,456)	(37,305,062)
Total Shareholders’ Equity (Deficit)	(3,588,649)	(2,583,074)

Total Liabilities and Shareholders’ Equity (Deficit)	$3,689,840	$ 3,945,880

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
Revenue	$ 157,456	$ 180,113
Cost of Revenue	182,237	115,051

Gross Profit (Loss)	(24,781)	65,062

General and Administrative Expenses	1,051,960	2,139,052

Loss From Operations	(1,076,741)	(2,073,990)

Other Income (Expense)
Interest Expense	(120,653)	(95,567)
Gain on Forbearance of Debt	0	55,061
Total Other Income (Expense)	(120,653)	(40,506)
Net Income (Loss)	$ (1,197,394)	$ (2,114,496)
Dividends on Preferred Stock	(6,000)	(130,205)
Net Loss Available to Common Shareholders	$ (1,203,394)	$ (2,244,701)

Weighted Average Common Shares: Basic	184,633,838	88,351,045

Basic Earnings Per Common Share:	$ (.01)	$ (.03)

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
Cash Flows From Operations
Net Loss From Operations	$(1,197,394)	$(2,114,496)
Adjustments to Reconcile Net Income to cash
Depreciation and amortization Amortization of Loan Fees	159,316 104,385	89,966 816,483
Stock compensation	29,035	138,925
Accounts receivable	0	(11,332)
Inventories	(735)	56,230
Prepaid Expenses	(44,909)	(81,461)
Other Assets	0	(7,000)
Increase (Decrease) In:
Accounts Payable and Accrued Expenses	344,157	(752,086)
Deferred Revenue	4,603	0
Net Cash Used In Operating Activities	(601,542))	(1,864,771)
Cash Flows From Investing Activities
Equipment Purchases	(98,357)	(9,178)
Net Cash Used In Investing Activities	(98,357)	(9,178)
Cash Flows From Financing Activities
Proceeds from Issuance of Convertible Bonds	0	2,375,000
Payments of Convertible Bonds	0	(1,325,000)
Proceeds From Notes Payable	1,550,000	1,000,000
Payment of Notes Payable	(1,016,343)	(1,380,232)
Proceeds from redemption of options	2,250	402,680
Net Cash Provided By Financing Activities	535,907	1,072,448
Increase (Decrease) in Cash	(163,992)	(801,501)
Balance, Beginning of Period	194,279	807,811
Balance, End of Period	$ 30,287	$ 6,310

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company, through its subsidiary, i2Telecom International, Inc., (“i2Telecom (DE)”), provides low-cost telecommunications services employing next-generation VoIP technology. These operations are based in Roswell, Georgia. Through i2Telecom (DE), the Company controls its own proprietary technology and outsources the majority of its production and service functions with strategic partners. The Company, through i2Telecom (DE), provides the VoiceStick®, MyGlobalTalkTM, micro gateway adapters, VoIP long distance and other enhanced communication services to subscribers. The Company’s proprietary technology platform is built to the Session Initiation Protocol (“SIP”) standard. The Company’s revenue model now includes revenue from the sale of the VoiceStick®, MyGlobalTalkTM, and other integrated access devices (“IADs”) along with recurring monthly subscriptions and call minute termination. The Company believes its proprietary technology provides meaningful advantages particularly in the areas of ease of use, high quality service, and low cost and robust features.

The Company, a Washington corporation formerly known as Digital Data Networks, Inc., was incorporated as “Transit Information Systems, Inc.” under the laws of the State of Washington on October 17, 1988. In July 1995, the Company changed its name to “Digital Data Networks, Inc.” In March 2004, the Company changed its name to “i2 Telecom International, Inc.” The Company’s offices are currently located at 5070 Old Ellis Pointe, Suite 110, Roswell, GA 30076, and the Company’s telephone number at that address is (404) 567-4750. The Company maintains websites at www.i2telecom.com, www.voicestick.com and www.myglobaltalk.com .

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

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

• broadband telephony technology;

• plug and play technology using traditional phones without professional installation;

• unlimited and “Pay as You” global calling among VoiceStick® and MyGlobalTalkTM users; and • local and long distance calling via cellular phones utilizing Company’s proprietary technology.

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

Critical Accounting Policies

The policies identified below are considered as critical to the Company’s business operations and the understanding of the Company’s results of operations. The impact of and any associated risks related to these policies on the Company’s business operations is discussed throughout “Management’s Discussion and Analysis or Plan of Operation.” For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Company’s consolidated financial statements for the year ended December 31, 2007, included in the Annual Report. Preparation of this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008 (this “Quarterly Report”) requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. There can be no assurance that actual results will not differ from those estimates.

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

H.

Intangible Assets – The Company has capitalized certain costs related to registering trademarks and patent pending technology. In accordance with SFAS No. 142, intangible assets with an indefinite life are not amortized but are tested for impairment at least annually or whenever changes circumstances indicate that the carrying value may not be recoverable. The Company amortizes its intangible assets with a finite life over 10 years on a straight-line basis.

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income or Loss

The Company has no components of other comprehensive income or loss, and accordingly, net loss equals comprehensive loss for all periods presented.

Earnings per Share

For the first quarter of 2008 and 2007, net loss per share is based on the weighted average number of shares of Common Stock outstanding. At March 31, 2008 and March 31, 2007, the Company had, on a weighted average, 184,633,838 shares and 88,351,045 shares of Common Stock outstanding, respectively.

At March 31, 2008, the Company had outstanding 185,445,849 shares of Common Stock and options and warrants to purchase 178,170,090 shares of Common Stock. Consequently, on an as-converted, fully-diluted basis, the Company would have 363,615,939 shares of Common Stock outstanding at March 31 2008.

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

Interim Financial Data

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007, set forth in the Annual Report. The interim financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of i2 Telecom International, Inc. and Subsidiaries as of March 31, 2008 and March 31, 2007, and the results of their operations and cash flows for the three months ended March 31, 2008 and 2007. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2007.

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	NOTES PAYABLE

	2008	2007
a. 10% note payable due to an individual shareholder of the company payable in monthly installments of $4,000, including interest, through May 28, 2008 when all outstanding principal and interest is due. The note is unsecured and guaranteed by an officer of the Company.	236,382	248,048
b. 12% note payable due to a corporation. The principal and all accrued interest were due on December 31, 2007. The note is unsecured and guaranteed by an officer of the Company. In January 2008, the maturity date was extended to December 31, 2008.	100,000	100,000
c. 10% note payable. The note requires weekly payments of $3,000, including interest, until paid in full. In addition to weekly payments, the note requires payments of $10,000 for every $100,000 of new capital raised. The note is unsecured.	56,451	61,128
d. 8% note payable to an individual. The principal and all accrued interest were due on December 31, 2007. The note is unsecured. In January 2008, the maturity date was extended until December 31, 2008.	25,000	25,000
e. 8% note payable to an individual. The principal and all accrued interest were due on December 31, 2007. The note is unsecured. In January 2008, the maturity date was extended until December 31, 2008	25,000	25,000
f. 12% note payable to an individual. The principal and all accrued interest was due on December 31, 2007. The note is unsecured. In January 2008, the maturity date was extended until December 31, 2008.	100,000	100,000
g. 12% note payable to an individual. The principal and all accrued interest was due on December 31, 2007. The note is unsecured. In January 2008, the maturity date was extended until December 31, 2008	200,000	200,000
h. 12% note payable to a director and an individual. The principal and all accrued interest were due on January 4 2008. The note was paid on March 25, 2008, leaving $31,000 of interest due May 25, 2008.	0	1,000,000
i. 12% note payable to an institutional lender, guaranteed by a director of the company.. The principal and all accrued interest are due on May 25, 2008. The note is secured	1,000,000	0
j. 12% note payable to an institutional investor. The principal and all accrued interest were due on March 25, 2008. The note is unsecured. In March 2008, the maturity date was extended until May 24, 2008.	600,000	600,000
k. 12% note payable to an institutional investor. The principal and all accrued interest were due on March 25, 2008. The note is unsecured. In March 2008, the maturity date was extended until May 24, 2008	650,000	650,000
l. 12% note payable to an institutional investor. The principal and all accrued interest were due on April 7, 2008. The note is unsecured. In March 2008, the maturity date was extended until June 7, 2008.	250,000	250,000
m. 12% note payable. The principal and all accrued interest were due on March 21, 2008. The note is unsecured. In March 2008, the maturity date was extended until May 27, 2008	200,000	200,000

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	NOTES PAYABLE (CONTINUED)

n. 12% note payable. The principal and all accrued interest are due on May 22, 2008. The note is unsecured.	200,000	0
o. 12% note payable to a director. The principal and all accrued interest were due on March 7, 2008. The lender is an entity controlled by director of the Company. The note is secured. In March 2008, the maturity date was extended until April 28, 2008.	125,000	125,000
p. 12% note payable. The principal and all accrued interest were due on March 1, 2008. The note is unsecured. In March 2008, the maturity date was extended until April 30, 2008.	100,000	100,000
q. 12% note payable. The principal and all accrued interest were due on March 2, 2008. The note is unsecured. In March 2008, the maturity date was extended until April 6, 2008.	100,000	100,000
r. 12% note payable. The principal and all accrued interest were due on February 20, 2008. The note is unsecured. In March 2008, the maturity date was extended until April 21, 2008	50,000	50,000
s. 12% note payable. The principal and all accrued interest are due on April 8, 2008. The note is unsecured	100,000	0
t. 12% note payable. The principal and all accrued interest were due on February 20, 2008. The note is unsecured. In March 2008, the maturity date was extended until April 19, 2008.	50,000	50,000
u. 12% note payable. The principal and all accrued interest were due on January 7, 2008. The note is unsecured. In March 2008, the maturity date was extended until May 6, 2008.	50,000	50,000
v. 12% note payable. The principal and all accrued interest were due on March 1, 2008. The note is unsecured. In March 2008, the maturity date was extended until April 29, 2008.	50,000	50,000
w. 12% note payable. The principal and all accrued interest are due on May 5, 2008. The note is unsecured	100,000	0
x. 12% note payable. The principal and all accrued interest are due on March 1, 2008. The note is unsecured. In March 2008, the maturity date was extended until June 1, 2008.	50,000	0
y. 12% note payable. The principal and all accrued interest are due on May 14, 2008. The note is unsecured	100,000	0

Total Long Term Debt	4,517,833	3,984,175
Less: Current Portion	4,517,833	3,984,175
Long-Term Portion	$ -0-	$ -0-

NOTE 3.	CONVERTIBLE BONDS

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

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	CONVERTIBLE BONDS (CONTINUED)

Convertible bonds remaining at March 31, 2008 and December 31, 2007 consisted of the following:

	2008	2007
December 2006 6% Convertible Bonds February 2007 6% Convertible Bonds	$ 50,000 50,000	$ 50,000 50,000
	100,000	100,000

NOTE 4.	STOCK OPTIONS AND WARRANTS
	March 31, 2008		December 31, 2007
	Number of Options/ Warrants	Weighted Average Exercise Price	Number of Options/ Warrants	Weighted Average Exercise Price
Outstanding at Beginning of Period	122,448,231	$ .13	81,168,183	$.23
Options Granted Warrants Granted Exercised Forfeited	8,000,000 49,250,000 (225,000) (1,303,141)	$ .09 $ .10 $ .01 $ .93	13,468,098 59,797,619 (11,634,951) (20,350,718)	$ .09 $ .10 $ .58 $ .19
Outstanding at End of Period	176,170,090	$ .11	122,448,231	$ .13
Options Exercisable at End of Period	158,995,176	$ .02	110,993,317.03
Weighted-average Fair Value of Options Granted During the Period		$ .01		$ .03

As of March 31, 2008, the range of option and warrant exercise prices for outstanding and exercisable options and warrants was $.01 to $1.00 with a weighted average remaining contractual life of 03.00 years.

NOTE 5.	STOCK APPRECIATION RIGHTS AND RESTRICTED SHARE UNITS

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

Information with respect to restricted share units as of March 31, 2008 and December 31, 2007 is as follows:

	2008	2007
Restricted Units-Beginning of Year	0	1,003,784
Restricted Units Granted	0	0
Transfer to Common Stock Due to Lapse of Restrictions	0	(1,003,784)
Restricted Units-End of Year	0	0
Weighted Average Fair Value of Shares	$ .00	$ .00
Pre-Tax Compensation Expense Charged to Earnings, net of cancellations	$ -0-	$ 0

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	SUBEQUENT EVENTS

In April 2008, we issued to one individual, warrants to purchase an aggregate of 1,000,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of extensions of promissory notes in the aggregate amount of $100,000 made to us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by us of a registration statement.

Also in April 2008, we issued to one individual, warrants to purchase an aggregate of 500,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of a promissory note in the amount of $50,000 made to us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by us of a registration statement.

Also in April 2008, we issued to one institution warrants to purchase an aggregate of 2,000,000 shares of Common Stock at an exercise price of $0.10 per share, with a five-year expiration period. One of our directors has an interest in this institution. These warrants vest in accordance with certain performance milestones. The warrants were issued in connection with consulting services performed for us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things.

Also in April 2008, we issued to one individual warrants to purchase an aggregate of 800,000 shares of Common Stock at an exercise price of $0.01 per share, with a five-year expiration period. These warrants vest in accordance with certain performance milestones. The warrants were issued in connection with consulting services performed for us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things.

In May 2008, we issued to one institution and seven individuals, warrants to purchase an aggregate of 3,250,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of extensions of promissory notes in the aggregate amount of $525,000 made to us. One of our directors received 625,000 of these warrants in connection with a loan in the amount of $125,000. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by us of a registration statement.

Also in May 2008, we issued to one individual, warrants to purchase an aggregate of 1,500,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of a promissory note in the aggregate amount of $150,000 made to us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by us of a registration statement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

Certain statements in the Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section under “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

As used in this Form 10-Q, unless the context requires otherwise, “we” or “us” or the “Company” or “i2” or “i2 Telecom” means i2 Telecom International, Inc. and its subsidiaries.

Overview

The Company, through its subsidiary, i2Telecom International, Inc., (“i2Telecom (DE)”), provides low-cost telecommunications services employing next-generation VoIP technology. These operations are based in Roswell, Georgia. Through i2Telecom (DE), the Company controls its own proprietary technology and outsources the majority of its production and service functions with strategic partners. The Company, through i2Telecom (DE), provides the VoiceStick®, MyGlobalTalkTM, micro gateway adapters, VoIP long distance and other enhanced communication services to subscribers. The Company’s proprietary technology platform is built to the Session Initiation Protocol (“SIP”) standard. The Company’s revenue model now includes revenue from the sale of the VoiceStick®, MyGlobalTalkTM, and other integrated access devices (“IADs”) along with recurring monthly subscriptions and call minute termination. The Company believes its proprietary technology provides meaningful advantages particularly in the areas of ease of use, high quality service, and low cost and robust features.

The Company’s proprietary technology platform is built to the SIP standard and offers the end user the following primary benefits:

•	near carrier grade quality of service;

•	low cost long distance calling worldwide;

•	broadband access via laptop with the Company’s VoiceStick®;

•	broadband technology;

•	plug and play technology using traditional phones (including cellular) without professional installation; and

•	unlimited and “Pay as You” global calling among VoiceStick® and MyGlobalTalkTM users.

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

Critical Accounting Policies and Estimates

Basis of Consolidation. The consolidated financial statements include the accounts of i2Telecom (DE) and SuperCaller Community, Inc. (“SuperCaller”), both of which are, directly or indirectly, wholly-owned subsidiaries of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used when accounting for allowances for doubtful accounts, revenue reserves, inventory reserves, depreciation and amortization, taxes, contingencies and impairment allowances. Such estimates are reviewed on an on-going basis and actual results could differ from those estimates.

Revenue Recognition. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”), as amended by SAB No. 101A and SAB No. 101B. SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured. Determination of criteria (iii) and (iv) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. The Company has concluded that its revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 101.

Impairment of Long-Lived Assets. The Company evaluates its long-lived assets for financial impairment and continues to evaluate them as events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flows from an asset is less than its carrying value. In that event, a loss is recognized for the amount by which the carrying value exceeds the fair value of the long-lived asset. The Company has not recognized any impairment losses.

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

D.	For purposes of the statement of cash flows, the Company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents.

F.	Inventories - Inventories consisting of purchased components available for resale are stated at lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis.

H.	Costs associated with obtaining loans have been capitalized and are being amortized on a straight-line basis over the life of the loan.

I.

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

H.

Intangible Assets – The Company has capitalized certain costs related to registering trademarks and patent pending technology. In accordance with SFAS No. 142, intangible assets with an indefinite life are not amortized but are tested for impairment at least annually or whenever changes circumstances indicate that the carrying value may not be recoverable. The Company amortizes its intangible assets with a finite life over 10 years on a straight-line basis.

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

O.

Research and Development Expenses – The Company expenses research and development expenses as incurred. Amounts payable to third parties under product development agreements are recorded at the earlier of the milestone achievement, or when payments become contractually due.

P.

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

Q.	New Accounting Pronouncements

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

Results of Operations

Comparison of Three Months Ended March 31, 2008 and 2007

Revenues decreased to $157,456 for the three months ended March 31, 2008 from $180,113 for the three months ended March 31, 2007. The decrease in revenues was due to the Company’s efforts to refocus its efforts toward new product offerings which are being released into the market and believed to have greater revenue potential.

Cost of revenues increased to $182,237 for the three months ended March 31, 2008 from $115,051 for the three months ended March 31, 2007. The increase in cost of revenues was due to higher per minute charges internationally and the Company’s inability to achieve certain economies of scale at its present level of revenues.

Gross loss for the three months ended March 31, 2008 was $24,781 as compared to gross profit of $65,062 for the three months ended March 31, 2007.

Total selling, general and administrative expenses for the three months ended March 31, 2008 was $1,051,960 compared to $2,139,052 for the three months ended March 31, 2007. The majority of the decreases were related to bond discount amortization, financing fees, consulting, and accounting, offset by increases in loan interest, marketing, network development, and travel costs related marketing of a new service.

Finally, net loss for the three months ended March 31, 2008 was $1,197,394 as compared to a net loss for the three months ended March 31, 200,7 of $,2,114,496. The decrease in net loss is primarily a result of decreased bond amortization and financing costs, offset by higher marketing related costs.

	For the Three Months Ended
	March 31,

	2008	2007	Variance	Percentage
Gross Revenue	$157,456	$180,113	$(22,657)	(13%)
Cost of Sales	182,237	115,051	67,186	58%
Gross Loss/Profit	$(24,781)	$65,062	(89,843)	(138%)
Operating Expenses:
General and Administrative Expenses	$1,051,960	$2,139,052	(1,118,458)	(51%)
Other Income (Expense) Net	(120,653)	(40,506)	80,147	198%
Net Loss	$1,197,394	$2,114,496	$(948,467)	(43%)

Liquidity and Capital Resources

On March 31, 2008, the Company had a working capital deficit of approximately $7,014,204 compared to a working capital deficit of approximately $6,838,204 on March 31, 2007. The increase in working capital deficit was primarily due to decreases in prepaid expenses for advance payments of D&O insurance of $62,000 and non renewal of certain support services of $45,000, combined with lower inventory levels from the prior year. Net cash used in operating activities was $601,542 for the three months ended March 31, 2008 as compared to $1,864,771 for the quarter ended March 31, 2007. The decrease in net cash used in operating activities between the three months ended March 31, 2008 and March 31, 2007 is attributable to less payments of accounts payable. During the quarter ended March 31, 2007, the Company paid off a significant amount of prior year payables from bond financing received during the quarter. Net loss for the three months ended March 31, 2008 of approximately $1,197,000 is reduced by non-cash items of depreciation and amortization amounting to approximately $263,701. Primary sources of cash inflows from operations are from sales of the VoiceStick®, VoiceStick® activation charges and pre-paid charges and receivables collected from sales to customers for the Company’s IAD, as well as the collection of revenue for carrying long distance calls and from monthly service fees. Future cash inflows from sales are subject to the Company’s pricing and ability to procure business at existing market conditions.

Net cash used in investing activities was approximately ($98,000) for the three months ended March 31, 2008 as compared to approximately ($ 9,000) for the same period in 2007. Both periods investing activities were primarily due varying levels of equipment purchases.

Cash flows provided by financing activities were approximately $536,000 for the three months ended March 31, 2008 as compared to $1,072,000 for the same period in 2007. The principal source of cash for the first quarter of 2008 was from the issuance of promissory notes of $1,550,000 of which $1,000,000 was use to refinance existing debt.

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

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The Company has no current commitments or obligations for future capital expenditures. A summary of the Company’s debt and lease obligations at March 31, 2008 are as follows:

	Obligations payable in
	Less than 1 year	1 to 3 years	Total
Debt	$4,617,832	$-0-	$4,617,832
Leases	44,700	6,600	51,300

	$4,662,532	$6,600	$4,669,132

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision of, and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to enable us to record, process, summarize and report information required to be included in our reports that we file or submit under the Exchange Act within the time periods required.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 22, 2003, former stockholders of SuperCaller Community, Inc., a Delaware corporation acquired by the Company in September 2002 (“SuperCaller”), filed a lawsuit against the Company in the United States District Court for the Northern District of California, San Francisco Division. The plaintiffs alleged that i2Telecom (DE) and certain of its affiliates and representatives deceived the plaintiffs into selling SuperCaller to the Company, among other things. On March 27, 2006,  all federal claims against the Company and related parties in the United States District Court in San Francisco were “dismissed with prejudice” by Judge Vaughn Walker.  In addition, the court declined to exercise supplemental jurisdiction over the remaining state law claims which were all “dismissed” as well.  Therefore, no loss or liability has been recorded in the Company’s financial statements. In March 2008, the federal claims against the Company and related parties in the United States District Appellate Court in San Francisco were “dismissed with prejudice”.

The Company was named a defendant in a lawsuit regarding a disputed amount due for patent preparation and filings by the same attorney representing the plaintiffs in the above matter. In January 2008, the claims against the Company and related parties in the United States District Appellate Court in San Francisco were “dismissed with prejudice”.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this offering that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have a history of losses and negative cash flows from operations and we may not be profitable in the future.

We sustained a loss of $1,197,394 for the quarter ended March 31, 2008; a loss of $9,088,752 for the fiscal year ended December 31, 2007, and a loss of $5,800,177 for the fiscal year ended December 31, 2006. We had an accumulated deficit at march 31, 2008 of $38508,456. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms. The financial statements included elsewhere in this prospectus do not include any adjustments that might result from the outcome of these uncertainties. Furthermore, developing and expanding our business will require significant additional capital and other expenditures. Accordingly, if we are not able to increase our revenue, then we may never achieve or sustain profitability.

We have been able to meet our operating requirements since March 31, 2008 with interim financing of approximately $250,000. We will need to receive additional capital to continue our operations.

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

The stock market in general, and the market for technology companies in particular, has recently experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2003 to March 31, 2008, the per share closing price of our Common Stock on the Over-the-Counter Bulletin Board fluctuated from a high of $3.35 to a low of $.03. We believe that the volatility of the price of our Common Stock does not solely relate to our performance and is broadly consistent with volatility experienced in our industry. Fluctuations may result from, among other reasons, responses to operating results, announcements by competitors, regulatory changes, economic changes, market valuation of technology firms and general market conditions.

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

We have pending several patent applications related to embedded software technology and methods of use. There can be no assurance that these patents will be issued. On February 28, 2008, the Company was awarded Patent #7,336,654 from the United States Patent Trademark Office. Even if the balance of patents pending are issued, the limited legal protection afforded by patent, trademark, trade secret and copyright laws may not be sufficient to protect our proprietary rights to the intellectual property covered by these patents.

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

International sales represented approximately 30% of the Company’s revenues for the quarter ended March 31, 2008. One of our goals is to increase our foreign sales in order to increase our revenues. However, international sales are subject to a number of risks, including changes in foreign government regulations, laws, and communications standards; export license requirements; currency fluctuations, tariffs and taxes; other trade barriers; difficulty in collecting accounts receivable; longer accounts receivable collection cycles; difficulty in managing across disparate geographic areas; difficulties associated with enforcing agreements and collecting receivables through foreign legal systems; expenses associated with localizing products for foreign markets; and political and economic instability, including disruptions of cash flow and normal business operations that may result from terrorist attacks or armed conflict.

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

In January 2008, we issued to two institutions and three individuals, warrants to purchase an aggregate of 3,525,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of extensions for promissory notes in the aggregate amount of $525,000 made to us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by us of a registration statement.

Also in January 2008, we issued a total of 225,000 shares of our Common Stock to one individual who exercised warrants in the amount of $2,250. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

In February 2008, we issued to four individuals, warrants to purchase an aggregate of 5,000,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of promissory notes in the aggregate amount of $500,000 made to us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by us of a registration statement.

Also in February 2008, we issued to one institution and six individuals, warrants to purchase an aggregate of 16,125,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of extensions for promissory notes in the aggregate amount of $1,975,000 made to us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by us of a registration statement.

Also in February 2008, we issued a total of 297,142 shares of Common Stock an individual in lieu of $29,714 of debt owed by us to a consultant for services perform for us. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

In March 2008, we issued to two institution and six individuals, warrants to purchase an aggregate of 28,850,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of extensions for promissory notes in the aggregate amount of $2,350,000 made to us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by us of a registration statement.

Also in March 2008, we issued to one institution and one individual, warrants to purchase an aggregate of 10,000,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of promissory notes in the aggregate amount of $1,000,000 made to us. One of our directors made the loan of which half was guaranteed by an officer and director of ours. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by us of a registration statement.

Also in March 2008, we issued to one institution, warrants to purchase an aggregate of 375,000 shares of Common Stock at an exercise price of $0.01 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the settlement of a debt owed by us to a consultant for services performed for us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

(a)	None.
(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation, as amended (1)

3.2	Bylaws, as amended (1)

3.3	Certificate of Designations of Rights and Preferences for Series D Preferred Stock (2)

3.4	Amendment to the Company’s Articles of Incorporation (3)

3.5	Amendment to the Company’s Articles of Incorporation (3)

3.6	Certificate of Designation of Rights and Preferences for Series E Preferred Stock (4)

3.7	Amendment to Articles of Incorporation dated April 17, 2006 (5)

3.8	Articles of Amendment to the Articles of Incorporation (6)

10.1	Form of Non-Negotiable Secured Promissory Note (7)

10.2	Form of Term Loan Agreement (7)

10.3	Form of Non-Negotiable Secured Promissory Note. (8)

10.4	Form of Term Loan Agreement. (8)

10.5	Form of Guaranty (8)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer *

32.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Principal Financial Officer *

32.1	Section 1350 Certification by the Company’s Chief Executive Officer and Principal Financial Officer *

*	Filed herewith

(1)	Filed with the Issuer’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

(2)	Filed with the Issuer’s Current Report on Form 8-K filed August 13, 2004.

(3)	Filed with the Issuer’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

(4)	Filed with the Issuer’s Current Report on Form 8-K filed November 22, 2005.

(5)	Filed with the Issuer’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006.

(6)	Filed with the Issuer’s Schedule 14A Definitive Proxy Statement filed on June 22, 2007.

(7)	Filed with the Issuer’s Current Report on Form 8-K filed January 7, 2008.
(8)	Filed with the Issuer’s Current Report on Form 8-K filed March 14, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I2 TELECOM INTERNATIONAL, INC.
(Registrant)

Date: May 15, 2008	By:	/s/ Paul R. Arena
Paul R. Arena
Chief Executive Officer

 Exhibit 31.1

CERTIFICATION

I, Paul R. Arena, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of i2 Telecom International, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	May 15, 2008
/s/ Paul R. Arena
Paul R. Arena
Chief Executive Officer (Principal Executive Officer)

Exhibit 31.2

CERTIFICATION

I, Paul R. Arena, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of i2 Telecom International, Inc.;

3.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	May 15, 2008

/s/ Paul R. Arena
Paul R. Arena
Principal Financial and Accounting Officer

Exhibit 32.1

CERTIFICATION

In connection with the periodic report of i2 Telecom International, Inc. (the “Company”) on Form 10-Q for the quarter ending March 31, 2008 as filed with the Securities and Exchange Commission (the “Report”), I, Paul R. Arena, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1)      The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2)      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date:	May 15, 2008	/s/ Paul R. Arena
Paul R. Arena
Chief Executive Officer (Principal Executive Officer)

and Principal Financial and Accounting Officer