Form 10-Q
period 2008-06-30
I2 TELECOM INTERNATIONAL INC
filed 2008-08-14
CIK 949371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 191,656,436 issued and outstanding as of August 12, 2008.

I2 TELECOM INTERNATIONAL, INC.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED JUNE 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS
	June 30, 2008	December 31, 2007
Current Assets
Cash Restricted Cash Accounts Receivable, net of Allowance for Doubtful Accounts of $72,677 and $69,476 respectively Inventories Prepaid Expenses and Other Current Assets	$ 954,825 0 190,096 30,340	$ 194,279 0 0 191,211 73,876
Total Current Assets	1,175,261	459,366

Property and Equipment, Net	683,839	432,823

Other Assets
Intangible Assets Deposits	2,956,859 38,840	3,014,851 38,840
Total Other Assets	2,995,699	3,053,691

Total Assets	$ 4,854,799	$ 3,945,880

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
June 30, 2008		December 31, 2007
Current Liabilities Accounts Payable and Accrued Expenses Deferred Revenue Convertible Bonds Notes Payable-Current	$ 1,880,018 28,277 100,000 2,486,382	$ 2,421,105 23,674 100,000 3,984,175
Total Current Liabilities	4,494,677	6,528,954

Shareholders’ Equity (Deficit) Preferred Stock, No Par Value, 5,000,000 Shares Authorized, 800 Shares and 800 Shares Issued and Outstanding, respectively	800,000	800,000
Common Stock, No Par Value, 500,000,000 Shares Authorized, 189,372,657 Shares and 183,752,040 Shares Issued and Outstanding, respectively	30,222,098	29,684,187
Restricted Common Stock (related to No Par Value above),	0	0
Additional Paid-In Capital	4,919,302	4,237,801
Accumulated Deficit	(35,581,278)	(37,305,062)
Total Shareholders’ Equity (Deficit)	360,122	(2,583,074)

Total Liabilities and Shareholders’ Equity (Deficit)	$4,854,799	$ 3,945,880

i2 TELECOM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007
Revenue	$162,727	$ 197,403	$320,183	$ 375,790

Cost of Revenue	188,685	232,355	370,922	455,791

Gross Profit (Loss)	(25,958)	(34,952)	(50,739)	(80,001)

General and Administrative Expenses	1,583,912	2,027,921	2,635,873	4,224,576

Loss From Operations	(1,609,870)	(2,062,873)	(2,686,612)	(4,304,577)

Other Income (Expense) Interest Income Interest Expense Gain on Forbearance of Debt Gain on Disposal of Assets	0 (652,816) 2,190 5,193,620	34 (81,167) 100,000 0	0 (773,469) 2,190 5,193,620	172 (176,734) 155,061 0
Total Other Income (Expense)	4,542,993	18,867	4,422,341	(21,501)
Net Income (Loss)	$2,933,123	$(2,044,006)	$1,735,729	$(4,326,078)
Dividends on Preferred Stock	(6,000)	(86,325)	(12,000)	(216,530)
Net Income (Loss) Available to Common Shareholders	$2,927,123	$(2,130,331)	$1,723,729	$(4,542,608)
Weighted Average Common Shares: Basic	185,416,370	121,441,351	186,198,902	103,511,773
Basic Earnings Per Common Share: Fully Diluted Fully Diluted Per Common Share:	$ .02 233,294,800 $ .01	$ (.02) N/A N/A	$ .01 242,269,593 $ .01	$ (.04) N/A N/A

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007
Cash Flows From Operations
Net Loss From Operations	$1,735,729	$(4,326,078)
Adjustments to Reconcile Net Income to cash
Depreciation and amortization Amortization of Loan Fees Gain on Forbearance of Debt	318,741 182,178 0	179,988 1,628,697 (100,000)
Stock compensation	193,446	575,975
Accounts receivable	0	5,013
Inventories	1,115	53,744
Prepaid Expenses	(110,989)	(58,764
Other Assets	0	(11,000)
Increase (Decrease) In:
Accounts Payable and Accrued Expenses	(416,010)	(529,191)
Deferred Revenue	4,603	0
Net Cash Used In Operating Activities	1,908,813	(2,581,616)
Cash Flows From Investing Activities
Equipment Purchases Payments for Intangible Assets	(402,265) (109,500)	(10,578) 0
Net Cash Used In Investing Activities	(511,765)	(10,578)
Cash Flows From Financing Activities
Proceeds from Issuance of Convertible Bonds	0	2,375,000
Payments of Convertible Bonds	0	(1,325,000)
Proceeds From Notes Payable	1,975,000	1,735,000
Payment of Notes Payable	(3,472,794)	(1,396,356)
Proceeds from redemption of options Issuance of Common Stock Payment of Financing Costs	2,250 279,841 579,201	407,680 0 0
Net Cash Provided By Financing Activities	(636,502)	1,796,324
Increase (Decrease) in Cash	760,546	(795,870)
Balance, Beginning of Period	194,279	807,811
Balance, End of Period	$ 954,825	$ 11,941

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Critical Accounting Policies

The policies identified below are considered as critical to the Company’s business operations and the understanding of the Company’s results of operations. The impact of and any associated risks related to these policies on the Company’s business operations is discussed throughout “Management’s Discussion and Analysis or Plan of Operation.” For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Company’s consolidated financial statements for the year ended December 31, 2007, included in the Annual Report. Preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (this “Quarterly Report”) requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. There can be no assurance that actual results will not differ from those estimates.

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”), as amended by SAB No. 101A and SAB No. 101B. SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services rendered; (iii) the fee is fixed and determinable; and (iv) collectability is reasonably assured. Determination of criteria (iii) and (iv) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. The Company has concluded that its revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 101.

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

Recent Accounting Pronouncements

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

Earnings per Share

For the second quarter of 2008 and 2007, net income (loss) per share is based on the weighted average number of shares of Common Stock outstanding. At June 30, 2008 and June 30, 2007, the Company had, on a weighted average, 185,416,370 shares and 121,441,351 shares of Common Stock outstanding, respectively.

At June 30, 2008, the Company had outstanding 189,372,657 shares of Common Stock and options and warrants to purchase 241,565,259 shares of Common Stock. Consequently, on an as-converted, fully-diluted basis, the Company would have 430,937,916 shares of Common Stock outstanding at June 30, 2008.

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

Additionally, the Company adopted early application of SFAS No. 123R on January 1, 2005. The cumulative effect of this change in accounting principle for periods prior to 2005 was $340,117, net of income tax and has been included on the statement of operations for the three months ended March 31, 2005.

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

Interim Financial Data

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007, set forth in the Annual Report. The interim financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of i2 Telecom International, Inc. and Subsidiaries as of June 30, 2008 and June 30, 2007, and the results of their operations and cash flows for the six months ended June 30, 2008 and 2007. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2008.

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	NOTES PAYABLE

Notes Payable as of June 30, 2008 and December 31, 2007

	6/30/2008	12/31/2007
a. 10% note payable due to an individual shareholder of the company payable in monthly installments of $4,000, including interest, through December 31, 2008 when all outstanding principal and interest is due. The note is unsecured and guaranteed by an officer of the Company.	236,382	248,047
b. 12% note payable due to a corporation. The principal and all accrued interest were due on December 31, 2007. The note is unsecured and guaranteed by an officer of the Company. In January 2008, the maturity date was extended to December 31, 2008.	100,000	100,000
c. 10% note payable. The note required weekly payments of $3,000, including interest, until paid in full. The note was paid in full on 06/03/2008. The note was unsecured.	0	61,128
d. 8% note payable to an individual. The principal and all accrued interest were due on December 31, 2007. The note is unsecured. In January 2008, the maturity date was extended until December 31, 2008.	25,000	25,000
e. 8% note payable to an individual. The principal and all accrued interest were due on December 31, 2007. The note is unsecured. In January 2008, the maturity date was extended until December 31, 2008	25,000	25,000
f. 12% note payable to an individual. The principal and all accrued interest was due on December 31, 2007. The note was paid on 06/04/2008, leaving $25,444 of interest still due as of 06/30/08. The note is unsecured. In January 2008, the maturity date was extended until December 31, 2008.	0	100,000
g. 12% note payable to an individual. The principal and all accrued interest was due on December 31, 2007. The note was paid on 06/04/2008, leaving $51,644 of interest still due as of 06/30/08.The note is unsecured. In January 2008, the maturity date was extended until December 31, 2008	0	200,000
h. 12% note payable to a director and an individual. The principal and all accrued interest were due on January 4 2008. The note was paid on March 25, 2008. All accrued interest was paid in full during the quarter ended 06/30/2008.	0	1,000,000
i. 12% note payable to an institutional lender, guaranteed by a director of the company. The principal and all accrued interest are due on August 25, 2008. The note is secured.	1,000,000	0

j. 12% note payable to an institutional investor. The principal and all accrued interest were due on March 25, 2008. The note was paid down by $487,500 on June 4, 2008. The note is unsecured. In August 2008, the maturity date was extended until August 24, 2008.	162,500	650,000
k. 12% note payable to an institutional investor. The principal and all accrued interest were due on May 24, 2008. The note was paid down by $450,000 on June 4, 2008. The note is unsecured. In August 2008, the maturity date was extended until August 24, 2008	150,000	600,000

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	NOTES PAYABLE (CONTINUED)

l. 12% note payable to an institutional investor. The principal and all accrued interest were due on April 7, 2008. The note was paid down by $187,500 on June 4, 2008. The note is unsecured. In August 2008, the maturity date was extended until September 7, 2008..	62,500	250,000
m. 12% note payable to an institutional investor. The principal and all accrued interest were due on July 19, 2008. The note is unsecured. In August 2008, the maturity date was extended until September 22, 2008.	25,000	0
n. 12% note payable. The principal and all accrued interest were due on March 21, 2008. The note was paid in full on June 4, 2008, leaving $11,000 in interest due at June 30, 2008. The note is unsecured.	0	200,000
o. 12% note payable. The principal and all accrued interest were due on May 22, 2008. The note is unsecured. The loan was paid down by $100,000 on June 4, 2008. In August 2008, the maturity date was extended until August 22, 2008.	100,000	0
p. 12% note payable to a director. The principal and all accrued interest were originally due on March 7, 2008. The lender is an entity controlled by director of the Company. The note was paid in full on June 4, 2008, leaving $11,188 in interest due at June 30, 2008.	0	125,000
q. 12% note payable. The principal and all accrued interest were originally due on March 1, 2008. The loan was paid down by $50,000 on June 4, 2008. The note is secured. In August 2008, the maturity date was extended until September 1, 2008.	50,000	100,000
r. 12% note payable. The principal and all accrued interest were originally due on March 2, 2008. The loan was paid down by $50,000 on June 4, 2008. The note is secured. In August 2008, the maturity date was extended until September 1, 2008.	50,000	100,000
s. 12% note payable. The principal and all accrued interest were originally due on Feb. 20, 2008. The loan was paid down by $25,000 on June 4, 2008. The note is secured. In August 2008, the maturity date was extended until August 20, 2008.	25,000	50,000
t. 12% note payable. The principal and all accrued interest were originally due on April 8, 2008. . The loan was paid down by $50,000 on June 4, 2008. The note is secured. In August 2008, the maturity date was extended until August 15, 2008.	50,000	0
u. 12% note payable. The principal and all accrued interest were originally due on June 24, 2008. The loan was paid down by $25,000 on June 4, 2008. The note is secured. In August 2008, the maturity date was extended until August 15, 2008.	25,000	0
v. 12% note payable. The principal and all accrued interest were originally due on June 30, 2008. The loan was paid down by $25,000 on June 4, 2008. The note is secured. In August 2008, the maturity date was extended until September 1, 2008.	25,000	0

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	NOTES PAYABLE (CONTINUED)

w. 12% note payable. The principal and all accrued interest were originally due on February 20, 2008. The note is secured. In August 2008, the maturity date was extended until August 28, 2008.	50,000	50,000
x. 12% note payable. The principal and all accrued interest were originally due on July 6, 2008. The note is secured. In August 2008, the maturity date was extended until September 7, 2008.	50,000	0
y. 12% note payable. The principal and all accrued interest were originally due on January 7, 2008. The note was paid in full on June 11, 2008, leaving $2,650 in interest due at June 30, 2008.	0	50,000
z. 12% note payable. The principal and all accrued interest were originally due on March 1, 2008. The loan was paid down by $25,000 on June 4, 2008. The note is secured. In August 2008, the maturity date was extended until September 1, 2008.	25,000	50,000
aa. 12% note payable. The principal and all accrued interest were due on May 7, 2008. In August 2008, the maturity date was extended until September 7, 2008. The note is secured.	100,000	0
bb.12% note payable. The principal and all accrued interest were due on March 1, 2008. The note was paid in full on June 9, 2008, leaving $2,683 in interest due at June 30, 2008.	0	0
cc. 12% note payable. The principal and all accrued interest were originally due on May 14, 2008. In August 2008, the maturity date was extended until August 15, 2008. The note is secured.	100,000	0
dd.12% note payable. The principal and all accrued interest were originally due on July 14, 2008. In August 2008, the maturity date was extended until September 14, 2008. The note is secured	50,000	0

Total Long Term Debt	2,486,382	3,984,175
Less: Current Portion	2,486,832	3,984,175
Long-Term Portion	$ -0-	$ -0-

We have been able to meet our operating requirements since June 30, 2008 without any interim financing.

We will need to receive additional capital to continue our operations.Financing may not be available to us on commercially reasonable terms, if at all. There is no assurance that we will be successful in raising additional capital or that the proceeds of any future financings will be sufficient to meet our future capital needs. It is not likely that we will be able to continue our business without additional financing. Currently, we have no commitments for additional financing.

NOTE 3.	CONVERTIBLE BONDS

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

Due to the late registration of shares received in conversion of the Convertible Debt during 2007, penalty shares were awarded & issued to convertible note holders. The total number of penalty shares issued was 6,320,476.

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	CONVERTIBLE BONDS (CONTINUED)

Convertible bonds remaining at June 30, 2008 and March 31, 2008 consisted of the following:

	June 30, 2008	March 31, 2008
December 2006 6% Convertible Bonds February 2007 6% Convertible Bonds	$ 50,000 50,000	$ 50,000 50,000
	100,000	100,000

NOTE 4.	STOCK OPTIONS AND WARRANTS

	June 30, 2008		December 31, 2007
	Number of Options/ Warrants	Weighted Average Exercise Price	Number of Options/ Warrants	Weighted Average Exercise Price
Outstanding at Beginning of Period	122,448,231	$ .13	81,168,183	$.23
Options Granted Warrants Granted Exercised Forfeited	10,100,000 112,801,000 (1,225,000) (2,558,972)	$ .10 $ .10 $ .06 $ .72	13,468,098 59,797,619 (11,634,951) (20,350,718)	$ .09 $ .10 $.58 $ .19
Outstanding at End of Period	241,565,259	$ .10	122,448,231	$ .13
Options Exercisable at End of Period	220,846,176	$ .12	110,993,317.13
Weighted-average Fair Value of Options Granted During the Period		$ .10		$ .13

As of June 30, 2008, the range of option and warrant exercise prices for outstanding and exercisable options and warrants was $.01 to $1.00 with a weighted average remaining contractual life of 03.00 years.

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	STOCK APPRECIATION RIGHTS AND RESTRICTED SHARE UNITS

On December 31, 2003, the Company terminated its stock appreciation plan and cancelled all outstanding rights granted. As consideration for the consideration of rights cancelled, each employee received restricted stock or cancellation of their notes receivable at rate of $3.00 per right. On December 31, 2003, the Company amended its 2002 Stock Option Plan to properly administer the granting of restricted stock. Under the amended plan, employees are granted restricted share units without cost to the employee. Each restricted share unit awarded to a participant represents an unfunded, unsecured right, which is nontransferable except in the event of death of the employee, to receive one share of common stock, $.01 par value, of i2 Delaware on the date specified in the grant. As a result of the Merger each such right was converted into the right to receive shares of Common Stock, no par value per share, and Preferred Stock Series B, no par value per share (the “Preferred Stock Series B”), as outlined in the Merger Agreement. The restricted share units granted under the plan vest evenly over three years, with immediate vesting upon termination.

Information with respect to restricted share units as of June 30, 2008 and 2007 is as follows:

	2008	2007
Restricted Units-Beginning of Year	0	1,003,784
Restricted Units Granted	0	0
Transfer to Common Stock Due to Lapse of Restrictions	(0)	(941,284)
Restricted Units-End of Year	0	62,500
Weighted Average Fair Value of Shares	$ .00	$ .07
Pre-Tax Compensation Expense Charged to Earnings, net of cancellations	$ -0-	$ 0

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	SUBEQUENT EVENTS

In July 2008, we issued to one institution and four individuals, warrants to purchase an aggregate of 6,500,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of promissory notes in the aggregate amount of $1,250,000 made to us. Of this amount, 5,000,000 warrants were issued to one individual who is one of our directors and another individual who is an officer and director for which a loan was made to us for $1,000,000 of which half was guaranteed by an officer and director of ours. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by us of a registration statement.

In August 2008, we issued to one individual, warrants to purchase an aggregate of 625,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of promissory notes in the aggregate amount of $250,000 made to us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by us of a registration statement.

Also in August 2008, we have pending issuance a total of 29,755,357 shares of our Common Stock to one institution, an affiliate of the Company who exercised 72,180,357 cashless warrants. These shares of our Common Stock shall be issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things. However, all of these shares above are entitled to registration rights for which we have agreed to file a registration statement. The Company entered into a Lock-Up Agreement with the shareholder whereby the shareholder will be restricted to sell up to 1,400,000 common shares of the Company per month for a period of twelve months and provided that the Company’s market capitalization is in excess of $100 million twelve months from the date of exercise, the shareholder shall be restricted to sell up to 1,400,000 common shares of the Company per month for a second period of twelve months.

Also in August 2008, we have pending issuance a total of 26,711,668 shares of our Common Stock to one institution and six individuals who exercised 74,472,684 cashless warrants. Of this amount, 11,963,176 shares of our Common Stock are pending issuance to one institution who is controlled by one of our directors and another individual who is an officer and director who exercised 32,352,386 cashless warrants. The 26,711,668 shares of our Common Stock shall be issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

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

Results of Operations

Comparison of Three Months Ended June 30, 2008 and 2007

	For the Three Months Ended
	June 30,
	2008	2007	Variance	Percentage
Revenue	$162,727	$197,403	(34,676)	-17.6%
Cost of Revenue	188,685	232,355	43,670	18.8%
Gross Profit (Loss)	(25,958)	(34,952)	8,994	25.7%
Operating Expenses:
General and Administrative Expenses	1,583,912	2,027,921	(444,009)	21.9%
Other Income (Expense) Net	4,542,993	18,867	4,524,126	23,979%
Net Profit (Loss)	$2,933,123	$(2,044,006)	4,977,129	243.5%

Revenues increased/decreased to $162,727 for the three months ended June 30, 2008 from $197,403 for the three months ended June 30, 2007. The decrease in revenues was due to lower customer volume due to expanded fraud control procedures and stricter customer acceptance methods.

Cost of revenues decreased to $188,685 for the three months ended June 30, 2008 from $232,355 for the three months ended June 30, 2007. The decrease in cost of revenues was due to continuing efforts in negotiating lower carrier rates, combined with lower sales volume.

Gross loss decreased from a loss of $34,952 for the three months ended June 30, 2007 to a loss of $25,958 for the three months ended June 30, 2008.

Total selling, general and administrative expenses for the three months ended June 30, 2008 was $1,583,912 compared to $2,027,921 for the three months ended June 30, 2007. The decrease was due to lower financing costs related to Convertible Bond discount amortization which occurred in 2007.

Net profit for the three months ended June 30, 2008 was $2,933,123 as compared to a net loss of $2,044,006 for the three months ended June 30, 2007. The non-cash compensation related expense for the three months ended June 30, 2008 was $676,152 in total. The increase in net profit is primarily a result of the sale of intellectual property to a third party, combined with lower financing costs. On May 28, 2008, the Company sold a patent related to the VoIP Service Access Module, or VoiceStick® for $6,500,000 in cash and retained the rights to use the technology.

Comparison of Six Months Ended June 30, 2008 and 2007

	For the Six Months Ended
	June 30,
	2008	2007	Variance	Percentage
Revenue	$320,183	$375,790	(55,607)	-14.8%
Cost of Revenue	370,922	455,791	84,869	18.6%
Gross Profit (Loss)	(50,739)	(80,001)	29,262	36.6%
Operating Expenses:
General and Administrative Expenses	2,635,872	4,224,576	1,588,703	37.6%
Other Income (Expense) Net	4,422,341	(21,501)	4,443,842	20,668%
Net Profit (Loss)	$1,735,729	$(4,326,078)	6,061,807	140.1%

Revenues decreased to $320,183 for the six months ended June 30, 2008 from $375,790 for the six months ended June 30, 2007. The decrease in revenues was due to lower customer volume due to expanded fraud control procedures and stricter customer acceptance methods, combined with a new focus toward the launch of the MyGlobalTalkTM service which is anticipated to occur during the third quarter.

Cost of revenues decreased to $370,922 for the six months ended June 30, 2008 from $455,791for the six months ended June 30, 2007. The decrease in cost of revenues was due to continuing efforts in negotiating lower carrier rates, combined with lower sales volume.

Gross loss decreased from $80,001 for the six months ended June 30, 2007 to a loss of $50,739 for the six months ended June 30, 2008.

Total selling, general and administrative expenses for the six months ended June 30, 2008 was $2,635,872 compared to $4,224,576 for the six months ended June 30, 2007. The decrease was due to lower financing costs related to borrowings, and Convertible Bond Discount amortization occurring in 2007.

Net profit for the six months ended June 30, 2008 was $1,735,729 as compared to a net loss for the six months ended June 30, 2007 of $4,326,078. The increase in net profit is primarily a result of the sale of intellectual property to a third party, combined with lower financing costs.

Liquidity and Capital Resources

On June 30, 2008, we had a working capital deficit of approximately $3,300,000 compared to a working capital deficit of approximately $5,200,000 on June 30, 2007. The decrease in working capital deficit was primarily due to increased cash resources from the sale of intellectual property, combined with payoffs of current liabilities. Net cash provided by operating activities was $1,908,813 for the six months ended June 30, 2008 as compared to net cash used in operating activities of $2,581,616 for the six months ended June 30, 2007. The increase in net cash provided by operating activities between the six months ended June 30, 2008 and June 30, 2007 is attributable to the proceeds from the sale of intellectual property.

Net cash used in investing activities was approximately $511,000 for the six months ended June 30, 2008 as compared to net cash used in investing activities of $10,000 for the same period in 2007. The increase in net cash used investing activities is attributable to purchases of network system equipment, software application development, combined with purchases of Canadian licensing and patent rights.

Net cash used in financing activities was approximately $637,000 for the six months ended June 30, 2008 as compared to net cash provided of $1,800,000 for the same period in 2007. The increase in net cash used in financing activities is attributable to the paydowns of promissory note debt.

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

We have no current commitments or obligations for future capital expenditures. A summary of our debt and lease obligations at June 30, 2008 are as follows:

	Obligations payable in
	Less than 1 year	1-3 years	Total
Debt	$2,486,382	$0	$2,486,382

Leases	$41,084	$0	$41,084

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company was named a defendant in a lawsuit regarding a disputed amount due for patent preparation and filings by the same attorney representing the plaintiffs in the above matter. In January 2008, the claims against the Company and related parties in the United States District Appellate Court in San Francisco were “dismissed with prejudice”. In April 2008, the same attorney representing the plaintiffs in the above matter filed an action against the Company in the Superior Court of California, County of Santa Clara, (the “Superior Court”). The plaintiffs alleged that i2Telecom (DE) and certain of its affiliates and representatives deceived the plaintiffs into selling SuperCaller to the Company, among other things. A demurrer has been filed by the Company and sustained by the Superior Court with leave to amend.

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

We had a gain of $2,933,123 for the quarter ended June 30, 2008, a loss of $9,088,752 for the fiscal year ended December 31, 2007, and a loss of $5,800,177 for the fiscal year ended December 31, 2006. We had an accumulated deficit at June 30, 2008 of $35,581,278. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms. The financial statements included elsewhere in this prospectus do not include any adjustments that might result from the outcome of these uncertainties. Furthermore, developing and expanding our business will require significant additional capital and other expenditures. Accordingly, if we are not able to increase our revenue, then we may never achieve or sustain profitability.

We have been able to meet our operating requirements since June 30, 2008 without any interim financing. We will need to receive additional capital to continue our operations.

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

The stock market in general, and the market for technology companies in particular, has recently experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2003 to June 30, 2008, the per share closing price of our Common Stock on the Over-the-Counter Bulletin Board fluctuated from a high of

$3.35 to a low of $.03. We believe that the volatility of the price of our Common Stock does not solely relate to our performance and is broadly consistent with volatility experienced in our industry. Fluctuations may result from, among other reasons, responses to operating results, announcements by competitors, regulatory changes, economic changes, market valuation of technology firms and general market conditions.

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

International sales represented approximately 30% of the Company’s revenues for the quarter ended June 30, 2008. One of our goals is to increase our foreign sales in order to increase our revenues. However, international sales are subject to a number of risks, including changes in foreign government regulations, laws, and communications standards; export license requirements; currency fluctuations, tariffs and taxes; other trade barriers; difficulty in collecting accounts receivable; longer accounts receivable collection cycles; difficulty in managing across disparate geographic areas; difficulties associated with enforcing agreements and collecting receivables through foreign legal systems; expenses associated with localizing products for foreign markets; and political and economic instability, including disruptions of cash flow and normal business operations that may result from terrorist attacks or armed conflict.

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

In April 2008, we issued a total of 500,000 shares of our Common Stock to one institution. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

Also in April 2008, we issued to one institution and three individuals, warrants to purchase an aggregate of 3,400,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of extensions for promissory notes in the aggregate amount of $425,000 made to us. Of this amount, 625,000 warrants were issued to one individual who is one of our directors for which a loan was made to us for $125,000. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by us of a registration statement.

In May 2008, we issued a total of 1,200,000 shares of Common Stock to two institutions in lieu of $120,000 of debt owed by us to a consultant for services perform for us. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

Also in May 2008, we issued a total of 250,000 shares of our Common Stock to one individual. The shares were issued as part of a license repurchase agreement by us. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

Also in May 2008, we issued to nineteen individuals, one institution and one trust warrants to purchase an aggregate of 15,225,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of promissory notes in the aggregate amount of $2,525,000 made to us. Of this amount, 10,750,000 warrants were issued to one individual who is one of our directors and another individual who is an officer and director for which a loan was made to us for $1,000,000 of which half was guaranteed by an officer and director of ours. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by us of a registration statement.

Also in May 2008, we issued to one institution and one individual, warrants to purchase an aggregate of 2,800,000 shares of Common Stock at an exercise price of $0.10 per share, subject to performance milestones with a three-year expiration period. The warrants were issued in connection with the execution of consulting agreements. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things.

In June 2008, we issued a total of 500,000 shares of Common Stock to one institution in lieu of $50,000 of debt owed for the acquisition of two patent licenses by us.. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

Also in June 2008, we issued a total of 533,000 shares of our Common Stock to one institution who exercised 1,000,000 cashless warrants. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

Also in June 2008, we issued to one institution and seven individuals, warrants to purchase an aggregate of 10,320,833 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of extensions for promissory notes in the aggregate amount of $2,400,000 made to us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by us of a registration statement.

Also in June 2008, we issued to four institutions and two individuals, warrants to purchase an aggregate of 8,500,000 shares of Common Stock at an exercise price of $0.10 per share, subject to performance milestones with a three-year expiration period. The warrants were issued in connection with the execution of consulting agreements. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

(a)	None.
(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation, as amended (1)

3.2	Bylaws, as amended (1)

3.3	Certificate of Designations of Rights and Preferences for Series D Preferred Stock (2)

3.4	Amendment to our Articles of Incorporation (3)

3.5	Amendment to our Articles of Incorporation (3)

3.6	Certificate of Designation of Rights and Preferences for Series E Preferred Stock (4)

3.7	Amendment to our Articles of Incorporation dated April 17, 2006 (5)

3.8	Amendment to our Articles of Incorporation (6)

10.1	Form of Non-Negotiable Secured Promissory Note (7)

10.2	Form of Term Loan Agreement (7)

10.3	Form of Warrant (7)

10.4 10.5 10.6

Form of Registration Rights Agreement (7)

Warrant Exercise Consent Agreement dated August 12, 2008, between the Company and Vestal Venture Capital *

Lock-Up Agreement dated August 12, 2008, between the Company and Vestal Venture Capital *

31.1	Rule 13a-14(a)/15d-14(a) Certification by our Chief Executive Officer *

32.1	Rule 13a-14(a)/15d-14(a) Certification by our Principal Financial Officer *

32.1	Section 1350 Certification by our Chief Executive Officer and Principal Financial Officer *

*	Filed herewith

(1)	Filed with our Annual Report on Form 10-KSB for the year ended December 31, 2003.

(2)	Filed with our Current Report on Form 8-K filed August 13, 2004.

(3)	Filed with our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

(4)	Filed with our Current Report on Form 8-K filed November 22, 2005.

(5)	Filed with our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006.

(6)	Filed with our Schedule 14A Definitive Proxy Statement filed on June 22, 2007.

(7)	Filed with our Current Report on Form 8-K filed May 30, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I2 TELECOM INTERNATIONAL, INC.
(Registrant)

Date: August 14, 2008	By:	/s/ Paul R. Arena
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	August 14, 2008	/s/ Paul R. Arena______________________

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	August 14, 2008	/s/ Paul R. Arena______________________

Paul R. Arena

Chief Financial Officer (Principal Financial

and Accounting Officer)

Exhibit 32.1

CERTIFICATION

In connection with the periodic report of i2 Telecom International, Inc. (the “Company”) on Form 10-Q for the quarter ending June 30, 2008 as filed with the Securities and Exchange Commission (the “Report”), I, Paul R. Arena, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1)      The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2)      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date:	August 14, 2008	/s/ Paul R. Arena______________________

Paul R. Arena

Chief Executive and Financial Officer (Principal Executive and Financial and Accounting Officer)