Form 10-Q
period 2008-09-30
I2 TELECOM INTERNATIONAL INC
filed 2008-11-14
CIK 949371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 265,995,909 issued and outstanding as of November 12, 2008.

I2 TELECOM INTERNATIONAL, INC.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED September 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS
	September 30, 2008	December 31, 2007
Current Assets
Cash Restricted Cash Accounts Receivable, net of Allowance for Doubtful Accounts of $72,677 and $69,476 respectively Inventories Prepaid Expenses and Other Current Assets	$ 147,055 2,350 189,592 574,643	$ 194,279 0 0 191,211 73,877
Total Current Assets	913,640	459,367

Property and Equipment, Net	1,026,841	432,823

Other Assets
Intangible Assets Deposits	2,874,731 38,840	3,014,850 38,840
Total Other Assets	2,913,571	3,053,691

Total Assets	$ 4,854,053	$ 3,945,880

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
September 30, 2008		December 31, 2007
Current Liabilities Accounts Payable and Accrued Expenses Deferred Revenue Convertible Bonds Notes Payable-Current	$ 2,147,384 28,277 100,000 2,852,178	$ 2,421,105 23674 100,000 3,984,175
Total Current Liabilities	5,127,839	6,528,955

Shareholders’ Equity (Deficit) Preferred Stock, No Par Value, 5,000,000 Shares Authorized,800 Shares and 800 Shares Issued and Outstanding, respectively	800,000	800,000
Common Stock, No Par Value, 500,000,000 Shares Authorized, 263,145,909 Shares and 163,392,118 Shares Issued and Outstanding, respectively	34,323,110	29,684,187
Restricted Common Stock (related to No Par Value above),	0	0
Additional Paid-In Capital	2,879,824	4,237,801
Accumulated Deficit	(38,276,720)	(37,305,063)
Total Shareholders’ Equity (Deficit)	(273,786)	(2,583,075)

Total Liabilities and Shareholders’ Equity (Deficit)	$4,854,053	$ 3,945,880

i2 TELECOM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007
Revenue	$163,904	$ 242,300	$484,087	$ 618,090

Cost of Revenue	185,427	268,501	556,349	724,292

Gross Profit (Loss)	(21,523)	(26,201)	(72,262)	(106,202)

General and Administrative Expenses	2,546,487	1,459,289	5,182,359	5,683,865

Loss From Operations	(2,568,010)	(1,485,490)	(5,254,622)	(5,790,067)

Other Income (Expense) Interest Income Interest Expense Gain on Forbearance of Debt Gain on Disposal of Assets	0 (121,433) 0 0	0 (1,559,412) 10,000 0	0 (894,902) 2,190 5,193,620	172 (1,736,146) 165,061 0
Total Other Income (Expense)	(121,433)	(1,549,412)	4,300,908	(1,570,913)
Net Income (Loss)	$(2,689,433)	$(3,034,902)	$(953,714)	$(7,360,980)
Dividends on Preferred Stock	(6,000)	(86,325)	(18,000)	(302,855)
Net Income (Loss) Available to Common Shareholders	$(2,695,433)	$(3,121,227)	$(971,714)	$(7,663,835)
Weighted Average Common Shares: Basic	191,139,950	159,526,534	187,338,156	122,388,542
Basic Earnings Per Common Share:	$ (.14)	$ (.02)	$ (.14)	$ (.06)

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007

Net Loss From Operations	$(953,714)	$(7,360,980)
Adjustments to Reconcile Net Income to cash
Depreciation and amortization Amortization of Loan Fees Gain on Forbearance of Debt	489,647 1,001,094 0	270,312 1,947,632 (110,000)
Stock compensation	349,827	757,959
Accounts receivable	2,350	(4,158)
Inventories	1,620	87,480
Prepaid Expenses	(1,419,208)	(60,859)
Other Assets	0	(11,000)
Increase (Decrease) In:
Accounts Payable and Accrued Expenses	(348,527)	(1,052,136)
Deferred Revenue	4,603	(5,442)
Net Cash Used In Operating Activities	(877,007)	(3,436,920)
Cash Flows From Investing Activities
Equipment Purchases Payments for Intangible Assets	(828,445) (115,100)	(18,728) 0
Net Cash Used In Investing Activities	(943,545)	(18,728)
Cash Flows From Financing Activities
Proceeds from Issuance of Convertible Bonds	0	2,375,000
Payments of Convertible Bonds	0	(1,325,000)
Proceeds From Notes Payable	2,459,024	2,885,000
Payment of Notes Payable	(3,591,022)	(1,551,970)
Proceeds from redemption of options Issuance of Common Stock Payment of Financing Costs	352,500 836,760 1,716,066	439,348 0 0
Net Cash Provided By Financing Activities	1,773,328	2,822,378
Increase (Decrease) in Cash	(47,224)	(633,270)
Balance, Beginning of Period	194,279	807,811
Balance, End of Period	$ 147,055	$ 174,541

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Critical Accounting Policies

The policies identified below are considered as critical to the Company’s business operations and the understanding of the Company’s results of operations. The impact of and any associated risks related to these policies on the Company’s business operations is discussed throughout “Management’s Discussion and Analysis or Plan of Operation.” For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Company’s consolidated financial statements for the year ended December 31, 2007, included in the Annual Report. Preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (this “Quarterly Report”) requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. There can be no assurance that actual results will not differ from those estimates.

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”), as amended by SAB No. 101A and SAB No. 101B. SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services rendered; (iii) the fee is fixed and determinable; and (iv) collectability is reasonably assured. Determination of criteria (iii) and (iv) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. The Company has concluded that its revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 101.

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

I.

In accordance with SFAS No. 144, the Company reviews its long-lived assets, including property and equipment, goodwill and other identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The Company had no impairment of assets during the third quarter or the nine months ended September 30, 2008 or the years ended December 31, 2007 and 2006.

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

M.

Earnings (loss) per share - Basic earnings (loss) per share represents income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Options on shares of common stock and certain bonds convertible into common shares were not included in the computing of diluted earnings (loss) per share because their effects were anti-dilutive.

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

Earnings per Share

For the third quarter of 2008 and 2007, net income (loss) per share is based on the weighted average number of shares of Common Stock outstanding. At September 30, 2008 and September 30, 2007, the Company had, on a weighted average, 187,388,156 shares and 163,392,118 shares of Common Stock outstanding, respectively.

At September 30, 2008, the Company had outstanding 263,145,909 shares of Common Stock and options and warrants to purchase 119,182,738 shares of Common Stock. Consequently, on an as-converted, fully-diluted basis, the Company would have 382,328,647 shares of Common Stock outstanding at September 30, 2008.

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

Interim Financial Data

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007, set forth in the Annual Report. The interim financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of i2 Telecom International, Inc. and Subsidiaries as of September 30, 2008 and September 30, 2007, and the results of their operations and cash flows for the nine six months ended September 30, 2008 and 2007. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2008.

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	NOTES PAYABLE

Notes Payable as of September 30, 2008 and December 31, 2007:

	09/30/2008	12/31/2007
a. 10% note payable due to an individual shareholder of the company payable in monthly installments of $4,000, including interest, through December 31, 2008 when all outstanding principal and interest is due. The note is unsecured and guaranteed by an officer of the Company.	152,178	248,047
b. 12% note payable due to a corporation. The principal and all accrued interest were due on December 31, 2007. The note is unsecured and guaranteed by an officer of the Company. In January 2008, the maturity date was extended to December 31, 2008.	100,000	100,000
c. 10% note payable. The note required weekly payments of $3,000, including interest, until paid in full. The note was paid in full on 06/03/2008. The note was unsecured.	0	61,128
d. 8% note payable to an individual. The principal and all accrued interest were due on December 31, 2007. The note is unsecured. In January 2008, the maturity date was extended until December 31, 2008.	25,000	25,000
e. 8% note payable to an individual. The principal and all accrued interest were due on December 31, 2007. The note is unsecured. In January 2008, the maturity date was extended until December 31, 2008	25,000	25,000
f. 12% note payable to an individual. The principal and all accrued interest was due on December 31, 2007. The principal portion of the note was paid on 06/04/2008, leaving $25,444 of interest still due as of 09/30/08. In January 2008, the maturity date was extended until December 31, 2008. The note is unsecured.	0	100,000
g. 12% note payable to an individual. The principal and all accrued interest was due on December 31, 2007. The principal portion of the note was paid on 06/04/2008, leaving $51,644 of interest still due as of 09/30/08. In January 2008, the maturity date was extended until December 31, 2008. The note is unsecured.	0	200,000
h. 12% note payable to a director and an individual. The principal and all accrued interest were due on January 4 2008. The note was paid on March 25, 2008. All accrued interest was paid in full during the quarter ended 06/30/2008.	0	1,000,000
i. 12% note payable to an institutional lender, guaranteed by a director of the company. The principal and all accrued interest are due on November 25, 2008. The note is secured.	1,000,000	0

j. 12% note payable to an institutional investor. The principal and all accrued interest were due on March 25, 2008. The note was paid down by $487,500 on June 4, 2008. The note is unsecured. In September 2008, the maturity date was extended until November 24, 2008.	162,500	650,000
k. 12% note payable to an institutional investor. The principal and all accrued interest were due on May 24, 2008. The note was paid down by $450,000 on June 4, 2008. The note is unsecured. In September 2008, the maturity date was extended until November 24, 2008	150,000	600,000

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	NOTES PAYABLE (CONTINUED)

l. 12% note payable to an institutional investor. The principal and all accrued interest were due on April 7, 2008. The note was paid down by $187,500 on June 4, 2008. The note is unsecured. In October 2008, the maturity date was extended until December 7, 2008.	62,500	250,000
m. 12% note payable to an institutional investor. The principal and all accrued interest were due on July 19, 2008. The note is unsecured. In October 2008, the maturity date was extended until November 22, 2008.	25,000	0
n. 12% note payable. The principal and all accrued interest were due on March 21, 2008. The principal portion of the note was paid down by $150,000 on June 4, 2008. The note is unsecured. In October 2008, the maturity date was extended to November 27, 2008.	50,000	200,000
o. 12% note payable. The principal and all accrued interest were due on May 22, 2008. The principal portion of the note was paid down by $100,000 on June 4, 2008. The note is unsecured. In October 2008, the maturity date was extended to November 22, 2008.	50,000	0
p. 12% note payable. The principal and all accrued interest were due on May 22, 2008. The note is unsecured. The loan was paid down by $100,000 on June 4, 2008. In October 2008, the maturity date was extended until November 22, 2008.	100,000	0
q. 12% note payable. The principal and all accrued interest were due on November 28, 2008. The note is secured.	200,000	0
r. 12% note payable to a director. The principal and all accrued interest were originally due on March 7, 2008. The lender is an entity controlled by director of the Company. The principal portion of the note was paid in full on June 4, 2008, leaving $11,188 in interest due at September 30, 2008.	0	125,000
s. 12% note payable. The principal and all accrued interest were originally due on March 1, 2008. The loan was paid down by $50,000 on June 4, 2008. The note is secured. In October 2008, the maturity date was extended until December 1, 2008.	50,000	100,000
t. 12% note payable. The principal and all accrued interest were originally due on March 2, 2008. The loan was paid down by $50,000 on June 4, 2008. The note is secured. In October 2008, the maturity date was extended until December 1, 2008.	50,000	100,000
u. 12% note payable. The principal and all accrued interest were originally due on Feb. 20, 2008. The loan was paid down by $25,000 on June 4, 2008. The note is secured. In October 2008, the maturity date was extended until November 20, 2008.	25,000	50,000
v. 12% note payable. The principal and all accrued interest were originally due on April 8, 2008. The loan was paid down by $50,000 on June 4, 2008. The note is secured. In October 2008, the maturity date was extended until December 15, 2008.	50,000	0

i2 TELECOM INTERNATIONAL, INC. NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS NOTE 2. NOTES PAYABLE (CONTINUED)
w. 12% note payable. The principal and all accrued interest were originally due on June 24, 2008. The loan was paid down by $25,000 on June 4, 2008. The note is secured. In October 2008, the maturity date was extended until December 15, 2008.	25,000	0
x. 12% note payable. The principal and all accrued interest were originally due on June 30, 2008. The loan was paid down by $25,000 on June 4, 2008. The note is secured. In October 2008, the maturity date was extended until December 1, 2008.	25,000	0

y. 12% note payable. The principal and all accrued interest were November 25, 2008. The note is secured.	50,000	0
z. 12% note payable. The principal and all accrued interest were originally due on February 20, 2008. The note is secured. In October 2008, the maturity date was extended until December 28, 2008.	50,000	50,000
aa. 12% note payable. The principal and all accrued interest were originally due on July 6, 2008. The note is secured. In October 2008, the maturity date was extended until December 7, 2008.	50,000	0
bb.12% note payable. The principal and all accrued interest were originally due on January 7, 2008. The principal portion of the note was paid in full on June 11, 2008, leaving $2,650 in interest due at September 30, 2008.	0	50,000
cc. 12% note payable. The principal and all accrued interest were originally due on March 1, 2008. The loan was paid down by $25,000 on June 4, 2008. The note is secured. In October 2008, the maturity date was extended until December 1, 2008.	25,000	50,000
dd.12% note payable. The principal and all accrued interest were due on May 7, 2008. In October 2008, the maturity date was extended until December 7, 2008. The note is secured.	100,000	0
ee. 12% note payable. The principal and all accrued interest were due on March 1, 2008. The principal portion of the note was paid in full on June 9, 2008, leaving $2,683 in interest due at September 30, 2008.	0	0
ff. 12% note payable. The principal and all accrued interest were originally due on May 14, 2008. In October 2008, the maturity date was extended until December 15, 2008. The note is secured.	100,000	0
gg.12% note payable. The principal and all accrued interest were originally due on July 14, 2008. In October 2008, the maturity date was extended until December 14, 2008. The note is secured	50,000	0
hh.12% note payable. The principal and all accrued interest are due on November 18, 2008. The note is secured	100,000	0

Total Long Term Debt	2,852,178	3,984,175
Less: Current Portion	2,852,178	3,984,175
Long-Term Portion	$ -0-	$ -0-

We have been able to meet our operating requirements since September 30, 2008 without any interim financing. We will need to receive additional capital to continue our operations.

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

During the year ended December 31, 2006, the holders converted $425,000 of the convertible bonds into 14,707,310 shares of common stock. In January 2007, the Company paid off the remaining balance due.

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

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

Convertible bonds remaining at September 30, 2008 and June 30, 2008 consisted of the following:

	September 30, 2008	June 30, 2008
December 2006 6% Convertible Bonds February 2007 6% Convertible Bonds	$ 50,000 50,000	$ 50,000 50,000
	100,000	100,000

NOTE 4.	STOCK OPTIONS AND WARRANTS

	September 30, 2008		December 31, 2007
	Number of Options/ Warrants	Weighted Average Exercise Price	Number of Options/ Warrants	Weighted Average Exercise Price
Outstanding at Beginning of Period	122,448,231	$ .13	81,168,183	$.23
Options Granted Warrants Granted Exercised Forfeited	15,100,000 147,013,500 (158,546,094) (6,123,499)	$ .10 $ .10 $ .09 $ .54	13,468,098 59,797,619 (11,634,951) (20,350,718)	$ .09 $ .10 $.58 $ .19
Outstanding at End of Period	119,782,138	$ .11	122,448,231	$ .13
Options Exercisable at End of Period	107,140,121	$ .12	110,993,317.13
Weighted-average Fair Value of Options Granted During the Period		$ .10		$ .13

As of September 30, 2008, the range of option and warrant exercise prices for outstanding and exercisable options and warrants was $.01 to $1.00 with a weighted average remaining contractual life of 02.31 years.

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

Information with respect to restricted share units as of September 30, 2008 and 2007 is as follows:

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

NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. SUBEQUENT EVENTS

In October 2008, we issued to one institution and one individual, warrants to purchase an aggregate of 5,000,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of promissory notes in the aggregate amount of $1,000,000 made to us. Of this amount, 5,000,000 warrants were issued to one individual who is one of our directors and another individual who is an officer and director for which a loan was made to us for $1,000,000 of which half was guaranteed by an officer and director of ours. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by us of a registration statement.

Also in October 2008, we issued to three individuals, warrants to purchase an aggregate of 625,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of promissory notes in the aggregate amount of $250,000 made to us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by us of a registration statement.

Also in October 2008, we issued a total of 1,250,000 shares of Common Stock to one individual in lieu of $100,000 of debt owed by us to a consultant for services performed for us. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

In November 2008, we had pending issuance a total of 175,000 shares of Common Stock to one individual in lieu of $15,000 of debt owed by us to a consultant for services performed for us. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

Also in November 2008, we had pending issuance to one individual and one institution, warrants to purchase an aggregate of 6,250,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a five-year expiration period to consultants for services performed for us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

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

The Company’s management intends to focus upon the monetization and royalty revenues from our Intellectual property portfolio and related technology for mobile communications applications as the Company’s primary lines of business. In addition, the Company’s management is constantly exploring various strategic alternatives, including partnering with other telecommunication companies, both foreign and domestic, and engaging in acquisitions of strategic competitors and/or telecommunication service providers. There can be no assurances that such efforts will be successful. The Company may finance these new business opportunities through a combination of equity and/or debt. If the Company determines to finance these opportunities by issuing additional equity, then such equity may have rights and preferences superior to the outstanding Common Stock and Preferred Stock, and the issuance of such equity will dilute the ownership percentage of the Company’s existing shareholders. If the Company determines to finance these opportunities by incurring debt, then such debt may not be available to the Company on favorable terms, if at all.

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

C.

Revenues - The Company recognizes revenue from sale of its i2 Telecom “IAD” micro gateway at time of shipment. Revenues from per-minute charges and user fees are recognized as incurred by its customers. Revenues from the monetization or license fees generated by our Intellectual property are recognized upon completion of the earnings cycle..

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

M.

Earnings (loss) per share - Basic earnings (loss) per share represents income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Options on shares of common stock and certain bonds convertible into common shares were not included in the computing of diluted earnings per share because their effects were anti-dilutive.

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

On January 1, 2007, we adopted FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain income tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The adoption of FIN No. 48 on January 1, 2007 has not resulted in a cumulative-effect adjustment or have an effect on our consolidated financial statements.

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

Results of Operations

Comparison of Three Months Ended September 30, 2008 and 2007

	For the Three Months Ended
	September 30,
	2008	2007	Variance	Percentage
Revenue	$163,904	$242,300	(78,396)	-32.4%
Cost of Revenue	185,427	268,501	(83,074)	30.9%
Gross Profit (Loss)	(21,523)	(26,201)	4,678	17.9%
Operating Expenses:
General and Administrative Expenses	2,546,487	1,459,289	1,087,498	74.5%
Other Income (Expense) Net	(121,433)	(1,549,412)	1,427,979	92.2%
Net Profit (Loss)	$(2,689,443)	$(3,034,902)	345,459	11.4%

Revenues decreased to $163,904 for the three months ended September 30, 2008 from $242,300 for the three months ended September 30, 2007. The decrease in revenues was due to lower customer volume due to expanded fraud control procedures and stricter customer acceptance methods.

Cost of revenues decreased to $185,427 for the three months ended September 30, 2008 from $268,501 for the three months ended September 30, 2007. The decrease in cost of revenues was due to continuing efforts in negotiating lower carrier rates, combined with lower sales volume.

Gross loss decreased from a loss of $26,201 for the three months ended September 30, 2007 to a loss of $21,523 for the three months ended September 30, 2008.

Total selling, general and administrative expenses for the three months ended September 30, 2008 was $2,546,487 compared to $1,459,289 for the three months ended September 30, 2007. The increase was due to higher financing costs in Q3 2008, offset by lower Convertible Bond discount amortization occurring in the third quarter of 2007.

Net loss for the three months ended September 30, 2008 was $2,689,443 as compared to a net loss of $3,034,902 for the three months ended September 30, 2007. The non-cash compensation expense for the three months ended September 30, 2008 was $156,381. The decrease in net loss is primarily a result of lower financing costs.

Comparison of Nine Months Ended September 30, 2008 and 2007

	For the Nine Months Ended
	September 30,
	2008	2007	Variance	Percentage
Revenue	$484,087	$618,090	(134,003)	-21.7%
Cost of Revenue	556,349	724,292	167,943	23.2%
Gross Profit (Loss)	(72,262)	(106,202)	33,940	32.0%
Operating Expenses:
General and Administrative Expenses	5,182,359	5,683,865	501,506	8.8%
Other Income (Expense) Net	4,300,908	(1,570,913)	5,871,821	373.8%
Net Profit (Loss)	$(953,713)	$(7,360,980)	6,407,267	87.0%

Revenues decreased to $484,087 for the nine months ended September 30, 2008 from $618,090 for the nine months ended September 30, 2007. The decrease in revenues was due to lower customer volume due to expanded fraud control procedures and stricter customer acceptance methods. Additionally, the decrease in revenue is due to a choice to not heavily market the existing product in anticipation of the launch in the fourth quarter of the improved MyGlobalTalk.

Cost of revenues decreased to $556,349 for the nine months ended September 30, 2008 from $724,292 for the nine months ended September 30, 2007. The decrease in cost of revenues was due to continuing efforts in negotiating lower carrier rates, combined with lower sales volume

Gross loss decreased from $106,202 for the nine months ended September 30, 2007 to a loss of $72,262 for the nine months ended September 30, 2008.

Total selling, general and administrative expenses for the nine months ended September 30, 2008 was $5,182,359 compared to $5,683,865 for the nine months ended September 30, 2007. The decrease was due to lower financing costs related to borrowings, and Convertible Bond Discount amortization occurring in 2007.

Net loss for the nine months ended September 30, 2008 was $953,713 as compared to a net loss for the nine months ended September 30, 2007 of $7,360,980. The decrease in net loss is primarily a result of the sale of intellectual property to a third party, combined with lower financing costs. As a result of the sale of Patent #7,336,654 in the amount of $6,500,000 in cash on May 31, 2008, the Company realized a net contribution of profits in the amount of $5,215,000 net of fees and related expenses related to this transaction.

Liquidity and Capital Resources

On September 30, 2008, we had a working capital deficit of approximately $4,200,000 compared to a working capital deficit of approximately $6,800,000 on September 30, 2007. The decrease in working capital deficit was primarily due to increased cash resources from the sale of intellectual property, combined with payoffs of current liabilities. Net cash used in operating activities was approximately $877,000 for the nine months ended September 30, 2008 as compared to net cash used in operating activities of approximately $3,400,000 for the nine months ended September 30, 2007. The decrease in net cash used by operating activities between the nine months ended September 30, 2008 and September 30, 2007 is attributable to the proceeds from the sale of intellectual property.

Net cash used in investing activities was approximately $944,000 for the nine months ended September 30, 2008 as compared to net cash used in investing activities of $19,000 for the same period in 2007. The increase in net cash used investing activities is attributable to purchases of network system equipment, software application development, combined with purchases of Canadian licensing and patent rights.

Net cash provided by financing activities was approximately $1,773,000 for the nine months ended September 30, 2008 as compared to net cash provided of $2,800,000 for the same period in 2007. The decrease in net cash provided by financing activities is attributable to the pay downs of promissory note debt.

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

We have no current commitments or obligations for future capital expenditures. A summary of our debt and lease obligations at September 30, 2008 are as follows:

	Obligations payable in
	Less than 1 year	1-3 years	Total
Debt	$2,852,178	$0	$2,852,178

Leases	$20,990	$0	$20,990

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

<B>ITEM 4.	CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company was named a defendant in a lawsuit regarding a disputed amount due for patent preparation and filings by the same attorney representing the plaintiffs in the above matter. In January 2008, the claims against the Company and related parties in the United States District Appellate Court in San Francisco were “dismissed with prejudice”. In April 2008, the same attorney representing the plaintiffs in the above matter filed an action against the Company in the Superior Court of California, County of Santa Clara (the Superior Court”). The plaintiffs alleged that i2Telecom (DE) and certain of its affiliates and representatives deceived the plaintiffs into selling SuperCaller to the Company, among other things. A demurrer has been filed by the Company and sustained by the Superior Court with leave to amend. The Company will continue to vigorously defend these claims and believes this litigation to be unsubstantiated and without merit.

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

Current economic conditions may adversely affect our industry, business and results of operations.

The United States economy is currently undergoing a period of slowdown and very high volatility and the future economic environment may continue to be less favorable than that of recent years. A substantial portion of our revenues comes from residential and small business customers whose spending patterns may be affected by prevailing economic conditions. While we believe that the weakening economy had a modest effect on our net subscriber additions during recent months, if these economic conditions continue to deteriorate, the growth of our business and results of operations may be affected. Reduced consumer spending may drive us and our competitors to offer certain services at promotional prices, which could have a negative impact on our operating results.

We have a history of losses and negative cash flows from operations and we may not be profitable in the future.

Although we had a significant revenue generating event in the second quarter of 2008, we had a loss of $971,714 for the first nine months of 2008 and a loss of $9,088,752 for the entire fiscal year of 2007. We had a gain of $2,933,123 for the quarter ended June 30, 2008, a loss of $9,088,752 for the fiscal year ended December 31, 2007, and a loss of $5,800,177 for the fiscal year ended December 31, 2006. We had an accumulated deficit at June 30, 2008 of $35,581,278. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms. The financial statements included elsewhere in this prospectus do not include any adjustments that might result from the outcome of these uncertainties. Furthermore, developing and expanding our business will require significant additional capital and other expenditures. Accordingly, if we are not able to increase our revenue, then we may never achieve or sustain profitability. Recent economic events cast a doubt of uncertainty as to the possible decline of consumer spending in the future.

We have been able to meet our operating requirements since September 30, 2008 without any interim financing. We will need to receive additional capital to continue our operations. The recent credit crisis may cause a prolonged strain on the capital markets which would create even a greater difficulty in obtaining proper financing into the Company.

Financing may not be available to us on commercially reasonable terms, if at all. There is no assurance that we will be successful in raising additional capital or that the proceeds of any future financings will be sufficient to meet our future capital needs. It is not likely that we will be able to continue our business without additional financing. Currently, we have no commitments for additional financing. The recent credit crisis may cause a prolonged strain on the capital markets which would create even a greater difficulty in obtaining proper financing into the Company.

The price of our Common Stock has been volatile in the past and may continue to be volatile.

The stock market in general, and the market for technology companies in particular, has been experiencing recent extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2003 to September 30, 2008, the per share closing price of our Common Stock on the Over-the-Counter Bulletin Board fluctuated from a high of $3.35 to a low of $.03. We believe that the volatility of the price of our Common Stock does not solely relate to our performance and is broadly consistent with volatility experienced in our industry. Fluctuations may result from, among other reasons, responses to operating results, announcements by competitors, regulatory changes, economic changes, market valuation of technology firms and general market conditions.

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

The Company’s business strategy calls for the Company to grow and expand its business both internally and otherwise. Significant funds will be required to implement this strategy, funding for additional personnel, capital expenditures and other expenses, as well as for working capital purposes. Financing may not be available to the Company on favorable terms or at all. If adequate funds are not available on acceptable terms, then the Company may not be able to meet its business objectives for expansion. This, in turn, could harm the Company’s business, results of operations and financial condition. In addition, if the Company raises additional funds through the issuance of equity or convertible debt securities, then the percentage ownership of the Company’s shareholders will be reduced, and any new securities could have rights, preferences and privileges senior to those of the Common Stock. Furthermore, if the Company raises capital or acquires businesses by incurring indebtedness, then the Company will become subject to the risks associated with indebtedness, including interest rate fluctuations and any financial or other covenants that the Company’s lender may require. Furthermore, the recent credit crisis may cause a prolonged strain on the capital markets which would create even a greater difficulty in obtaining proper financing into the Company.

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

We sell a service that allows our customers to make land-line or mobile telephone calls over the Internet. Intellectual property infringement claims brought against us, even without merit, could require us to enter into costly licenses or deprive us of the technology we need.

The service we sell allows our users to make land-line or mobile telephone calls over the Internet. Third parties may claim that the technology we develop or license infringes their proprietary rights. Any claims against us may affect our business, results of operations and financial conditions. Any infringement claims, even those without merit, could require that we pay damages or settlement amounts or could require us to develop non-infringing technology or enter into costly royalty or licensing agreements to avoid service implementation delays. Any litigation or potential litigation could result in product delays, increased costs or both. In addition, the cost of litigation and the resulting distraction of our management resources could have a material adverse effect on our results of operations and financial condition. If successful, a claim of product infringement could completely deprive us of the technology we need.

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

We have pending several patent applications related to embedded software technology and methods of use. There can be no assurance that these patents will be issued. On February 28, 2008, the Company was awarded Patent #7,336,654 and on September 24, 2008 a Notice of Allowance for Patent Application #11/078,059 “Dynamically Adapting The Transmission Rate of Packets in Real-Time VoIP Communications to the Available Bandwidth” from the United States Patent Trademark Office. Even if the balance of patents pending are issued, the limited legal protection afforded by patent, trademark, trade secret and copyright laws may not be sufficient to protect our proprietary rights to the intellectual property covered by these patents.

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

Sales to customers based outside the United States have recently accounted for a significant portion of the Company’s operating revenues, which exposes the Company to risks inherent in international operations.

International sales represented approximately 30% of the Company’s recurring revenues for the quarter ended September 30, 2008. One of our goals is to increase our foreign sales in order to increase our revenues. However, international sales are subject to a number of risks, including changes in foreign government regulations, laws, and communications standards; export license requirements; currency fluctuations, tariffs and taxes; other trade barriers; difficulty in collecting accounts receivable; longer accounts receivable collection cycles; difficulty in managing across disparate geographic areas;

difficulties associated with enforcing agreements and collecting receivables through foreign legal systems; expenses associated with localizing products for foreign markets; and political and economic instability, including disruptions of cash flow and normal business operations that may result from terrorist attacks or armed conflict.

If the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, as it has in the last few months then the resulting effective price increase of our products to these foreign customers could result in decreased sales. In addition, to the extent that general economic downturns impact our customers, the ability of these customers to purchase our products could be adversely affected. Payment cycles for international customers are typically longer than those for customers in the United States.

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

We are not currently subject to direct federal, state, or local regulation, and laws or regulations applicable to access to or commerce on the Internet, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet and other VoIP services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other VoIP services covering issues such as user privacy, “indecent” materials, freedom of expression, pricing content and quality of products and services, taxation, advertising, intellectual property rights and information security. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use, which in turn could decrease the demand for our products and services or increase the cost of doing business or in some other manner have a material adverse effect on our business, results of operations, and financial condition. Although it is too early to gauge the impact of the most recent election, the change in administration could ultimately impact existing laws and regulations relating to our business sector.

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

On June 3, 2005 the Federal Communications Commission (“FCC”) issued the VoIP 911 Order adopting rules that require interconnected VoIP providers to provide their new and existing subscribers with 911 service no later than November 28, 2005. On November 5, 2005, the FCC issued a public notice stating that VoIP providers who failed to comply with the VoIP 911 Order by November 28, 2005 would not be required to discontinue the provision of interconnected VoIP service to any existing customers, but would be required to discontinue marketing VoIP service and accepting new customers for VoIP service in all areas where the providers are not transmitting 911 calls to the appropriate PSAP (public safety answering point) in full compliance with the FCC’s rules. Because we have not fully complied with the VoIP 911 Order, we are subject to this restriction. We cannot be certain that we will be able to fully comply with this VoIP 911 Order. Because it would prevent us from marketing and accepting new customers in certain areas, our inability to comply with the VoIP 911 Order may have an adverse effect on our business and results of operations. Although it is too early to gauge the impact of the most recent election, the change in administration could ultimately impact existing FCC laws and regulations relating to our business sector.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2008, we issued to two institutions and five individuals, warrants to purchase an aggregate of 8,572,500 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of promissory notes in the aggregate amount of $1,750,000 made to us. Of this amount, 5,000,000 warrants were issued to one individual who is one of our directors and another individual who is an officer and director for which a loan was made to us for $1,000,000 of which half was guaranteed by an officer and director of ours. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by us of a registration statement.

Also in July 2008, we issued a total of 127,491 shares of Common Stock to one individual in lieu of $12,479 of debt owed by us to a consultant for services performed for us. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

In August 2008, we issued to six individuals and three institutions, warrants to purchase an aggregate of 19,500,000 shares of Common Stock at an exercise prices ranging from of $0.08 to $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of modifications to promissory notes in the aggregate amount of $1,850,000 made to us. Of this amount, 10,000,000 warrants were issued to one individual who is one of our directors and another individual who is an officer and director for which a loan was made to us for $1,000,000 of which half was guaranteed by an officer and director of ours. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by us of a registration statement.

Also in August 2008, we issued to one individual and one institution, warrants to purchase an aggregate of 1,800,000 shares of Common Stock at an exercise price of $0.12 per share, which vest according to performance. The warrants were issued in connection with consulting services performed for us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by us of a registration statement.

Also in August 2008, we issued a total of 56,457,026 shares of our Common Stock in exchange for the exercise of 146,653,041 warrants to six individuals and two institutions, one institution of which is an affiliate of the Company who exercised 72,180,357 cashless warrants in exchange for 29,755,357 shares of Common Stock. Of the total amount of shares issued, 11,953,177 shares of Common Stock were issued in exchange for 32,652,386 cashless warrants from one individual who is one of our directors and another individual who is an officer and director of ours. These shares of our Common Stock shall be issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things. However, all of these shares above are entitled to registration rights for which we have agreed to file a registration statement. The Company entered into a Lock-Up Agreement with the shareholder whereby the shareholder will be restricted to sell up to 1,400,000 common shares of the Company per month for a period of twelve months and provided that the Company’s market capitalization is in excess of $100 million twelve months from the date of exercise, the shareholder shall be restricted to sell up to 1,400,000 common shares of the Company per month for a second period of twelve months.

Also in August 2008, we issued a total of 499,023 shares of Common Stock to one individual in lieu of $34,139 of debt owed by us to a consultant for services performed for us. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

In September 2008, we issued to ten individuals, warrants to purchase an aggregate of 3,850,000 shares of Common Stock at an exercise prices ranging from of $0.08 to $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of modifications to promissory notes in the aggregate amount of $800,000 made to us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by us of a registration statement.

Also in September 2008, we issued to two individuals, warrants to purchase an aggregate of 1,100,000 shares of Common Stock at an exercise price of $0.10 per share, which vest according to performance. The warrants were issued in connection with consulting services performed for us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by us of a registration statement.

Also in September 2008, we issued a total of 400,000 shares of Common Stock to one individual in lieu of $30,000 of debt owed by us to a consultant for services performed for us. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

Also in September 2008, the Company issued an aggregate of 4,000,000 shares of Common Stock to the holder of Series E Convertible Preferred Stock in exchange for the conversion of 800 shares of Series E Convertible Preferred stock. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. The Company based such reliance upon factual representations by the recipients of the common shares to the Company regarding their investment interest and sophistication, among other things.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation, as amended (1)

3.2	Bylaws, as amended (1)

3.3	Certificate of Designations of Rights and Preferences for Series D Preferred Stock (2)

3.4	Amendment to our Articles of Incorporation (3)

3.5	Amendment to our Articles of Incorporation (3)

3.6	Certificate of Designation of Rights and Preferences for Series E Preferred Stock (4)

3.7	Amendment to our Articles of Incorporation dated April 17, 2006 (5)

3.8	Amendment to our Articles of Incorporation (6)

10.1	Form of Non-Negotiable Secured Promissory Note (7)

10.2	Form of Term Loan Agreement (7)

10.3	Form of Warrant (7)

10.4 10.5	Form of Registration Rights Agreement (7) Lock-Up Agreement dated August 12, 2008, between the Company and Vestal Venture Capital *

31.1	Rule 13a-14(a)/15d-14(a) Certification by our Chief Executive Officer *

32.1	Rule 13a-14(a)/15d-14(a) Certification by our Principal Financial Officer *

32.1	Section 1350 Certification by our Chief Executive Officer and Principal Financial Officer *

*	Filed herewith

(1)	Filed with our Annual Report on Form 10-KSB for the year ended December 31, 2003.

(2)	Filed with our Current Report on Form 8-K filed August 13, 2004.

(3)	Filed with our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

(4)	Filed with our Current Report on Form 8-K filed November 22, 2005.

(5)	Filed with our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006.

(6)	Filed with our Schedule 14A Definitive Proxy Statement filed on June 22, 2007.

(7)	Filed with our Current Report on Form 8-K filed October 3, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

i2 TELECOM INTERNATIONAL, INC.
(Registrant)

Date: November 14, 2008	By:	/s/ Paul R. Arena
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	November 14, 2008	/s/ Paul R. Arena______________________

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	November 14, 2008	/s/ Paul R. Arena______________________

Paul R. Arena

Chief Financial Officer (Principal Financial

and Accounting Officer)

Exhibit 32.1

CERTIFICATION

In connection with the periodic report of i2 Telecom International, Inc. (the “Company”) on Form 10-Q for the quarter ending September 30, 2008 as filed with the Securities and Exchange Commission (the “Report”), I, Paul R. Arena, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1)      The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2)      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date:	November 14, 2008	/s/ Paul R. Arena______________________

Paul R. Arena

Chief Executive and Financial Officer (Principal Executive and Financial and Accounting Officer)