Form 10-Q/A
period 2008-09-30
I2 TELECOM INTERNATIONAL INC
filed 2008-11-17
CIK 949371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 265,995,909 issued and outstanding as of November 17, 2008.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, which the Registrant previously filed with the Securities and Exchange Commission on November 14, 2008. The Registrant is filing this amendment for the following purposes: (i) amend the descriptions of the Notes Payable in footnote 2 to our financial statements, (ii) add an exhibit to the Exhibit List, and (iii) attach Exhibits 10.5 and 10.6.

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

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	NOTES PAYABLE

Notes Payable as of September 30, 2008 and December 31, 2007:

	09/30/2008	12/31/2007
a. 10% note payable due to an individual shareholder of the company payable in monthly installments of $4,000, including interest, through December 31, 2008 when all outstanding principal and interest is due. The note is unsecured and guaranteed by an officer of the Company.	152,178	248,047
b. 12% note payable due to a corporation. The principal and all accrued interest were due on December 31, 2007. The note is unsecured and guaranteed by an officer of the Company. In January 2008, the maturity date was extended to December 31, 2008.	100,000	100,000
c. 10% note payable. The note required weekly payments of $3,000, including interest, until paid in full. The note was paid in full on 06/03/2008. The note was unsecured.	0	61,128
d. 8% note payable to an individual. The principal and all accrued interest were due on December 31, 2007. The note is unsecured. In January 2008, the maturity date was extended until December 31, 2008.	25,000	25,000
e. 8% note payable to an individual. The principal and all accrued interest were due on December 31, 2007. The note is unsecured. In January 2008, the maturity date was extended until December 31, 2008	25,000	25,000
f. 12% note payable to an individual. The principal and all accrued interest was due on December 31, 2007. The principal portion of the note was paid on 06/04/2008, leaving $25,444 of interest still due as of 09/30/08. In January 2008, the maturity date was extended until December 31, 2008. The note is unsecured.	0	100,000
g. 12% note payable to an individual. The principal and all accrued interest was due on December 31, 2007. The principal portion of the note was paid on 06/04/2008, leaving $51,644 of interest still due as of 09/30/08. In January 2008, the maturity date was extended until December 31, 2008. The note is unsecured.	0	200,000
h. 12% note payable to a director and an individual. The principal and all accrued interest were due on January 4 2008. The note was paid on March 25, 2008. All accrued interest was paid in full during the quarter ended 06/30/2008.	0	1,000,000
i. 12% note payable to an institutional lender, guaranteed by a director of the company. The principal and all accrued interest are due on November 25, 2008. The note is secured.	1,000,000	0

j. 12% note payable to an institutional investor. The principal and all accrued interest were due on March 25, 2008. The note was paid down by $487,500 on June 4, 2008. The note is secured. In September 2008, the maturity date was extended until November 24, 2008.	162,500	650,000
k. 12% note payable to an institutional investor. The principal and all accrued interest were due on May 24, 2008. The note was paid down by $450,000 on June 4, 2008. The note is secured. In September 2008, the maturity date was extended until November 24, 2008	150,000	600,000

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	NOTES PAYABLE (CONTINUED)

l. 12% note payable to an institutional investor. The principal and all accrued interest were due on April 7, 2008. The note was paid down by $187,500 on June 4, 2008. The note is secured. In October 2008, the maturity date was extended until December 7, 2008.	62,500	250,000
m. 12% note payable to an institutional investor. The principal and all accrued interest were due on July 19, 2008. The note is secured. In October 2008, the maturity date was extended until November 22, 2008.	25,000	0
n. 12% note payable. The principal and all accrued interest were due on March 21, 2008. The principal portion of the note was paid down by $150,000 on June 4, 2008. The note is secured. In October 2008, the maturity date was extended to November 27, 2008.	50,000	200,000
o. 12% note payable. The principal and all accrued interest were due on May 22, 2008. The principal portion of the note was paid down by $100,000 on June 4, 2008. The note is secured. In October 2008, the maturity date was extended to November 22, 2008.	50,000	0
p. 12% note payable. The principal and all accrued interest were due on May 22, 2008. The note is secured. The loan was paid down by $100,000 on June 4, 2008. In October 2008, the maturity date was extended until November 22, 2008.	100,000	0
q. 12% note payable. The principal and all accrued interest were due on November 28, 2008. The note is secured.	200,000	0
r. 12% note payable to a director. The principal and all accrued interest were originally due on March 7, 2008. The lender is an entity controlled by director of the Company. The principal portion of the note was paid in full on June 4, 2008, leaving $11,188 in interest due at September 30, 2008.	0	125,000
s. 12% note payable. The principal and all accrued interest were originally due on March 1, 2008. The loan was paid down by $50,000 on June 4, 2008. The note is secured. In October 2008, the maturity date was extended until December 1, 2008.	50,000	100,000
t. 12% note payable. The principal and all accrued interest were originally due on March 2, 2008. The loan was paid down by $50,000 on June 4, 2008. The note is secured. In October 2008, the maturity date was extended until December 1, 2008.	50,000	100,000
u. 12% note payable. The principal and all accrued interest were originally due on Feb. 20, 2008. The loan was paid down by $25,000 on June 4, 2008. The note is secured. In October 2008, the maturity date was extended until November 20, 2008.	25,000	50,000
v. 12% note payable. The principal and all accrued interest were originally due on April 8, 2008. The loan was paid down by $50,000 on June 4, 2008. The note is secured. In October 2008, the maturity date was extended until December 15, 2008.	50,000	0

i2 TELECOM INTERNATIONAL, INC. NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS NOTE 2. NOTES PAYABLE (CONTINUED)
w. 12% note payable. The principal and all accrued interest were originally due on June 24, 2008. The loan was paid down by $25,000 on June 4, 2008. The note is secured. In October 2008, the maturity date was extended until December 15, 2008.	25,000	0
x. 12% note payable. The principal and all accrued interest were originally due on June 30, 2008. The loan was paid down by $25,000 on June 4, 2008. The note is secured. In October 2008, the maturity date was extended until December 1, 2008.	25,000	0

y. 12% note payable. The principal and all accrued interest were November 25, 2008. The note is secured.	50,000	0
z. 12% note payable. The principal and all accrued interest were originally due on February 20, 2008. The note is secured. In October 2008, the maturity date was extended until December 28, 2008.	50,000	50,000
aa. 12% note payable. The principal and all accrued interest were originally due on July 6, 2008. The note is secured. In October 2008, the maturity date was extended until December 7, 2008.	50,000	0
bb.12% note payable. The principal and all accrued interest were originally due on January 7, 2008. The principal portion of the note was paid in full on June 11, 2008, leaving $2,650 in interest due at September 30, 2008.	0	50,000
cc. 12% note payable. The principal and all accrued interest were originally due on March 1, 2008. The loan was paid down by $25,000 on June 4, 2008. The note is secured. In October 2008, the maturity date was extended until December 1, 2008.	25,000	50,000
dd.12% note payable. The principal and all accrued interest were due on May 7, 2008. In October 2008, the maturity date was extended until December 7, 2008. The note is secured.	100,000	0
ee. 12% note payable. The principal and all accrued interest were due on March 1, 2008. The principal portion of the note was paid in full on June 9, 2008, leaving $2,683 in interest due at September 30, 2008.	0	0
ff. 12% note payable. The principal and all accrued interest were originally due on May 14, 2008. In October 2008, the maturity date was extended until December 15, 2008. The note is secured.	100,000	0
gg.12% note payable. The principal and all accrued interest were originally due on July 14, 2008. In October 2008, the maturity date was extended until December 14, 2008. The note is secured	50,000	0
hh.12% note payable. The principal and all accrued interest are due on November 18, 2008. The note is secured.	100,000	0

Total Long Term Debt	2,852,178	3,984,175
Less: Current Portion	2,852,178	3,984,175
Long-Term Portion	$ -0-	$ -0-

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

i2 TELECOM INTERNATIONAL, INC.
(Registrant)

Date: November 17, 2008	By:	/s/ Paul R. Arena
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	November 17, 2008	/s/ Paul R. Arena______________________

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	November 17, 2008	/s/ Paul R. Arena______________________

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

Date:	November 17, 2008	/s/ Paul R. Arena______________________

Paul R. Arena

Chief Executive and Financial Officer (Principal Executive and Financial and Accounting Officer)