Form 10-K
period 2008-12-31
I2 TELECOM INTERNATIONAL INC
filed 2009-04-02
CIK 949371

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

i2 TELECOM INTERNATIONAL, INC.

Filing Type:	10-K
Description:	Annual Report
Filing Date:	April 1, 2009
Period End:	December 31, 2008

Primary Exchange:	Over the Counter Includes OTC and OTCBB
Ticker:	ITUI

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

x	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

x	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to_______

Commission file number: 0-27704

i2 TELECOM INTERNATIONAL, INC.

(Name of Registrant in its Charter)

Washington	91-1426372
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

5070 Old Ellis Pointe, Suite 110 Roswell, GA	30076
(Address of Principal Executive Offices)	(Zip Code)

(404) 567-4750

(Issuers Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes  ☒ No

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer, and smaller reporting company in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company x

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter: $22,207,848.90 as of June 30, 2008 based on 148,052,326 shares held by non-affiliates and a closing price of $0.15.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes  ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrants classes of common stock, as of the last practicable date: As of March 30, 2009, 286,314,426 shares of the issuers common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

TABLE OF CONTENTS
Page No.

PART I
5
Item 1. Business
10
Item 1A. Risk Factors

Item 2. Properties	16

Item 3. Legal Proceedings	16

Item 4. Submission of Matters to a Vote of Security Holders	17

PART II

Item 5. Market for the Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18

Item 6. Selected Financial Data	24

Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations	24

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	28

Item 8. Financial Statements and Supplementary Data	28

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	28

Item 9A. Controls and Procedures	28

Item 9B. Other Information	29

PART III

Item 10. Directors, Executive Officers and Corporate Governance	30

Item 11. Executive Compensation	34

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	36

Item 13. Certain Relationships and Related Transactions, and Director Independence	38

Item 14. Principal Accounting Fees and Services	40

PART IV

Item 15. Exhibits, Financial Statement Schedules	40

SIGNATURES	42

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

PART I

Item 1. Description of the Business

General

We were incorporated under the laws of the State of Washington on October 17, 1988. Our offices are located at 5070 Old Ellis Pointe, Suite 110, Roswell, Georgia 30076, and our telephone number at that address is (404) 567-4750. We maintain websites at www.i2telecom.com, www.voicestick.com and www.myglobaltalk.com.

Business of the Company

The Company, through its subsidiary, i2 Telecom International, Inc., a Delaware corporation, (i2Telecom (DE)), provides low-cost telecommunications access to our subscribers by employing next-generation VoIP technology. This access is provided through our VoiceStick, MyGlobalTalk and micro gateway adapters. By downloading our VoiceStick software or using the VoiceStick USB drive, our subscribers are able to use their computers as telephones. MyGlobalTalk allows users to take advantage of the benefits of Internet telephony to make international and long distance cellular calls independent of wireless carrier, smartphone handset make, or voice/data plan for as low as two cents per minute anywhere in the world. Non-smartphone users can enjoy the same benefits by using the MyGlobalTalk Bridge also available online at www.myglobaltalk.com.

Our products allow our subscribers to call anywhere in the world at rates that are usually far below long distance telephone rates. Our operations are based in Roswell, Georgia.

Our technology offers the end user the following benefits:

near carrier grade quality of service;
low cost long distance calling worldwide;

broadband telephony access via your laptop with our VoiceStick;

broadband telephony technology in our micro gateway adapters;

plug and play technology using traditional phones without professional installation;

     unlimited global calling among VoiceStick, MyGlobalTalk and micro gateway users with a minimal monthly subscription; and

     local and long distance calling via cellular phones utilizing Companys proprietary technology.

The Companys management is focused solely upon VoIP as the Companys primary line of business. In addition, the Companys management is constantly exploring various strategic alternatives, including partnering with other telecommunication companies, both foreign and domestic, and engaging in acquisitions of strategic competitors and/or telecommunication service providers. There can be no assurances that such efforts will be successful. The Company may finance these new business opportunities through a combination of equity and/or debt. If the Company determines to finance these opportunities by issuing additional equity, then such equity may have rights and preferences superior to the outstanding Common Stock, and the issuance of such equity will dilute the ownership percentage of the Companys existing shareholders. If the Company determines to finance these opportunities by incurring debt, then such debt may not be available to the Company on favorable terms, if at all.

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

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

increasing consumer demand for lower cost phone service;

improved quality and reliability of VoIP calls fueled by technological advances, increased network development and greater bandwidth capacity;

continuing domestic and international deregulation, opening new market opportunities for VoIP services;

new product innovations that allow VoIP providers to offer services not currently offered by traditional phone service companies; and

growing demand for long distance communication services driven by the increased mobility of the global workforce.

As a result of these developments, consumers, enterprises and telecommunications providers are continuing to embrace offerings from VoIP providers. Consumers, particularly in emerging markets, are increasingly using VoIP-enabled services, such as calling cards and Internet Protocol (IP) telephones, to realize significant cost savings on long distance calls. Enterprises are significantly reducing telephony expenses by using VoIP to link users within offices and around the world. VoIP enables telecommunications providers to reduce their network costs and to deliver new products and services that cannot be supported by traditional networks.

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

We do not represent a significant competitive presence in our industry.

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

Products and Services

We are a low cost long distance voice service provider with proprietary products such as the VoiceStick, MyGlobalTalk, micro gateways and other non-proprietary related devices. We use highly optimized micro controllers and mixed signal integrated circuits resulting in a very inexpensive and efficient communications platform that is secure and device agnostic. We believe that our technology delivers sound quality comparable to a conventional phone call.

The VoiceStick USB drive is a plug and play, portable key chain-sized device that inserts directly into the USB port of almost any desktop or notebook computer (including personal data assistants, commonly known as PDAs). The VoiceStick instantly allows the user to make domestic and international long distance calls via the Internet with the use of a headphone (included with the purchase of the VoiceStick) and a phone number. Once the VoiceStick is installed in the USB port, a dial pad display enables the user to call any telephone in the world directly from the computer, using VoIP technology, at a fraction of normal long-distance rates.

The VoiceStick enables users to:

make unlimited calls to other subscribers anywhere in the world using the customers laptop and a broadband connection;

make long distance calls to people who use a standard telephone line using our least cost routing network that will provide competitive low cost long distance rates; and

receive their own direct-dial telephone number.

MyGlobalTalk, i2Telecoms internally developed patent pending technology, is a new and advanced mobile VoIP application that targets the wireless handset market. MyGlobalTalk places Internet telephony in the hands of every cellular phone user, independent of wireless carrier technology, handset manufacturer, or the type of wireless carrier voice/data plan involved. The objective is to enable mobile users to access low-cost Internet telephony communications in a completely untethered manner via their MyGlobalTalk enabled cellular phones. Once MyGlobalTalk software is installed on cellular handsets, users are able to call any telephone in the world directly from their cellular phones, using VoIP technology, at a fraction of normal long-distance rates. In addition, MyGlobalTalk is fully functional without local access to the Internet or proximity to an Internet hotspot. Users also need not wait for the availability of dual-mode WiFi phones because MyGlobalTalk provides the benefits of a dual-mode phone at a fraction of the cost using the customers existing mobile handset.

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

Our portable micro gateway enables users to:

make unlimited calls to other subscribers anywhere in the world using the customers existing phone (no new or special IP phone required), at no cost other than the initial cost of the micro gateway and the monthly subscription fee;

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

make local long distance calls to people who use a standard telephone line using our least cost routing network that will provide competitive low cost long distance rates; and

receive their own direct inward dial (DID) phone number.

We plan to introduce other enhanced services and products through our ongoing investment in research and development. In 2006, we enhanced cellular connectivity to the VoIP network through modifications to our micro gateway and the VoiceStick service. In 2007, we created MyGlobalTalk, an easy to use software which installs on cellular handsets. Users are able to call any telephone in the world directly from their cellular phones, using IP technology, at a fraction of normal long-distance rates. In 2008, we completed the installation of our scalable state of the art switching, billing and web services systems. We are working to integrate IM chat, video, Internet television, mobile banking, unified messaging and other applications from a unified communications platform, although we cannot guarantee that we will be successful in these endeavors. These applications would offer the user complete mobility within the home or office.

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

we intend to utilize multi-tiered indirect distribution channels in international markets;

we intend to introduce new products and services that drive ease-of use and mass adoption; and

we intend to outsource all elements of our production and service delivery.

Sales and Marketing

Our websites, www.voicestick.com and www.myblobaltalk.com, are the cornerstones for domestic and international information retrieval, the service plans and call rates for specific countries and frequently asked questions. It also functions as a full e-commerce site through its ability to support provisioning, account set up, the addition of pre-paid minutes to accounts, account status and account inquiry.

We have implemented a variety of methods in order to drive traffic to our websites. Banner advertisements on key portals, websites and search engines are expected to provide us with a web presence. We intend to develop partnerships with enterprise customers leveraging their brand awareness and distribution into various sales channels and demographic segments.

The primary target markets for our VoiceStick and MyGlobalTalk technology are consumers and small and medium size businesses that wish to make long distance calls at prices that are extremely competitive. We are also targeting international markets, with an emphasis on Asia Pacific, Central and South America and Europe. We believe these markets have the highest cost of long distance service and thus provide the greatest opportunity for us to offer significant cost savings to end users.

Since the United States is the most price competitive market, we are targeting the domestic market through retail channels, agents and selected OEMs.

Customer Service

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

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

Intellectual Property

We were awarded our first patent in February of 2008, and our second patent in December 2008. We have patents pending including technology for a Telephony Protocol Engine, (TPE), which includes, but is not limited to, technology involving Audio Compression Enhancement (ACE) and various methods of originating VoIP communications. Additionally, we have 16 patents pending, including over 100 claims, one registered copyright and four registered trademarks all of which we believe will provide substantial future value, both in the area of cellular bridging and for the VoiceStick, the first portable VoIP phone. In addition, we have non-exclusive worldwide licenses on two patents related to secure funds money transferring. We believe that our intellectual property offers substantial commercial revenue potential as well as additional revenue potential through royalties and licenses.

Government Regulation

On November 5, 2005, the Federal Communications Commission (FCC) Enforcement Bureau issued further revisions to E-911 compliance requirements for interconnected VoIP service providers. VoIP providers were not forced to cut off subscribers who did not receive E911 services by November 28, 2005. However, VoIP companies were expected to stop marketing their service and accepting new customers in service areas that are not equipped to provide E-911 call routing, even if subscribers would be able to get basic 911 service. The FCC document states Although we do not require providers that have not achieved full 911 compliance by November 28, 2005, to discontinue the provision of interconnected VoIP service to any existing customers, we do expect that such providers will discontinue marketing VoIP service, and accepting new customers for their service, in all areas where they are not transmitting 911 calls to the appropriate PSAP in full compliance with the Commission's rules. Currently, we have only partially complied with FCCs order for E-911 compliance.

We are not otherwise subject to direct federal, state, or local regulation, and laws or regulations applicable to access to or commerce on the Internet, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet and other VoIP services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other VoIP services covering issues such as user privacy, indecent materials, freedom of expression, pricing content and quality of products and services, taxation, advertising, intellectual property rights and information security. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use, which in turn could decrease the demand for our products and services or increase the cost of doing business or in some other manner have a material adverse effect on our business, results of operations, and financial condition.

Research and Development

We estimate that our employees spent approximately 10,000 hours in 2008 and 1,500 hours in 2007 in efforts related to research and development. We estimate these efforts represented approximately 25% of our total overhead expenses incurred during each period.

Environmental Regulations

The Company does not have any environmental regulations to consider.

Manufacturing

We procure USB drives for the VoiceStick from commercial vendors. We then program the devices with our proprietary and licensed software utilizing our proprietary code. The units are assembled and programmed in the U.S.

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

Employees

As of March 30, 2008, we had 19 full-time employees. We also rely on a number of consultants and advisors whom we employ on an as-needed basis.

Item 1A. Risk Factors

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

We sustained a loss of $2,937,520 for the year ended December 31, 2008, a loss of $9,088,752 for the fiscal year ended December 31, 2007. We had an accumulated deficit at December 31, 2008 of approximately $40,254,528. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms. The financial statements included elsewhere in this report do not include any adjustments that might result from the outcome of these uncertainties. Furthermore, developing and expanding our business will require significant additional capital and other expenditures. Accordingly, if we are not able to increase our revenue, then we may never achieve or sustain profitability.

At March 30, 2009 we had approximately $4,000 in cash and current liabilities of approximately $5,931,659. We have been able to meet our operating requirements since December 31, 2008 with interim financing of approximately $1,000,000; however, we currently have no commitments for financing. We will need to receive additional capital to continue our operations.

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

The stock market in general, and the market for technology companies in particular, has recently experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2004 to December 31, 2008, the per share closing price of our Common Stock on the Over-the-Counter Bulletin Board fluctuated from a high of $3.35 to a low of $.03. We believe that the volatility of the price of our Common Stock does not solely relate to our performance and is broadly consistent with volatility experienced in our industry. Fluctuations may result from, among other reasons, responses to operating results, announcements by competitors, regulatory changes, economic changes, market valuation of technology firms and general market conditions.

In addition, in order to respond to competitive developments, we may from time to time make pricing, service or marketing decisions that could harm our business. Also, our Companys operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In either case, the trading price of our Common Stock would likely decline.

The trading price of our Common Stock could continue to be subject to wide fluctuations in response to these or other factors, many of which are beyond our control. If the market price of our Common Stock decreases, then shareholders may not be able to sell their shares of our Common Stock at a profit.

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

Our common shares are thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our common shares are sporadically or "thinly traded" on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company and we are relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float and limited operating history. The price at which you purchase our common shares may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or risky investment due to our limited operating history and lack of profits to date, lack of capital to execute our business plan, and uncertainty of future market acceptance for our restaurant concept. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results, market acceptance of our restaurant concept, government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures, our capital commitments, and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect, if any, that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Volatility in our common share price may subject us to securities litigation.

As discussed in the preceding risk factor, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources. The application of the penny stock rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the penny stock rules. The penny stock rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse).

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchasers written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell the common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securitiesShareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

The Company may not be able to successfully manage its growth.

The Companys liability to manage its growth will require that the Company continue to improve its operational, financial and management information systems, and to motivate and effectively manage its employees. If the Companys management is unable to manage such growth effectively, then the quality of the Companys services, its ability to retain key personnel and its business, financial condition and results of operations could be materially adversely affected.

The Company may be unable to fund future growth.

The Companys business strategy calls for the Company to grow and expand its business both internally and otherwise. Significant funds will be required to implement this strategy, funding for additional personnel, capital expenditures and other expenses, as well as for working capital purposes. Financing may not be available to the Company on favorable terms or at all. If adequate funds are not available on acceptable terms, then the Company may not be able to meet its business objectives for expansion. This, in turn, could harm the Companys business, results of operations and financial condition. In addition, if the Company raises additional funds through the issuance of equity or convertible debt securities, then the percentage ownership of the Companys shareholders will be reduced, and any new securities could have rights, preferences and privileges senior to those of the Common Stock. Furthermore, if the Company raises capital or acquires businesses by incurring indebtedness, then the Company will become subject to the risks associated with indebtedness, including interest rate fluctuations and any financial or other covenants that the Companys lender may require.

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

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

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

the identification of market demand for new products;

the scalability of our VoIP telephony software products;

product and feature selection;

timely implementation of product design and development;

product performance;

cost-effectiveness of current products and services and products under development;

our ability to successfully implement service features mandated by federal and state law;

effective manufacturing processes; and

effectiveness of promotional efforts.

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

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

The Companys ability to do business depends, in part, on the Companys ability to license certain technology from third parties.

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

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

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

Sales to customers based outside the United States have recently accounted for a significant portion of the Companys revenues, which exposes the Company to risks inherent in international operations.

International sales represented approximately 30% of the Companys revenues for the year ended December 31, 2008. One of our goals is to increase our foreign sales in order to increase our revenues. However, international sales are subject to a number of risks, including changes in foreign government regulations, laws, and communications standards; export license requirements; currency fluctuations, tariffs and taxes; other trade barriers; difficulty in collecting accounts receivable; longer accounts receivable collection cycles; difficulty in managing across disparate geographic areas; difficulties associated with enforcing agreements and collecting receivables through foreign legal systems; expenses associated with localizing products for foreign markets; and political and economic instability, including disruptions of cash flow and normal business operations that may result from terrorist attacks or armed conflict.

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

We are not currently subject to direct federal, state, or local regulation, and laws or regulations applicable to access to or commerce on the Internet, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet and other VoIP services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other VoIP services covering issues such as user privacy, indecent materials, freedom of expression, pricing content and quality of products and services, taxation, advertising, intellectual property rights and information security. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use, which in turn could decrease the demand for our products and services or increase the cost of doing business or in some other manner have a material adverse effect on our business, results of operations, and financial condition.

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

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

We may not be able to successfully compete with current or future competitors.

The market for VoIP service providers and business solutions providers is highly competitive, and rapidly changing. Since the Internets commercialization in the early 1990s, the number of websites on the Internet competing for the attention and spending of consumers and businesses has proliferated. With no substantial barriers to entry, we expect that competition will continue to intensify. In addition to intense competition from VoIP services providers, we also face competition from traditional telephone systems integrators and providers.

Some of our competitors, such as Vonage and Skype, and those companies contemplating telecommunications service such as Google, have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger existing customer bases than we have. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion, and sale of their products or services than we can. There can be no assurance that we will be able to compete successfully against current or future competitors. If we cannot do so, then our business, financial condition and results of operations will be materially and adversely affected.

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

We may not be able to comply with the FCCs requirements to provide 911 service to our customers. Our inability to comply with these requirements could have an adverse effect on our business and results of operations.

On June 3, 2005 the Federal Communications Commission (FCC) issued the VoIP 911 Order adopting rules that require interconnected VoIP providers to provide their new and existing subscribers with 911 service no later than November 28, 2005. On November 5, 2005, the FCC issued a public notice stating that VoIP providers who failed to comply with the VoIP 911 Order by November 28, 2005 would not be required to discontinue the provision of interconnected VoIP service to any existing customers, but would be required to discontinue marketing VoIP service and accepting new customers for VoIP service in all areas where the providers are not transmitting 911 calls to the appropriate PSAP (public safety answering point) in full compliance with the FCCs rules. Because we have not fully complied with the VoIP 911 Order, we are subject to this restriction. We cannot be certain that we will be able to fully comply with this VoIP 911 Order. Because it would prevent us from marketing and accepting new customers in certain areas, our inability to comply with the VoIP 911 Order may have an adverse effect on our business and results of operations.

Item 2. Properties

We lease approximately 3,500 square feet of office space in Roswell, Georgia for our operations, and an approximately 100 square feet facility in downtown Atlanta, Georgia and an approximately 100 square feet facility in Roswell, Georgia for our network operations centers at a total monthly rent of $2,675 for the office space in Roswell and $4,788 for the network operations centers in Atlanta and Roswell. We are obligated under the office space lease in Roswell, Georgia until March 31, 2009. Our lease for the network operations center in Atlanta is on a month-to-month basis, and our lease for the network operations center in Roswell expires in February 2009. The addresses for these locations are 5070 Old Ellis Pointe Road, Suite 100 Roswell 30076, 25 Williams Street, Atlanta, Georgia, 30303 and 5070 Old Ellis Pointe Road, Suite 100 Roswell 30076.

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

As of December 31, 2008, the Companys future minimum lease obligations under the Companys operating leases are as follows:

December 31, 2009	$17,547
December 31, 2010	$-0-
December 31, 2011	$-0-
December 31, 2012	$-0-
Total	$17,547

We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available to us if we determine such additional facilities are necessary.

Item 3. Legal Proceedings

Other than as described below, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder of more than 5% of our voting securities, or any associate of such persons, is an adverse party or has a material interest adverse to our company.

On December 22, 2003, former stockholders of SuperCaller Community, Inc., a Delaware corporation acquired by the Company in September 2002 (SuperCaller), filed a lawsuit against the Company in the United States District Court for the Northern District of California, San Francisco Division. The plaintiffs alleged that i2Telecom (DE) and certain of its affiliates and representatives deceived the plaintiffs into selling SuperCaller to the Company, among other things. On March 27, 2006,  all federal claims against the Company and related parties in the United States District Court in San Francisco were dismissed with prejudice by Judge Vaughn Walker.  In addition, the court declined to exercise supplemental jurisdiction over the remaining state law claims which were all dismissed as well.  Therefore, no loss or liability has been recorded in the Companys financial statements. In March 2008, the federal claims against the Company and related parties in the United States District Appellate Court in San Francisco were dismissed with prejudice.

The Company was named a defendant in a lawsuit regarding a disputed amount due for patent preparation and filings by the same attorney representing the plaintiffs in the above matter. In January 2008, the claims against the Company and related parties in the United States District Appellate Court in San Francisco were dismissed with prejudice. In April 2008, the same attorney representing the plaintiffs in the above matter filed an action against the Company in the Superior Court of California, County of Santa Clara (the Superior Court). The plaintiffs alleged that i2Telecom (DE) and certain of its affiliates and representatives deceived the plaintiffs into selling SuperCaller to the Company, among other things. A demurrer has been filed by the Company and sustained by the Superior Court with leave to amend. The Company will continue to vigorously defend these claims and believes this litigation to be unsubstantiated and without merit.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of fiscal year 2008 to a vote of security holders.

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

Part II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our Common Stock is traded on the Over-the-Counter Bulletin Board, and our trading symbol is ITUI. The following table sets forth, for the periods indicated, the range of reported high and low bid information for our common stock as reported on the OTCBB. Such quotations reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Trading in our common stock has generally been limited and sporadic, and should not be deemed to constitute an established trading market.

	High	Low
2007
1st Quarter	$0.28	$0.11
2nd Quarter	0.17	0.11
3rd Quarter	0.10	0.05
4th Quarter	0.18	0.08
2008
1st Quarter	$.12	$0.08
2nd Quarter	0.15	0..08
3rd Quarter	0.16	0..08
4th Quarter	0..09	0.04

The above prices represent inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Holders

As of March 30, 2009, we had approximately 800 shareholders of record. Our transfer agent is Continental Stock Transfer and Trust Company located at 17 Battery Place, New York, New York, 10004, (212)509-4000.

Dividend Policy

We have never paid cash dividends on our Common Stock. We intend to reinvest earnings, if any, for use in the operation of its business and therefore do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

Equity Compensation Plan Information

The following table sets forth information regarding equity compensation plans under which our Common Stock is authorized for issuance as of December 31, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights			Weighted Average Exercise Price of Outstanding Options, Warrants and Rights			Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders: (1)		24,937,667			$.10			15,000,368
Equity compensation plans not approved by security holders:		2,325,330	(2)(3)		$.15	(2)(3)		-0-

Total		27,262,997			$.11			15,000,368

(1)	Represents options granted pursuant to the Companys 2004 Stock Incentive Plan.

(2)

Does not include (i) options and warrants to purchase 136,904,889 shares of Common Stock with a weighted average exercise price of $.10 per share, which were originally granted as options to purchase shares of i2Telecom (DE)s common stock pursuant to the i2Telecom (DE) Stock Option Plan, which were assumed by the Company in connection with the Companys acquisition of i2Telecom (DE) or issuances of options and warrants in connection with various financings. The Company has not made, and will not make, any further grants under the i2 Delaware Stock Option Plan.

(3)	Includes options and warrants to purchase Common Stock granted under plans not approved by the Companys shareholders. The material features of such plans are set forth below.

From June 2002 to February 2004, the Company granted two current employees, two current directors and two former directors options to purchase an aggregate of 2,325,330 shares of Common Stock at exercise prices having a weighted average price of $0.15 per share that have since all vested. These options are all considered non-qualified since the merger with Digital Date Networks on February 28, 2004.

As part of a debt settlement from time to time the Company may negotiate to pay its debt through a combination of stock options or shares of common stock.

Sales of Unregistered Securities

In January 2008, we issued to two institutions and three individuals, warrants to purchase an aggregate of 3,525,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of extensions for promissory notes in the aggregate amount of $525,000 made to us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to piggyback registration rights upon filing by us of a registration statement.

Also in January 2008, we issued a total of 225,000 shares of our Common Stock to one individual who exercised warrants in the amount of $2,250. The shares were issued without registration under the Securities Act in reliance upon the

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

In February 2008, we issued to four individuals, warrants to purchase an aggregate of 5,000,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of promissory notes in the aggregate amount of $500,000 made to us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to piggyback registration rights upon filing by us of a registration statement.

Also in February 2008, we issued to one institution and six individuals, warrants to purchase an aggregate of 16,125,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of extensions for promissory notes in the aggregate amount of $1,975,000 made to us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to piggyback registration rights upon filing by us of a registration statement.

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

In March 2008, we issued to two institution and six individuals, warrants to purchase an aggregate of 28,850,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of extensions for promissory notes in the aggregate amount of $2,350,000 made to us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to piggyback registration rights upon filing by us of a registration statement.

Also in March 2008, we issued to one institution and one individual, warrants to purchase an aggregate of 10,000,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of promissory notes in the aggregate amount of $1,000,000 made to us. One of our directors made the loan of which half was guaranteed by an officer and director of ours. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to piggyback registration rights upon filing by us of a registration statement.

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

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

Also in April 2008, we issued to one institution and three individuals, warrants to purchase an aggregate of 3,400,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of extensions for promissory notes in the aggregate amount of $425,000 made to us. Of this amount, 625,000 warrants were issued to one individual who is one of our directors for which a loan was made to us for $125,000. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to piggyback registration rights upon filing by us of a registration statement.

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

Also in May 2008, we issued to nineteen individuals, one institution and one trust warrants to purchase an aggregate of 15,225,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of promissory notes in the aggregate amount of $2,525,000 made to us. Of this amount, 10,750,000 warrants were issued to one individual who is one of our directors and another individual who is an officer and director for which a loan was made to us for $1,000,000 of which half was guaranteed by an officer and director of ours. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to piggyback registration rights upon filing by us of a registration statement.

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

In June 2008, we issued a total of 500,000 shares of Common Stock to one institution in lieu of $50,000 of debt owed for the acquisition of two patent licenses by us. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

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

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

other things. However, these shares are entitled to piggyback registration rights upon filing by us of a registration statement.

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

In July 2008, we issued to two institutions and five individuals, warrants to purchase an aggregate of 8,572,500 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of promissory notes in the aggregate amount of $1,750,000 made to us. Of this amount, 5,000,000 warrants were issued to one individual who is one of our directors and another individual who is an officer and director for which a loan was made to us for $1,000,000 of which half was guaranteed by an officer and director of ours. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to piggyback registration rights upon filing by us of a registration statement.

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

In August 2008, we issued to six individuals and three institutions, warrants to purchase an aggregate of 19,500,000 shares of Common Stock at an exercise prices ranging from of $0.08 to $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of modifications to promissory notes in the aggregate amount of $1,850,000 made to us. Of this amount, 10,000,000 warrants were issued to one individual who is one of our directors and another individual who is an officer and director for which a loan was made to us for $1,000,000 of which half was guaranteed by an officer and director of ours. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to piggyback registration rights upon filing by us of a registration statement.

Also in August 2008, we issued to one individual and one institution, warrants to purchase an aggregate of 1,800,000 shares of Common Stock at an exercise price of $0.12 per share, which vest according to performance. The warrants were issued in connection with consulting services performed for us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to piggyback registration rights upon filing by us of a registration statement.

Also in August 2008, we issued a total of 56,457,026 shares of our Common Stock in exchange for the exercise of 146,653,041 warrants to six individuals and two institutions, one institution of which is an affiliate of the Company who exercised 72,180,357 cashless warrants in exchange for 29,755,357 shares of Common Stock. Of the total amount of shares issued, 11,953,177 shares of Common Stock were issued in exchange for 32,652,386 cashless warrants from one individual who is one of our directors and another individual who is an officer and director of ours. These shares of our Common Stock shall be issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things. However, all of these shares above are entitled to registration rights for which we have agreed to file a registration statement. The Company entered into a Lock-Up Agreement with the shareholder whereby the shareholder will be restricted to sell up to 1,400,000 common shares of the Company per month for a period of twelve months and provided that the Companys market capitalization is in excess of $100 million

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

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

In September 2008, we issued to ten individuals, warrants to purchase an aggregate of 3,850,000 shares of Common Stock at an exercise prices ranging from of $0.08 to $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of modifications to promissory notes in the aggregate amount of $800,000 made to us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to piggyback registration rights upon filing by us of a registration statement.

Also in September 2008, we issued to two individuals, warrants to purchase an aggregate of 1,100,000 shares of Common Stock at an exercise price of $0.10 per share, which vest according to performance. The warrants were issued in connection with consulting services performed for us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to piggyback registration rights upon filing by us of a registration statement.

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

In October 2008, we issued to one individual and one institution, warrants to purchase an aggregate of 13,000,000 shares of Common Stock at an exercise price of $0.10 per share, which vest according to performance. The warrants were issued in connection with consulting services performed for us. Of this amount, 12,500,000 warrants were issued to one institution that has an affiliation with one of our directors and another individual who is an officer of ours. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to piggyback registration rights upon filing by us of a registration statement.

Also in October 2008, we issued to four individuals and two institutions, warrants to purchase an aggregate of 17,600,000 shares of Common Stock at an exercise prices ranging from of $0.08 to $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. Of this amount, 5,000,000 warrants were issued to one institution that has an affiliation with one of our directors and another individual who is an officer of ours. The warrants were issued in connection with the execution of modifications to promissory notes in the aggregate amount of $1,487,500 made to us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to piggyback registration rights upon filing by us of a registration statement.

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

Also in October 2008, we issued a total of 750,000 shares of our Common Stock in exchange for the exercise of 750,000 cashless warrants at $.05 each to three individuals. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

In November 2008, we issued to four individuals and one institution, warrants to purchase an aggregate of 19,000,000 shares of Common Stock at an exercise prices ranging from of $0.08 to $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. Of this amount, 10,000,000 warrants were issued to one institution that has an affiliation with one of our directors and another individual who is an officer of ours. The warrants were issued in connection with the execution of modifications to promissory notes in the aggregate amount of $1,225,000 made to us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to piggyback registration rights upon filing by us of a registration statement.

In December 2008, we issued to one individual, warrants to purchase an aggregate of 100,000 shares of Common Stock at an exercise price of $0.10 per share, which vest according to performance. The warrants were issued in connection with consulting services performed for us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things.

Also in December 2008, we issued to five individuals and one institution, warrants to purchase an aggregate of 5.500,000 shares of Common Stock at an exercise prices ranging from of $0.08 to $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of modifications to promissory notes in the aggregate amount of $1,225,000 made to us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to piggyback registration rights upon filing by us of a registration statement.

Also in December 2008, we issued a total of 5,503,567 shares of our Common Stock in exchange for the exercise of 5,503,567 warrants at $.05 each to twelve individuals and one institution. These shares of our Common Stock shall be issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

Item 6. Selected Financial Data

Not applicable.

Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with the Companys Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K (the Annual Report). This Annual Report contains forward-looking statements that involve risks and uncertainties, such as statements of the Companys plans, objectives, expectations and intentions. Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the Exchange Act), are made throughout this Managements Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words believes, anticipates, plans, expects, estimates and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated herein. The cautionary statements made in this Annual Report should be read as being applicable to all related forward-looking statements wherever they appear in this Annual Report.

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

Overview

We provide low-cost telecommunications services employing next-generation VoIP technology. Our revenues are derived from the sale of integrated access devices and recurring monthly subscriptions and call minute termination. We currently offer three calling plans for residential use, varying in price from pay as you go to $24.99 per month, and three calling plans for business use, varying in price from $79.99 a month to $9.99 a month. The price of the plans varies depending on the service provided (international long distance service to most countries, long distance service throughout the United States and Canada and 400 minutes in long distance service throughout the United States and Canada). We also offer next to nothing services to our subscribers. Our Next To NothingTM services allow residential and business subscribers to make and receive calls from other Voicestick subscribers for free. Similar offerings are available to our MyGlobalTalkTM customers. Each of our service plans includes a full suite of features typically offered by traditional circuit-switched telephone service providers, such as call waiting, caller ID and call forwarding. In addition, we offer several enhanced features at no additional charge that are not typically offered by traditional telephone service providers, such as an account management website that allows customers to add or change their features online, call logging, multi-way conferencing and a call duration time. We offer low international per minute calling rates for calls to locations outside the United States, Puerto Rico, and Canada.

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

Critical Accounting Policies

The policies identified below are considered as relatively critical to the Companys business operations and the understanding of the Companys results of operations. The impact and any associated risks related to these policies on the Companys business operations is discussed throughout Managements Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Financial Statements included in this Annual Report. Preparation of this Annual Report on Form 10-K requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB No. 101), as amended by SAB No. 101A and SAB No. 101B. SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured. Determination of criteria (iii) and (iv) are based on managements judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We have concluded that our revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 101.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15. 2007. Management is currently evaluating the effect that adoption of this statement will have on the Companys consolidated financial position and results of operations.

On January 1, 2007, we adopted FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain income tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The adoption of FIN No. 48 on January 1, 2007 did not result in a cumulative-effect adjustment or have an effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. Two FASB Staff Positions on SFAS No. 157 were subsequently issued. On February 12, 2007, FSP No. 157-2 delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP is effective for fiscal years beginning after November 15, 2008. On February 14, 2007, FSP No. 157-1 excluded FASB No. 13 Accounting for Leases and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations or FASB No. 141R, Business Combinations. This FSP is effective upon initial adoption of SFAS No. 157. We are assessing the impact that SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the FASB ratified the consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF No. 06-3). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, USF contributions and excise taxes. The Task Force concluded that entities should present these taxes in the income statement on

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

either a gross or net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. If such taxes are significant and are presented on a gross basis, the amount of those taxes should be disclosed. The consensus on EITF No. 06-3 was effective for interim and annual reporting periods beginning after December 15, 2006. We currently record sales, use and excise taxes on a net basis in our consolidated financial statements whereas USF contributions are recorded on a gross basis in our consolidated financial statements. The adoption of EITF No. 06-3 did not have an effect on our consolidated results of operations.

Results of Operations

2008 Compared to 2007

Revenues decreased to $629,825 in 2008 from $865,151 in 2007, attributable to a decrease in the average revenue per user of the Companys products.

Cost of Goods Sold decreased to $705,495 in 2008 from $1,006,873 in 2007. The decrease is attributable to less cost of carrier traffic termination during 2008 and a decrease in revenues during the period.

Gross loss decreased to $75,669 in 2008, compared to a loss of $141,722 in 2007. The decreased loss is attributable to less cost of carrier traffic termination during 2008.

General and Administrative Expenses decreased to $7,067,815 in 2008 from $7,338,041 in 2007. The decrease in general and administrative expenses in 2008 was primarily attributable to decrease in financing related expenses such as bond discounts, financing fees, interest expenses and depreciation and amortization costs.

Total Operating Loss from Continuing Operations decreased to $2,937,520 in 2008 from $9,088,752 in 2007. The decrease in operating loss was primarily attributable to the decrease in operating expenses and SG&A expenses in 2008 and the gain of $5,193,620 from the sale of an asset, all as described above.

	For the year ended December 31,
	2008	2007	Percentage Change

Interest Income	0	40	N/A %
Interest & Dividend (Expense)	(989,846)	(1,774,090)	-44.21%
Gain on Forbearance of Debt	2,190	165,061	-98.67%
Gain (Loss) on Disposal of Assets	5,193,620	(0)	N/A

Total Other Income (Expenses)	4,205,964	(1,608,989)	361.41%

Series D & E Preferred Stock Dividends Accrued	(12,000)	(325,432)	-96.31%

Financial Condition, Liquidity and Capital Resources

The Companys net cash used in operating activities for 2008 was $2,064,738 as compared to $3,872,838 used in operating activities during 2007. The decrease in cash used in operating activities primarily resulted from a decrease in negative cash flow and the sale of an asset in 2008 was $1,259,168 as compared to $26,609 in 2007. The increase in net cash used in investing activities was due to additional equipment purchased in conjunction with a new switch and billing platform in 2008 as compared to 2007. Net cash provided by financing activities was $3,131,271 in 2008 as compared to $3,286,915 in 2007. The decrease in cash provided by financing activities was due to a decrease in cash provided by notes payable borrowings of $515,976, an increase in notes payable payments of 1,909,754, an increase in proceeds from the redemption of stock options of $191,332, an increase in financing costs of 2,063,894, an increase in the proceeds from issuances of

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

Common Stock of $1,064,860 and a decrease in cash related to Convertible Bond borrowings which had occurred in 2007, but did not occur in 2008.

The Company has no current commitments or obligations for future capital expenditures. A summary of the Companys debt and lease obligations at December 31, 2008 are as follows:

	Obligations payable in
	Less than 1 year	1 to 3 years	Total
Debt	$3,506,014	$-0-	$3,506,014
Leases	17,547	-0-	17,547

	$3,223,561	$-0-	$3,223,561

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We do not believe that we have any material exposure to interest or commodity risks. We do not own any derivative instruments and we do not engage in any hedging transactions.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed with this Annual Report begin on page F-1 hereof.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Based on their most recent evaluation, which was completed as of the end of the period covered by this annual report on Form 10-K, the Companys Chief Executive Officer, who is also the Principal Financial Officer believes the Companys disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Companys management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During the last fiscal quarter to which this report relates, there were no changes in the Companys internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to deficiencies and material weaknesses.

Managements Annual Report on Internal Control over Financial Reporting

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Companys Chief Executive and Principal Financial Officer, Paul Arena, and effected by the Companys board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Companys assets that could have a material effect on the financial statements.

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

Because of its inherent limitations, the Companys internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal ControlIntegrated Framework.

Based on our assessment, management believes that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information

None.

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the names and ages of all directors and executive officers of the Company as of March 30, 2009. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among our directors or executive officers. There are no arrangements or understandings between any two or more of the Companys directors or executive officers. There is no arrangement or understanding between any of the Companys directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Companys affairs. Also provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Set forth below is certain information, as of March 30, 2009, concerning each of the directors and executive officers of the Company. Each of the individuals listed as a director below shall serve as a director of the Company until the Companys next annual meeting of shareholders and until their successors have been elected and qualified, or until their resignation, death or removal. Each of the individuals listed below as executive officers shall serve in such offices until removed by the Board of Directors, subject to applicable employment agreements.

Name	Age	Position
Paul R. Arena	50	Director, Chief Executive Officer, Chairman of the Board and Secretary
Christopher Miltenberger	53	President and Chief Operating Officer
Douglas F. Bender	59	GM, Senior Vice President Engineering
D. Christer Bylander	55	Director, President i2Telecom International, Ltd., European Operations
Audrey L. Braswell	79	Director
Montgomery L.Bannerman	53	Director
Andrew L. Berman	50	Director, Chairman of Executive Committee

None of the Companys directors or executive officers, during the past five years, (1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) been convicted in a criminal proceeding or subject to a pending criminal proceeding; (3) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or (4) been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission, to have violated a Federal or State securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Certain additional biographical information concerning the individuals named above is set forth below.

Paul R. Arena, Chairman, Chief Executive Officer and Secretary

Mr. Arena has served as a director, Chief Executive Officer, Chairman of the Board and Secretary of the Company since February 2004 and President from November 2005 to August 2008. Furthermore, Mr. Arena served as President of the Company from September 2004 to May 2005. Mr. Arena was the founder of i2 Delaware and has served as Chairman of the Board and Chief Executive Officer of i2Telecom(DE) since its inception in February 2002. From April 2000 to the present, Mr. Arena has been Chairman and Chief Executive Officer of AIM Group, Inc., a holding company specializing in materials for the wire and cable industry. In July 1994, Mr. Arena founded Cereus Technology Partners, Inc. (Cereus), a publicly traded technology company. Mr. Arena served in an executive capacity with Cereus and its predecessor companies, including Chairman and Chief Executive Officer, from May 1991 to April 2000. From June 1990 to May 1991, Mr. Arena was a

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

financial business consultant. From February 1988 to January 1990, he served as a Senior Vice President and partner of Gulfstream Financial Associates, Inc., a subsidiary of the Kemper Group. Since November 2007, Mr. Arena has also served on the board of directors of Corient, Inc., a computer hardware, mass customization, asset recovery and marketing company.

Christopher Miltenberger, President and Chief Operating Officer

Mr. Miltenberger has served as President and Chief Operating Officer of the Company since August 2008. Furthermore, Mr. Miltenberger has more than 25 years of experience in business, legal, marketing, and related disciplines in the computer, technology, and other industries. From April 2008 to present, Mr. Miltenberger has been a Managing Director of Virenta, LLC and from September 2005 to April 2008, the owner of the Miltenberger Law Firm providing legal counsel, specializing in negotiation and drafting of commercial contracts and other business-related legal matters. Prior thereto, from August 1998 to September 2004, Mr. Miltenberger was President and General Counsel to Resource Concepts, Inc., a computer services company which sold to a private equity firm in April 2004. From June 1982 to August 1998, Mr. Miltenberger was Partner and Associate with Worsham, Forsythe & Woolridge, LLP (now Hunton & Williams, LLP).

In 1982, Mr. Miltenberger graduatedwith a Juris Doctorate, University of Missouri and was a Member, Missouri Law Review. Mr. Miltenberger also received a B.A., Accounting and Economics degree, cum laude, Southeast Missouri State University in 1978.

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

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

D. Christopher Bylander, Director

Mr. Bylander began serving as a director of the Company in May 2006 and from July 2007 to present, President of i2Telecom International, Ltd., European operations from May 2004 to present, Mr. Bylander has been the founder, Chairman and CEO of Corient, Inc., a computer hardware, mass customization, asset recovery and marketing company. Mr. Bylander is also CEO of Notebook Design International, LLC and director Notebook Design International, AB. In March 2007, he became a partner of IonIdea, Inc., an IT outsourcing/offshoring company with production facilities in the United States, India, and Ukraine. In October, 1995, Mr. Bylander founded International American Group (IAG), specializing in business development to the manufacturing and IT/ telecommunications industries. While at IAG, he also served as U.S. President and CEO of a European telecommunications company, U.S. President and CEO of a global manufacturing group, Managing Director of a software developer in the financial services industry, and COO of a top Gartner-rated eBusiness infrastructure company. Mr. Bylander received a bachelors degree in economics from Uppsala Cederblads in Sweden in 1978 and attended De La Salle in the Philippines and Sigtunaskolan in Sweden prior to that. Between 1993 and 1996 he participated in the MBA program at Oxford Brookes University (formerly Oxford Polytechnic) in Oxford, England.

Dr. Audrey L. Braswell, Director

Dr. Braswell has served as a director of the Company since June 2004 and as a director of i2Telecom (DE) since February 2002. Since 1974, Dr. Braswell has served as President and owner of Vista Pacifica Enterprises, Inc., an operator of several health care facilities in California. For the past 35 years, Dr. Braswell has been engaged in various levels of health, education, and social assistance activities. Dr. Braswell is also a real estate developer of residential, commercial and industrial properties. Dr. Braswell previously served on the board of directors of Cereus Technology Partners from March 1997 to October 1999. Dr. Braswell obtained a Ph.D. from Oregon State University in 1963, received an MS from Oregon State University in 1959, an MA from Los Angeles State College in 1954, and a BS from Bethany Nazarene College in 1949.

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

Andrew Berman, Director

Mr. Berman has served as a director of the Company since April 2008. With over 26 years of industry experience, Mr. Berman has experience in nearly all sectors of the technology and telecommunications industries and was instrumental in

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

revolutionizing global Internet connectivity in the early 1990s. He has extensive experience in the disciplines of strategic alliance planning and business development, as well as sales and marketing, product development and distribution.

Mr. Berman is the founder and owner of Chesapeake Ventures, LP (Chesapeake), a consulting group specializing in strategic global alliances and business development for the technology and telecommunications industries. His clients at Chesapeake have included Monster Cable, Cisco, RadioShack and Valence Semiconductor, among others. Mr. Berman was President and Chief Executive Officer for Nextlink USA, Inc, AB, a Denmark-based headset manufacturer from May 2006 to February 2007, at which time he was elected to their Board of Directors. He served as Vice President, Strategic Alliances and Business Development, at RadioShack from July 2003 through April 2006, where he successfully delivered emerging technologies and new products/services to distribution channels and brought many licensing and investment opportunities to the company. Mr. Berman, as a Senior Vice President of Sales and Marketing for CipherOptics from January 2002 through June 2003, successfully negotiated strategic relationships with SafeNet, CNT, IBM, EMC, Storage Technology, and Hitachi Data Systems.

Timothy McGeehan, Director

Mr. McGeehan has served as a director of the Company since October 2008. From August 1988 to May 2008, Mr. McGeehan, was employed in a senior executive capacity for Best Buy and oversaw Best Buy Mobile and the enterprises expanding global wireless business, through its strategic relationship with The Carphone Warehouse Group PLC (CPW). McGeehan was responsible for the rollout of Best Buy Mobile across North America and internationally; he also played a key leadership role in the enterprises international expansion.

McGeehans contagious drive, enthusiasm and retail knowledge are instrumental in differentiating and building Best Buys business. His passion and energy have motivated thousands of retail employees to do great things including debuting Best Buy stores in new, high-profile markets like New York and the District of Columbia.

McGeehan began his career with Best Buy in 1988 as a sales associate in Moorhead, Minn. During his tenure, he advanced through the retail organization with expanding responsibilities including roles as general manager, district manager, regional manager and regional vice president. In 2002, McGeehan was named to senior vice president, overseeing stores in the eastern third of the United States. In 2005, he was appointed executive vice president of retail sales, leading the companys 100,000-plus U.S. employees and more than 850 stores.

McGeehan attended North Dakota State University and served four years in the U.S. Army.

David Reese, Director

Mr. Reese has served as a director of the Company since October 2008 and is the Chairman of the Companys Audit Committee. Previously, Mr. Reese served on the Companys Advisory Board from December 2006 to October 2008 and was an independent consultant to the Company from July 2006 to December 2006. From 1988 to June 2006, Mr. Reese held various positions including Chairman and Chief Executive Officer of ACTV, Inc. from June 2001 to June 2006; and President and Chief Operating Officer from February 1999 to June 2001; Executive Vice President from November 1992 to February 1999; and Chief Financial Officer from September 1989 to November 1992.

Mr. Reese is a Certified Public Accountant and held various positions at Deloitte & Touche from 1978 to 1987 specializing in consumer electronics, serving a number of industry-leading clients, including Toshiba and Panasonic.

Mr. Reese currently chairs the development committee of Penn States College of Information, Sciences and Technology, and previously chaired the Colleges advisory board upon the inception of the program in 1999.

Mr. Reese graduated with a Bachelors of Science degree in Accounting, Pennsylvania State University in 1978.

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

Meetings and Committees of the Board of Directors

During the year ended December 31, 2008, the Company had twelve telephonic meetings and one physical meeting of its Board of Directors; all of the board actions were taken by unanimous written consent.

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

Dr. Braswell, Mr. Bannerman, Mr. McGeehan and Mr. Reese are the Companys independent directors as defined under NASDAQ Rule 4200(a)(14).

Audit Committee

The audit committee of the Board of Directors consists of David Reese, who is the Chairman of the Audit Committee, Monty Bannerman and D. Christer Bylander. Mr. Reese and Mr. Bannerman are independent directors of the Company. The audit committee reviews actions with respect to various auditing and accounting matters, including the selection of the Companys independent public accountants, the scope of the annual audits, the nature of non-audit services, the fees to be paid to the independent public accountants, and the accounting practices of the Company. The Company does not currently have an audit committee financial expert serving on its audit committee because we believe that the members of our Board are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Company may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to its ability to locate and compensate such a person.

Code of Ethics

The Company has adopted a Code of Ethics and Conduct that applies to all of the Companys employees, including the Companys executive officers. The Company shall provide to any person without charge, upon request, a copy of the Companys Code of Ethics and Conduct. Such requests should be directed to the Secretary of i2 Telecom International, Inc. at 5070 Old Ellis Pointe, Suite 110, Roswell, Georgia 30076.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Companys directors and executive officers, and all persons (Reporting Persons) who beneficially own more than 10% of the outstanding shares of Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company. Reporting Persons are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Companys knowledge, based solely upon a review of the copies of such forms furnished to the Company for the year ended December 31, 2008, and the information provided to the Company by Reporting Persons of the Company, no Reporting Person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis, except that (i) 1 report was untimely filed and 22 transactions were untimely reported for Dr. Audrey L. Braswell, (ii) 1 report was untimely filed and 18 transactions were untimely reported for Paul Arena; and (iii) 1 report was untimely filed and 1 transaction was untimely reported for Timothy McGeehan.

Item 11. Executive Compensation.

Executive Compensation

The following table sets forth certain information regarding cash and non-cash compensation earned during each of the Companys last two fiscal years by (i) our Chief Executive Officer, (ii) our Chief Financial Officer, (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2008, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2008 (the Named Executive Officers).

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (9)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Paul R. Arena,	2008	$206,250	$-	-	$-	-	-	-	$206,250
Chairman, CEO, and CFO	2007	103,125	-	-	-	-	-	-	103,125

Christopher Miltenberger,	2008	120,000	-	-	-	-	-	-	120,000
President & Chief Operating Officer	2007	0	-	-	-	-	-	-	-

James R. Rose, (1)	2008	0	-	-	-	-	-	-	-
Chief Technology Officer and Director	2007	112,500	-	-	-	-	-	-	112,500

Douglas F. Bender,	2008	135,000	-	-	-	-	-	-	135,000
GM and Sr. Vice President of Engineering	2007	120,833	-	-	-	-	-	-	120,833

(1)	Mr. Rose served as Chief Technology Officer and Director of the Company from May 1, 2005 until October 31, 2007.

Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information concerning the value at December 31, 2008, of the unexercised options held by each of the Named Executive Officers. The value of unexercised options reflects the increase in market value of the Common Stock from the date of grant through December 31, 2008. (1)

(1)	Value of the Companys unexercised, in-the-money options based on the average of the high and low price of a share of the Common Stock as of December 31, 2008, which was $0.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Paul R. Arena	7,104,263	0

Christopher Miltenberger	2,000,000	0

Douglas F. Bender	2,175,000	0

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

Employment Agreements

The Company has entered into employment agreements with its key officers as follows:

On August 5, 2008, the Company entered into an employment agreement with Christopher Miltenberger. Mr. Miltenbergers position is President and Chief Operating Officer and the term of his agreement which expires in August 2009 and carries a base compensation of $150,000 per year.

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended December 31, 2008:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Montgomery Bannerman			500,000

Audrey L. Braswell			500,000

D. Christer Bylander			500,000
Andrew Berman			2,000,000
Timothy McGeehan			2,000,000
David Reese			3,000,000
Total			8,500,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

As of March 30, 2009, the Company had a total of 286,314,426 shares of Common Stock issued and outstanding, which is the only issued and outstanding voting equity security of the Company.

The following table sets forth, as of March 30, 2009; (a) the names of each beneficial owner of more than five percent (5%) of the Companys Common Stock known to the Company, the number of shares of Common Stock beneficially owned by each such person, and the percent of the Companys Common Stock so owned; and (b) the names of each director and executive officer, the number of shares of Common Stock beneficially owned and the percentage of the Companys

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

Common Stock so owned, by each such person, and by all directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated.

	Common Stock Beneficially Owned (1)
Name of Beneficial Owner (2)	Number of Shares of Common Stock		Percentage of Class (3)
Paul R. Arena	25,295,289	(4)	8.55%
Audrey L. Braswell	20,898,886	(5)	7.2%
Andrew Berman	16,000,000	(6)	5.29%
Christopher Miltenberger	15,500,000	(7)	5.14%
David Reese	6,900,000	(8)	2.37%
Douglas Bender	4,492,040	(9)	1.55%
Montgomery Bannerman	3,000,000	(10)	1.04%
D. Christer Bylander	2,100,000	(11)	.73%
Timothy McGeehan	2,000,000	(12)	.69%
Vestal Venture Capital	80,682,333	(13)	26.05%
Bruce Friedman	17,482,144	(14)	5.87%
All executive officers and directors as a group (9 persons)	83,686,315		32.56%

Director of the Company

Officer of the Company

(1)

Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of March 30, 2009, are treated as outstanding only when determining the amount and percentage owned by such individual or group.

(2)	The address of each executive officer and director of the Company is 5070 Old Ellis Pointe Road, Suite 110 Roswell, Georgia.

(3)

In accordance with regulations of the SEC, the percentage calculations are based on shares of Common Stock issued and outstanding as of March 30, 2008, plus shares of Common Stock which may be acquired within 60 days of March 30, 2008, by each individual or group listed.

(4)

Includes (i) 60,890 shares of Common Stock held by Mr. Arenas wife, (ii) 83,712 shares of Common Stock held in trust for the benefit of Mr. Arenas children, (iii) 15,546,424 shares of Common Stock held by Mr. Arena, and (iv) 9,604,263 shares of Common Stock issuable upon exercise of certain options and warrants.

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

(5) (6) (7) (8) (9) (10) (11) (12)

Represents (i) 2,540,760 shares of Common Stock owned by personally by Dr. Braswell and 14,508,126 shares of Common Stock owned by Braswell Enterprises, L.P., of which Dr. Braswell is a general partner, and (ii) 3,850,000 shares of Common Stock issuable upon exercise of certain options and warrants.

Represents (i) 16,000,000 shares of Common Stock issuable to Mr. Berman upon exercise of certain options and warrants. Of this amount 12,500,000 shares of Common Stock are issuable upon exercise of certain warrants to Virenta, LLC of which Mr. Berman shares voting power with Mr. Miltenberger and 5 other persons.

Represents (i) 15,500,000 shares of Common Stock issuable to Mr. Miltenberger upon exercise of certain options and warrants. Of this amount 12,500,000 shares of Common Stock are issuable upon exercise of certain warrants to Virenta, LLC of which Mr. Miltenberger shares voting power with Mr. Berman and 5 other persons.

Represents (i) 1,500,000 shares of Common Stock owned by Mr. Reese, and (ii) 5,400,000 shares of Common Stock issuable upon exercise of certain options and warrants.

Represents (i) 1,317,040 shares of Common Stock owned by Mr. Bender, and (ii) 3,175,000 shares of Common Stock issuable upon exercise of certain options and warrants.

Represents 3,000,000 shares of Common Stock issuable to Mr. Bannerman upon exercise of certain options and warrants.

Represents 2,100,000 shares of Common Stock issuable to Mr. Bylander upon exercise of certain options and warrants.

Represents 2,000,000 shares of Common Stock issuable to Mr. McGeehan upon exercise of certain options and warrants.

(13) (14)

Represents (i) 80,682,333 shares of Common Stock issuable to Vestal Venture Capital upon exercise of certain options and warrants. Of this amount 20,181,249 shares of Common Stock are issuable upon exercise of certain options and warrants to Vestal Venture Capital. Mr. Allan Lyons, managing partner of 21st Century Strategic Investment Planning, LC is the General Partner on behalf of Vestal Venture Capital in voting these shares of Common Stock. Also includes 3,375,000 of shares of Common Stock issuable upon exercise of certain options and warrants to 21st Century Strategic Investment Planning, LC.

Represents (i) 5,982,144 shares of Common Stock owned by Mr. Friedman, and (ii) 11,500,000 shares of Common Stock issuable upon exercise of certain options and warrants.

Item 13. Certain Relationships and Related Transactions and Director Independence

Described below are certain transactions or series of transactions between us and our executive officers, directors and the beneficial owners of 5% or more of our common stock, on an as converted basis, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of our total assets as of year-end for the last three completed fiscal years, other than compensation arrangements that are otherwise required to be described under Executive Compensation.

Mr. Bannerman, Mr. McGeehan and Mr. Reese are the Companys independent directors as defined under NASDAQ Rule 4200(a)(14).

Mr. Arena serves on the board of directors of Corient, Inc. along with Mr. Bylander.

In March 2008, we issued to one institution and one individual, warrants to purchase an aggregate of 10,000,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of promissory notes in the aggregate amount of $1,000,000 made to us. One of our directors made the loan of which half was guaranteed by an officer and director of ours. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to piggyback registration rights upon filing by us of a registration statement.

In April 2008, we issued to one institution and three individuals, warrants to purchase an aggregate of 3,400,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of extensions for promissory notes in the aggregate amount of $425,000 made to us. Of this amount, 625,000 warrants were issued to one individual who is one of our directors for which a loan was made to us for $125,000. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to piggyback registration rights upon filing by us of a registration statement.

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

In May 2008, we issued to nineteen individuals, one institution and one trust warrants to purchase an aggregate of 15,225,000 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of promissory notes in the aggregate amount of $2,525,000 made to us. Of this amount, 10,750,000 warrants were issued to one individual who is one of our directors and another individual who is an officer and director for which a loan was made to us for $1,000,000 of which half was guaranteed by an officer and director of ours. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to piggyback registration rights upon filing by us of a registration statement.

In July 2008, we issued to two institutions and five individuals, warrants to purchase an aggregate of 8,572,500 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of promissory notes in the aggregate amount of $1,750,000 made to us. Of this amount, 5,000,000 warrants were issued to one individual who is one of our directors and another individual who is an officer and director for which a loan was made to us for $1,000,000 of which half was guaranteed by an officer and director of ours. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to piggyback registration rights upon filing by us of a registration statement.

In August 2008, we issued to six individuals and three institutions, warrants to purchase an aggregate of 19,500,000 shares of Common Stock at an exercise prices ranging from of $0.08 to $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of modifications to promissory notes in the aggregate amount of $1,850,000 made to us. Of this amount, 10,000,000 warrants were issued to one individual who is one of our directors and another individual who is an officer and director for which a loan was made to us for $1,000,000 of which half was guaranteed by an officer and director of ours. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to piggyback registration rights upon filing by us of a registration statement.

Also in August 2008, we issued a total of 56,457,026 shares of our Common Stock in exchange for the exercise of 146,653,041 warrants to six individuals and two institutions, one institution of which is an affiliate of the Company who exercised 72,180,357 cashless warrants in exchange for 29,755,357 shares of Common Stock. Of the total amount of shares issued, 11,953,177 shares of Common Stock were issued in exchange for 32,652,386 cashless warrants from one individual who is one of our directors and another individual who is an officer and director of ours. These shares of our Common Stock shall be issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things. However, all of these shares above are entitled to registration rights for which we have agreed to file a registration statement. The Company entered into a Lock-Up Agreement with the shareholder whereby the shareholder will be restricted to sell up to 1,400,000 common shares of the Company per month for a period of twelve months and provided that the Companys market capitalization is in excess of $100 million twelve months from the date of exercise, the shareholder shall be restricted to sell up to 1,400,000 common shares of the Company per month for a second period of twelve months.

In October 2008, we issued to one individual and one institution, warrants to purchase an aggregate of 13,000,000 shares of Common Stock at an exercise price of $0.10 per share, which vest according to performance. The warrants were issued in connection with consulting services performed for us. Of this amount, 12,500,000 warrants were issued to one institution that has an affiliation with one of our directors and another individual who is an officer of ours. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to piggyback registration rights upon filing by us of a registration statement.

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

Also in October 2008, we issued to four individuals and two institutions, warrants to purchase an aggregate of 17,600,000 shares of Common Stock at an exercise prices ranging from of $0.08 to $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. Of this amount, 5,000,000 warrants were issued to one institution that has an affiliation with one of our directors and another individual who is an officer of ours. The warrants were issued in connection with the execution of modifications to promissory notes in the aggregate amount of $1,487,500 made to us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to piggyback registration rights upon filing by us of a registration statement.

In November 2008, we issued to four individuals and one institution, warrants to purchase an aggregate of 19,000,000 shares of Common Stock at an exercise prices ranging from of $0.08 to $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. Of this amount, 10,000,000 warrants were issued to one institution that has an affiliation with one of our directors and another individual who is an officer of ours. The warrants were issued in connection with the execution of modifications to promissory notes in the aggregate amount of $1,225,000 made to us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to piggyback registration rights upon filing by us of a registration statement.

In January 2009, we issued to one institution and one individual, warrants to purchase an aggregate of 20,000,000 shares of Common Stock at an exercise price of $0.08 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of a promissory note extension in the aggregate amount of $1,000,000 made to us. One of our directors made the loan of which half was guaranteed by an officer and director of ours. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to piggyback registration rights upon filing by us of a registration statement.

In March 2009, we issued a total of 8,000,000 shares of our Common Stock in exchange for the exercise of 40,000,000 warrants to one individual and one institution. Of the total amount of shares issued, 8,000,000 shares of Common Stock were issued in exchange for 40,000,000 cashless warrants from one individual who is one of our directors and another individual who is an officer and director of ours. These shares of our Common Stock shall be issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

The Company believes that the foregoing transactions with its officers and directors were on terms no less favorable than could have been obtained from independent third parties.

Item 14. Principal Accounting Fees and Services

Audit Fees

Freedman & Goldberg, CPAs (Freedman) billed $86,071 and $75,030 for fiscal year 2008 and 2007, respectively.

Audit-Related Fees

Freedman billed $82,011 for fiscal year 2008 and $70,821 for fiscal year 2007.

Tax Fees

Freedman billed approximately $4,000for fiscal year 2008 and $4,209 for fiscal year 2007 for tax compliance, tax advice and tax planning. These services provided by Freedman include the preparation of the Companys federal and state tax returns.

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Companys Audit Committee is required to pre-approve all audit and non-audit services performed by the Companys independent auditors. The Companys Audit Committee, however, has not adopted any general pre-approval policy with regard to specified audit or non-audit services which may be provided by the independent auditors, but requires that the Companys Audit Committee grant specific pre-approval of each audit or non-audit service to be provided by the independent auditor before the independent auditor is engaged to render such service.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements; Schedules

Our consolidated financial statements for the years ended December 31, 2008 and 2007 begin on page F-1 of this annual report on Form 10-K. We are not required to file any financial statement schedules.

Exhibits

The Exhibit Table on the following page lists those documents that we are required to file with this annual report on Form 10-K.

42

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

i2 TELECOM INTERNATIONAL, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2008 AND 2007

43

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accountant	1

Consolidated Balance Sheets	2-3

Consolidated Statements of Operations	4

Consolidated Statements of Stockholders Equity	5-6

Consolidated Statements of Cash Flows	7

Notes to Consolidated Financial Statements	8-20

44

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

FREEDMAN & GOLDBERG

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

ERIC W. FREEDMAN MICHAEL GOLDBERG DAVID C. GREIP JULIE A. CHEEK	31150 NORTHWESTERN HIGHWAY, SUITE 200 FARMINGTON HILLS, MICHIGAN 48334 (248) 626-2400 FAX: (248) 626-4298	KAREN E. LONG GLORIA K. MOORE MICHAEL GOULD CHRISTINE L. MILLER JUDITH A. COOPER

Report of Independent Registered Public Accountant

To the Board of Directors

i2 Telecom International, Inc. and Subsidiaries

5070 Old Ellis Pointe

Suite 110

Roswell, Georgia 30076

We have audited the accompanying consolidated balance sheets of i2 Telecom International, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders equity and cash flows for the years then ended. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the companys internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessment of the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of i2 Telecom International, Inc. and Subsidiaries of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered ongoing losses from operations since its inception. These losses, as well as the uncertain conditions that the Company faces relative to its ongoing debt and equity fund-raising efforts, raise substantial doubt about the companys ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

/s/ Freedman & Goldberg

Freedman & Goldberg

Certified Public Accountants

Farmington Hills, MI

April 1, 2009

45

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

ASSETS
	2008	2007
Current Assets
Cash	$ 2,645	$ 194,279
Inventories	187,607	191,211
Prepaid Expenses and Other Current Assets	213,059	73,876
Total Current Assets	453,311	459,366

Property and Equipment, Net	1,253,074	432,823

Other Assets
Intangible Assets, Net of Amortization Deposits	2,788,947 38,840	3,014,851 38,840
Total Other Assets	2,827,787	3,053,691

Total Assets	$ 4,484,172	$ 3,945,880

46

i2 TELECOM INTERNATIONAL, INC. - 10-K - Annual Report	Date Filed: 4/1/09

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
	2008	2007
Current Liabilities Accounts Payable and Accrued Expenses Deferred Revenue Convertible Bonds Notes Payable-Current Notes Payable-Related Parties	$ 2,399,660 25,985 100,000 2,156,014 1,200,000	$ 2,421,105 23,674 100,000 3,109,175 875,000
Total Current Liabilities	5,881,659	6,528,954

Stockholders' Equity (Deficit)

Preferred Stock, No Par Value 7% Cumulative,

5,000,000 Shares Authorized, 0 and 800

Shares Issued and Outstanding, respectively

Common Stock, No Par Value, 500,000,000

Shares Authorized, 278,428,526 and 183,752,040

Shares Issued and Outstanding, respectively

Additional Paid-In Capital

Accumulated Deficit

	0 35,756,541 3,100,500 (40,254,528)	80,000 29,684,187 4,237,801 (37,305,062)
Total Stockholders' Equity (Deficit)	(1,397,487)	(2,583,074)
Total Liabilities and Stockholders' Equity (Deficit)	$ 4,484,172	$ 3,945,880

47

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Revenue	$ 629,824	$ 865,151

Cost of Revenue	705,495	1,006,873

Gross Profit (Loss)	(75,669)	(141,722)

General and Administrative Expenses	7,067,815	7,338,041

Loss From Operations	(7,143,484)	(7,479,763)

Other Income (Expense) Interest Income Interest Expense Gain on Forbearance of Debt Gain on Sale of Technology	0 (989,846) 2,190 5,193,620	40 (1,774,090) 165,061 (0)
Total Other Income (Expense)	4,205,964	(1,608,989)
Net Loss	(2,937,520)	(9,088,752)
Dividends on Preferred Stock	(12,000)	(325,432)
Net Loss to Common Shareholders	$ (2,949,520)	$ (9,414,184)

Weighted Average Common Shares: Basic	216,097,421	138,451,762
Basic Earnings (Loss) Per Common Share:	$ (.01)	$ (.07)

48

	Preferred Stock		Common Stock		Restricted Common Stock
	Shares	Value	Shares	Value	Shares
Balance, December 31, 2006	4,495	4,470,000	77,183,480	17,175,150	1,003,784
Issuance of Common Stock	-0-	-0-	-0-	-0-	-0-
Conversion of Preferred to Common	(3,695)	(3,670,000)	18,100,000	3,670,000	-0-
Conversion of Convertible Debt	-0-	-0-	47,171,993	4,277,141	-0-
Stock Dividend on Preferred Stock	-0-	-0-	8,020,575	675,828	-0-
Exercise of Options and Warrants	-0-	-0-	14,288,596	1,814,420	-0-
Transfer of Restricted Units	-0-	-0-	1,003,784	143,473	(1,003,784)
Stock Compensation	-0-	-0-	-0-	-0-	-0-
Stock Issued for Services and Debt	-0-	-0-	17,983,612	1,928,175	-0-
Warrants Issued for Services	-0-	-0-	-0-	-0-	-0-
Warrant issued with Convertible Debt	-0-	-0-	-0-	-0-	-0-
Net Loss for the Year Ended December 31, 2007	-0-	-0-	-0-	-0-	-0-
Dividends on Preferred Stock	-0-	-0-	-0-	-0-	-0-
Balance, December 31, 2007	800	800,000	183,752,040	29,684,187	-0-
Conversion of Preferred to Common	(800)	(800,000)	4,000,000	800,000	-0-
Exercise of Options and Warrants	-0-	-0-	67,672,296	3,720,103	-0-
Stock Compensation	-0-	-0-	-0-	-0-	-0-
Stock Issued for Services and Debt	-0-	-0-	17,361,260	1,552,250	-0-
Warrants Issued for Services	-0-	-0-	-0-	-0-	-0-
Net Loss for the Year Ended December 31, 2008	-0-	-0-	-0-	-0-	-0-
Dividends on Preferred Stock	-0-	-0-	-0-	-0-	-0-
Balance, December 31, 2008	-0-	-0-	272,785,596	35,756,540	-0-

The accompanying notes are an integral part of the financial statements.

	Restricted Common Stock	Additional Paid-In	Accumulated	Total
	Value	Capital	Deficit	Total
Balance, December 31, 2006	143,473	2,505,382	$ (27,890,878)	$ (3,596,873)
Issuance of Common Stock	-0-	-0-	-0-	-0-
Conversion of Preferred to Common	-0-	-0-	-0-	-0-
Conversion of Convertible Debt	-0-	545,341	-0-	4,822,482
Stock Dividend on Preferred Stock	-0-	-0-	-0-	675,828
Exercise of Options and Warrants	-0-	(1,359,997)	-0-	454,423
Transfer of Restricted Units	(143,473)	-0-	-0-	-0-
Stock Compensation	-0-	988,530	-0-	988,530
Stock Issued for Services and Debt	-0-	-0-	-0-	1,928,175
Warrants Issued for Services	-0-	521,547	-0-	521,547
Warrant issued with Convertible Debt	-0-	1,036,998	-0-	1,036,998
Net Loss for the Year Ended December 31, 2007	-0-	-0-	(9,088,752)	(9,088,752))
Dividends on Preferred Stock	-0-	-0-	(325,432)	(325,432)
Balance, December 31, 2007	-0-	$ 4,237,801	$ (37,305,007)	$ (2,583,019)
Conversion of Preferred to Common	-0-	-0-	-0-	-0-
Exercise of Options and Warrants	-0-	(3,218,551)	-0-	501,552
Stock Compensation	-0-	2,081,250	-0-	2,081,250
Stock Issued for Services and Debt	-0-	-0-	-0-	1,552,250
Warrants Issued for Services	-0-	521,547	-0-	521,547
Net Loss for the Year Ended December 31, 2008	-0-	-0-	(2,937,521)	(2,937,521)
Dividends on Preferred Stock	-0-	-0-	(12,000)	(12,000)
Balance, December 31, 2008	$ -0-	$ 3,100,500	$ (40,254,528)	$ (1,397,488)

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

For the Years Ended December 31, 2008 and 2007

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007

Cash Flows From Operations

Net Loss From Continuing Operations

Adjustments to Reconcile Net Income to Net

Cash Provided By Operating Activities

Bad Debts

Depreciation and Amortization

Loss on Disposal of Assets

Gain on Forbearance of Debt

Stock Compensation

(Increase) Decrease In:

Accounts Receivable

Inventories

Prepaid Expenses

Other Assets

Increase (Decrease) In:

Accounts Payable and Accrued Expenses

Deferred Revenue

Net Increase (Decrease)

	$ (2,937,521) 0 663,821 0 0 349,827 (2,350) 3,604 (54,179) 0 (90,251) 2,311 (87,940)	$ (9,088,752) 69,476 693,195 0 (110,000) 988,529 (9,654) 164,689 2,220,726 (11,000) 1,241,279 (32,326) 1,208,953
Net Cash Used In Operating Activities	(2,064,738)	(3,873,838)
Cash Flows From Investing Activities Equipment Purchases Payments for Patents and Trademarks	(1,143,068) (115,101)	(26,609) -0-
Net Cash Used In Investing Activities	(1,258,168)	(26,609)

Cash Flows From Financing Activities

Proceeds from Issuance of Convertible Notes

Payments on Convertible Notes

Proceeds From Notes Payable

Payment of Notes Payable

Issuance of Common Stock

Proceeds from redemption of options

Payment for Financing Cost

	0 0 2,969,024 (3,597,186) 1,064,860 630,679 2,063,894	2,375,000 (1,325,000) 3,485,000 (1,687,432)) 0 439,347 0
Net Cash Provided By Financing Activities	3,131,271	3,286,915

Increase (Decrease) in Cash	(191,635)	(613,532)
Balance, Beginning of Period	194,279	807,811
Balance, End of Period	$ 2,644	$ 194,279

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

For the Years Ended December 31, 2008 and 2007

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2008 and 2007

Note 1. Summary of Significant Accounting Policies

This summary of significant accounting policies of i2 Telecom International, Inc. and Subsidiary (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

A.

Nature of Operations The parent Company was incorporated under the laws of the State of Washington on October 17, 1988, and the operating subsidiary was incorporated on February 28, 2002. The Company, headquartered in Atlanta, Georgia, is a telecommunications service provider of Voice over Internet Protocol (VoIP) technology. The Company has proprietary patent pending technology that allows transmission of VoIP, connection to long distance public-switched telephone network (PSTN), and other enhanced communications services through an Internet Access Device (IAD).

The Company has targeted specific markets that are connected to the Internet. Customers are supplied an i2 Telecom IAD micro gateway, which will enable them to: 1) make, at no cost other than the initial cost of micro gateway and the subscription fee, unlimited calls to other i2 Telecom subscribers anywhere in the world using the customers existing phone (no new or special IP phone required); 2) make long distance calls to people who use a normal telephone line using the i2 Telecom least cost routing network that provides competitive long distance rates; and 3) use either a broadband (DSL, Cable, etc.) or dial up service.

B.

Basis of Consolidation The consolidated financial statements include the accounts of SuperCaller Community, Inc., a wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

C.	Revenues - The Company recognizes revenue from sale of its i2 Telecom IAD micro gateway at time of shipment. Revenues from per-minute charges and user fees are recognized as incurred by its customers.

D.	For purposes of the statement of cash flows, the Company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents.

E.	Inventories - Inventories consisting of purchased components available for resale are stated at lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis.

F.	Costs associated with obtaining loans have been capitalized and are being amortized on a straight-line basis over the life of the loan.

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

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

For the Years Ended December 31, 2008 and 2007

Note 1. Summary of Significant Accounting Policies (continued)

H.

Intangible Assets The Company has capitalized certain costs related to registering trademarks and patent pending technology. In accordance with SFAS No. 142, intangible assets with an indefinite life are not amortized but are tested for impairment at least annually or whenever changes circumstances indicate that the carrying value may not be recoverable. The Company amortizes its intangible assets with a finite life over 10 years on a straight-line basis.

I.

In accordance with SFAS No. 144, the Company reviews its long-lived assets, including property and equipment, goodwill and other identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The Company had no impairment of assets during the years ended December 31, 2008 and 2007.

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

K.

Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Companys consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

L.

Research and Development Expenses The Company expenses research and development expenses as incurred. Amounts payable to third parties under product development agreements are recorded at the earlier of the milestone achievement, or when payments become contractually due.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15. 2007. Management is currently evaluating the effect that adoption of this statement will have on the Companys consolidated financial position and results of operations

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

For the Years Ended December 31, 2008 and 2007

Note 1. Summary of Significant Accounting Policies (continued)

On January 1, 2007, we adopted FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain income tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The adoption of FIN No. 48 on January 1, 2007 did not result in a cumulative-effect adjustment or have an effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. Two FASB Staff Positions on SFAS No. 157 were subsequently issued. On February 12, 2007, FSP No. 157-2 delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP is effective for fiscal years beginning after November 15, 2008. On February 14, 2007, FSP No. 157-1 excluded FASB No. 13 Accounting for Leases and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations or FASB No. 141R, Business Combinations. This FSP is effective upon initial adoption of SFAS No. 157. We are assessing the impact that SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the FASB ratified the consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF No. 06-3). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, USF contributions and excise taxes. The Task Force concluded that entities should present these taxes in the income statement on either a gross or net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. If such taxes are significant and are presented on a gross basis, the amount of those taxes should be disclosed. The consensus on EITF No. 06-3 was effective for interim and annual reporting periods beginning after December 15, 2006. We currently record sales, use and excise taxes on a net basis in our consolidated financial statements whereas USF contributions are recorded on a gross basis in our consolidated financial statements. The adoption of EITF No. 06-3 did not have an effect on our consolidated results of operations.

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008 and 2007

Note 2. Property and Equipment

The major components of property and equipment at December 31, 2008 and 2007 are as follows:

	2008	2007
Network Equipment Office Equipment Software Software Development Lab Equipment Furniture and Fixtures	$ 1,115,822 267,181 889,632 639,744 40,277 43,884	$ 813,209 222,924 733,177 0 40,277 43,884
Less: Accumulated Depreciation	2,996,540 1,743,466	1,853,471 1,042,648
Net Property and Equipment	$ 1,253,074	$ 432,823

Depreciation charged to operations was $322,818 and $358,212 for the years ended December 31, 2008 and 2007, respectively.

Note 3. Intangible Assets

Intangible assets at December 31, 2008 and 2007 consisted of the following, at cost:

	2008	2007
Patent Pending Technology	$3,190,917	$ 3,190,917
Trademark	274,017	158,917
Accumulated Amortization	3,464,934 675,987	3,349,834 334,983
Intangible Assets, net	2,788,947	3,014,851

The Company has filed for several patents, two of which have been granted, and several of which are pending. The life of the technology is estimated to be ten years and is being amortized, beginning January 1, 2007. As of December 31, 2008, the Company has determined there is no impairment of the intangible assets.

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008 and 2007

Note 4. Notes Payable

Notes Payable as of December 31, 2008 and 2007 consisted of the following:

2008	2007

a. 10% note payable due to an individual shareholder of the company payable in monthly installments of $4,000, including interest, through June 27, 2009 when all outstanding principal and interest is due. The note is unsecured and guaranteed by an officer of the Company.	146,013	248,047

b. 12% note payable. The principal and all accrued interest were due on December 31, 2008. The note is unsecured and guaranteed by an officer of the Company. In March 2009, the maturity date was extended until June 30, 2009.	100,000	100,000

c. 10% note payable. The principal and all accrued interest were due in June 2008. The note was unsecured. The note was paid off in June 2008.	0	61,128

d. 8% note payable. The principal and all accrued interest were due on December 31, 2008. The note is unsecured. In March 2009, the maturity date was extended until June 30, 2009.	25,000	25,000

e. 8% note payable. The principal and all accrued interest were due on December 31, 2008. The note is unsecured. In March 2009, the maturity date was extended until June30, 2009.	25,000	25,000

f. 12% note payable. The principal and all accrued interest was due on December 31, 2008. The note is unsecured. The note was paid off in June 2008.	0	100,000

g. 12% note payable. The principal and all accrued interest were due on December 31, 2008. The note is unsecured. The note was paid off in June 2008.	0	200,000

h. 12% note payable to an institutional investor. The principal and all accrued interest were due on November 24, 2008. The note is secured. In November 2008, the maturity date was extended until April 24, 2009.	150,000	600,000
i. 12% note payable to an institutional investor. The principal and all accrued interest were due on November 24, 2008. The note is secured. In November2008, the maturity date was extended until April 24, 2009.	162,500	650,000

j. 12% note payable to an institutional investor. The principal and all accrued interest were due on December 7, 2008. The note is secured. In December2008, the maturity date was extended until May 7, 2009.	62,500	250,000

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008 and 2007

k. 12% note payable to an institutional investor. The principal and all accrued interest were due on November 22, 2008. The note is secured. In November 2008, the maturity date was extended until April 24, 2009.	25,000	0
l. 12% note payable to an institutional investor. The principal and all accrued interest were due on March 23, 2009. The note is secured. In March 2009, the maturity date was extended until June 23, 2009.	135,000	0

m. 12% note payable. The principal and all accrued interest were due on November 27, 2008. The note is secured. In November 2008, the maturity date was extended until April 27, 2009.	50,000	200,000

n. 12% note payable. The principal and all accrued interest were due on December 7, 2008. The note is secured. In December 2008, the maturity date was extended until May 7, 2009.	100,000	0

o. 12% note payable. The principal and all accrued interest were due on December 14 2, 2008. The note is secured. In Decmeber 2008, the maturity date was extended until May 15, 2009.	100,000	100,000
p. 12% note payable. The principal and all accrued interest were due on February 10, 2009. The note is secured. In March 2009, the maturity date was extended until June 12, 2009.	100,000	100,000
q. 12% note payable. The principal and all accrued interest were due on February 22, 2009. The note is secured. In February 2009, the maturity date was extended until April 27, 2009.	50,000	100,000
r. 12% note payable. The principal and all accrued interest were due on November 19, 2008. The note is secured. In November 2008, the maturity date was extended until May 20, 2009.	100,000	0
s. 12% note payable. The principal and all accrued interest were due on November 20, 2008. The note is secured. In November 2008, the maturity date was extended until June 1, 2009.	200,000	0
t. 12% note payable. The principal and all accrued interest were due on June 1, 2008. The note was unsecured. The note was paid off in June 2008.	0	50,000

u. 12% notes payable to a director and an individual. The principal and all accrued interest were due on January 25, 2009. The note is secured and half is guaranteed by an officer of the Company. In January 2009, the maturity date was extended until May 25, 2009.	1,000,000	1,000,000
v. 12% notes payable to a director and an individual. The principal and all accrued interest were due on January 25, 2009. The note is secured. In January 2009, the maturity date was extended until May 25, 2009.	100,000	0

w. 12% notes payable to a director and an individual. The principal and all accrued interest were due on January 25, 2009. The note is unsecured. In January 2009, the maturity date was extended until May 25, 2009.	100,000	0

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008 and 2007

x. 12% note payable to a director. The principal and all accrued interest were due on June 7, 2008. The lender is an entity controlled by director of the Company. The note was secured. The note was paid off in June 2008.	0	125,000

y. 12% note payable. The principal and all accrued interest were due on December 1, 2008. The note is secured. In December 2008, the maturity date was extended until May 1, 2009.	25,000	50,000

z. 12% note payable. The principal and all accrued interest were due on August 28, 2008. The note is secured. In August 2008, the maturity date was extended until April 28, 2009.	50,000	50,000

aa. 12% note payable. The principal and all accrued interest were due on December 7, 2008. The note is secured. In December 2008, the maturity date was extended until May 7, 2009.	50,000	50,000

bb. 12% note payable. The principal and all accrued interest were due on December 1, 2008. The note is secured. In December 2008, the maturity date was extended until May 1, 2009.	50,000	100,000
cc. 12% note payable. The principal and all accrued interest were due on December 1, 2008. The note is secured. In December 2008, the maturity date was extended until May 1, 2009.	50,000	100,000
dd. 12% note payable. The principal and all accrued interest were due on November 20, 2008. The note is secured. In November 2008, the maturity date was extended until May 20, 2009.	25,000	50,000
ee. 12% note payable. The principal and all accrued interest were due on December 15, 2008. The note is secured. In December 2008, the maturity date was extended until May 15, 2009.	50,000	0
ff. 12% note payable. The principal and all accrued interest were due on December 25, 2008. The note is secured. In December 2008, the maturity date was extended until May 25, 2009.	25,000	0
gg. 12% note payable. The principal and all accrued interest were due on December 1, 2008. The note is secured. In December 2008, the maturity date was extended until May 1, 2009.	25,000	0
hh. 12% note payable. The principal and all accrued interest were due on November 25, 2008. The note is secured. In November 2008, the maturity date was extended until May 25, 2009.	50,000	0

ii. 12% note payable. The principal and all accrued interest were due on December 28, 2008. The note is secured. In January 2009, the maturity date was extended until June 28, 2009.	50,000	0

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008 and 2007

jj. 12% note payable. The principal and all accrued interest were due on December 14, 2008. The note is secured. In January 2009, the maturity date was extended until May 14, 2009.	50,000	0

kk. 12% note payable. The principal and all accrued interest were due on December 14, 2008. The note is secured. In January 2009, the maturity date was extended until April 14, 2009.	25,000	0

ll. 12% note payable. The principal and all accrued interest were due on November 18, 2008. The note is secured. In November 2009, the maturity date was extended until May 19, 2009.	100,000	0

Total Notes Payable	$3,356,014	3,984,175
Due to Officers and Directors	1,200,000	875,000
Due to Others	$2,156,014	$3,109,175

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008 and 2007

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

Convertible bonds remaining at December 31, 2008 and December 31, 2007 consisted of the following:

	2008	2007
December 2006 6% Convertible Bonds-	$ 50,000	$ 50,000
February 2007 6% Convertible Bonds	50,000	50,000
	$ 100,000	$ 100,000

Note 6. Certain Related Party Transactions

Interest expense incurred on certain notes from officers and directors for the years ended December 31, 2008 and 2007 was $116,909 and $79,474 respectively

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008 and 2007

Note 7. Advertising Costs

The Company expenses advertising costs as incurred. For the years ended December 31, 2008 and 2007, $100,707 and $8,383 of advertising costs were expensed, respectively.

Note 8. Research and Development Costs

The Company expenses research and development costs as incurred. For the years ended December 31, 2008 and 2007, $17,384 and $300,000 of research and development costs were expensed, respectively.

Note 9. Income Taxes

The Company has incurred net operating losses for federal income tax purposes of $953,802 and $6,453,396 for the years ended 2008 and 2007 respectively At December 31, 2008, the Company has total net operating loss carry forwards of $42,739,793 which expire in various years ranging from 2009 to 2028.

Deferred taxes are detailed as follows:

	2008	2007
Deferred Income Tax Liability Amortization of Patents and Trademarks	$216,982	$ 259,511
Deferred Income Tax Assets Net Operating Loss Available Amortization of R&D Expenses Accrued Expenses	14,538,336 195,329 1,535,008	14,207,237 244,161 962,220
	16,268,673	15,413,618
Valuation Allowance	16,051,691	15,154,107
Deferred Income Tax Asset	216,982	259,511
Net Deferred Income Taxes	$ -0-	$ -0-

The valuation allowance is evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer required. Due to the above valuation allowance, the Company has not recorded any assets for deferred taxes as of December 31, 2008 and 2007.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008 and 2007

Note 10. Supplemental Cash Flow Disclosures

Interest paid, income taxes paid and non-cash transactions incurred during the years ended December 31, 2008 and 2007 was as follows:

	2008	2007
Interest Paid	$ 46,143	359,723
Income Taxes	$ -0-	$ -0-
Non-Cash Transactions: Payment of Debt via Stock Payment of Dividends via stock Conversion of Debt to Stock Cashless Exercise of Warrants	$ 1,008,264 0 0 3,218,551	$ 921,146 675,828 3,917,581 1,262,573

.

Note 11. Stock Options and Warrants

During 2004, the Companys board of directors approved a stock option plan for its officers, directors and certain key employees. Generally, the options vest based on the attainment of certain performance criteria set forth in the option agreements. In additions, the Company has issued stock warrants to key employees, consultants, and certain investors, with expiration dates of one-to-five years. Effective January 1, 2005, the Company adopted early application of SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, which was previously used by the Company (See Note 18). Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Under APB 25, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price, the intrinsic value method. Under SFAS 123R, Accounting for Stock-Based Compensation, the Company recognizes an expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Beginning January 1, 2005, all stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123R and related interpretations. The change to FSAS No. 123 has been accounted for as change in accounting principle and the cumulative effect on prior years has been reflected on the consolidated statement of operations.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008 and 2007

The summary of the status of the Companys stock option plan as of December 31, 2008 and 2007 and changes during the periods then ended is as follows:

	2008		2007
	Number of Options/ Warrants	Weighted Average Exercise Price	Number of Options/ Warrants	Weighted Average Exercise Price
Outstanding at Beginning of Period	122,248,231	$ .23	81,168,183	$ .23
Options Granted Warrants Granted Exercised Forfeited	15,100,000 204,463,500 (12,514,834) (164,468,554)	$ .09 $ .10 $ .58 $ .19	13,468,098 59,797,619 (11,634,951) (20,350,718)	$ .09 $ .10 $ .58 $ .19
Outstanding at End of Period	164,828,343	$ .13	122,448,231	$ .13
Options Exercisable at End of Period	137,354,425	$ .09	110,993,317	$ ..45
Weighted-average Fair Value of Options Granted During the Period		$ .10		$ ..03

As of December 31, 2008, the range of option and warrant exercise prices for outstanding and exercisable options and warrants was $.01 to $1.00 with a weighted average remaining contractual life of 2.62 years.

During the years ended December 31, 2008 and 2007, total compensation costs recognized in income from stock-based compensation awards was $349,828 and $988,530 respectively

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008 and 2007

Note 12. Restricted Stock

On December 31, 2003, the Company amended its 2002 Stock Option Plan to properly administer the granting of Restricted Stock. Under the amended plan, employees are granted restricted stock without cost to the employee. Each restricted share unit awarded to a participant represents an unfunded, unsecured right, which is nontransferable except in the event of death, of the employee to receive one share of common stock, no par value on the date specified in the grant. The restricted share stock granted under the plan vest evenly over three years, with immediate vesting upon termination. Information with respect to restricted share units as of December 31, 2008 and 2007 is as follows:

	2008	2007
	Common	Common
Restricted Stock-Beginning of Year	-0-	1,003,784
Restricted Stock Granted	-0-	0
Transfer to Common Stock Due to Lapse of Restrictions	-0-	(1,003,784)
Restricted Stock-End of Year	-0-	0
Weighted Average Fair Value of Shares	$ .00	$ .00
Pre-Tax Compensation Expense Charged to Earnings, net of cancellations	$ 0	$ 0

Note 13. Lease Obligations

The Company leases its office facilities in Roswell, Georgia under an operating lease expiring in March 2009. The Company also leases space for its network operations expiring in February 2009.

Total rents paid during the years ended December 31, 2008 and 2007 were $76,624 and $81,843.

Future minimum lease obligations under all operating leases are as follows:

December 31, 2009 December 31, 2010 December 31, 2011 December 31, 2012 December 31, 2013	$ 17,547 -0- -0- -0- -0-
$ 17,547

Note 14. Realization of Assets

As shown in the accompanying financial statement, the Company incurred a net loss of $2,937,520 and $9,088,752 during the years ended December 31, 2008 and 2007, respectively, and as of December 31, 2008, the Companys current liabilities exceeded its current assets by $5,478,348 and its total liabilities exceeded its total assets by $1,397,487.

The factors noted in the preceding paragraph, as well as the uncertain conditions that the Company faces relative to its ongoing debt and equity fund-raising efforts, creates a substantial doubt as to the Companys ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Companys success in its ability to obtain needed financing and increase revenues.

The Company has identified several new business strategies that may enable the Company to reach its profitability goals.  First, the Company currently has a detailed plan under which it will bring in new capital for both its short term as well as its long term liquidity needs.  The Company is in negotiations with several companies to enable the Company to ultimately expand the

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008 and 2007

market and revenues for its products and services.  Management believes that new products it has in development, the potential for newly identified business relationships coupled with new capital from sophisticated institutional investors, should allow the Company to achieve its goal of positive cash flow within the next twelve months.

Note 15. Preferred Stock

During the year ended December 31, 2008 and 2007, 800 and 3,695 shares of the Companys preferred stock were converted into 4,000,000 and 18,100,000 shares of common stock, respectively.

During the years ended December 31, 2008 and 2007 the Company accrued dividends of $12,000 and $325,432. As of December 31, 2008, and 2007 the company has unpaid dividends of $27,491 and $15,491.

Note 16. Subsequent Events

In January 2009, we issued to one institution and one individual, warrants to purchase an aggregate of 20,000,000 shares of Common Stock at an exercise price of $0.08 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of a promissory note extension in the aggregate amount of $1,000,000 made to us. One of our directors made the loan of which half was guaranteed by an officer and director of ours. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to piggyback registration rights upon filing by us of a registration statement.

In March 2009, we issued a total of 8,000,000 shares of our Common Stock in exchange for the exercise of 40,000,000 warrants to one individual and one institution. Of the total amount of shares issued, 8,000,000 shares of Common Stock were issued in exchange for 40,000,000 cashless warrants from one individual who is one of our directors and another individual who is an officer and director of ours. These shares of our Common Stock shall be issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

The Company believes that the foregoing transactions with its officers and directors were on terms no less favorable than could have been obtained from independent third parties.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008 and 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I2 TELECOM INTERNATIONAL, INC.

By:	/s/ Paul R. Arena
Paul R. Arena
Chairman of the Board and
Chief Executive Officer

Date: April 1, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Paul R. Arena	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and (Principal Financial Officer)	April 1, 2009
Paul R. Arena

/s/ Audrey L. Braswell	Director	April 1, 2009
Audrey L. Braswell

/s/ D. Christer Bylander	Director	April 1, 2009
D. Christer Bylander

/s/ Montgomery L. Bannerman	Director	April 1, 2009
Montgomery L. Bannerman

/s/ Andrew L. Berman	Director	April 1, 2009
Andrew L. Berman

/s/ Timothy McGeehan	Director	April 1, 2009
Timothy McGeehan

/s/ David Reese	Director	April 1, 2009
David Reese

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008 and 2007

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

Incorporated by reference to Exhibit 2.1 to the Companys Current Report on Form 8-K filed on February 2, 2004.

2.2		Asset Purchase Agreement dated as of January 30, 2004, between the Company and InTransit Media, Inc.	Incorporated by reference to Exhibit 2.2 to the Companys Current Report on Form 8-K filed on February 2, 2004.

2.3		First Amendment to Asset Purchase Agreement, dated February 26, 2004, between the Company and InTransit Media, Inc.	Incorporated by reference to Exhibit 2.3 to the Companys Current Report on Form 8-K filed on March 12, 2004.

3.1		Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.1 to the Companys Annual Report on Form 10-KSB for the year ended December 31, 2003.

3.2		Bylaws, as amended.	Incorporated by reference to Exhibit 3.2 to the Companys Annual Report on Form 10-KSB for the year ended December 31, 2003.

3.3		Certificate of Designations of Rights and Preferences of Preferred Stock Series D of i2 Telecom International, Inc.	Incorporated by reference to Exhibit 3.1 to the Companys Current Report on Form 8-K filed August 13, 2004.

3.4		Amendment to the Companys Articles of Incorporation filed June 3, 2004.	Incorporated by reference to Exhibit 3.1 to the Companys Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.
3.5	Certificate of Designations for Series E Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Companys Current Report on Form 8-K filed November 22, 2005.
3.6		Amendment to the Companys Articles of Incorporation filed April 17, 2006.	Incorporated by reference to Exhibit 3.1.8 to the Companys Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006.
4.1		Form of Warrant issued by the Company to each buyer in connection with the 2004 Private Placement.	Incorporated by reference to Exhibit 4.1 to the Companys Current Report on Form 8-K filed August 13, 2004.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008 and 2007

4.2	Form of Additional Investment Right issued by the Company to each buyer in connection with the 2004 Private Placement.	Incorporated by reference to Exhibit 4.2 to the Companys Current Report on Form 8-K filed August 13, 2004.

4.3	Registration Rights Agreement among the Company and the buyers signatory thereto entered into in connection with the 2004 Private Placement.	Incorporated by reference to Exhibit 4.3 to the Companys Current Report on Form 8-K filed August 13, 2004.

4.4	Form of Warrant issued by i2 Telecom International, Inc., a Delaware corporation, and converted in the Merger, exercisable until February 27, 2007, at an exercise price of $0.9031.	Incorporated by reference to Exhibit 4.4 to the Companys Registration Statement on Form SB-2 (No. 333-119254).
4.5	Warrant dated April 19, 2005 to purchase 52,083 shares of Common Stock granted to Midsouth Investor Fund, LP.	Incorporated by reference to Exhibit 4.1 to the Companys Current Report on Form 8-K filed April 25, 2005.
4.6	Registration Rights Agreement dated as of April 19, 2005 between the Company and Midsouth Investor Fund, LP.	Incorporated by reference to Exhibit 4.2 to the Companys Current Report on Form 8-K filed April 25, 2005.
4.7	Warrant dated April 25, 2005 to purchase 156,249 shares of Common Stock granted to Vestal Venture Capital.	Incorporated by reference to Exhibit 4.3 to the Companys Current Report on Form 8-K filed April 25, 2005.
4.8	Registration Rights Agreement dated as of April 25, 2005 between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 4.4 to the Companys Current Report on Form 8-K filed April 25, 2005.
4.9	Warrant dated June 28, 2005 to purchase 26,042 shares of the Companys common stock granted to Hubert G. Phipps.	Incorporated by reference to Exhibit 4.1 to the Companys Current Report on Form 8-K filed July 5, 2005.
4.10	Registration Rights Agreement dated as of June 28, 2005 between the Company and Hubert G. Phipps.	Incorporated by reference to Exhibit 4.2 to the Companys Current Report on Form 8-K filed July 5, 2005.
4.11	Warrant dated July 7, 2005 to purchase 39,062 shares of the Companys common stock granted to Paul R. Arena.	Incorporated by reference to Exhibit 4.1 to the Companys Current Report on Form 8-K filed July 12, 2005.
4.12	Registration Rights Agreement dated as of July 7, 2005 between the Company and Paul R. Arena.	Incorporated by reference to Exhibit 4.2 to the Companys Current Report on Form 8-K filed July 12, 2005.
4.13	Stock Option Agreement dated July 6, 2005 to purchase 85,714 shares of the Companys common stock granted to James Rose.	Incorporated by reference to Exhibit 4.3 to the Companys Current Report on Form 8-K filed July 12, 2005.
4.14	Stock Option Agreement dated July 7, 2005 to purchase 168,000 shares of the Companys common stock granted to James Rose.	Incorporated by reference to Exhibit 4.4 to the Companys Current Report on Form 8-K filed July 12, 2005.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008 and 2007

4.15	Warrant dated August 30, 2005 to purchase 25,000 shares of the Companys common stock granted to Aubrey L. Braswell.	Incorporated by reference to Exhibit 4.1 to the Companys Current Report on Form 8-K filed September 6, 2005.
4.16	Registration Rights Agreement dated September 7, 2005 among the Company, Troon & Co., Gregory P. McGraw and Jordan E. Glazov.	Incorporated by reference to Exhibit 99.1 to the Companys Current Report on Form 8-K filed September 13, 2005.
4.17	Stock Option Agreement dated as of September 12, 2005 between the Company and Louis Libin.	Incorporated by reference to Exhibit 99.7 to the Companys Current Report on Form 8-K filed September 14, 2005.
4.18	Stock Option Agreement dated as of September 12, 2005 between the Company and Aubrey L. Braswell.	Incorporated by reference to Exhibit 99.10 to the Companys Current Report on Form 8-K filed September 14, 2005.
4.19	Form of Warrant dated July 12, 2005 by and amongst the Company and the purchasers of the Companys Series E Preferred Stock.	Incorporated by reference to Exhibit 4.1 to the Companys Current Report on Form 8-K filed November 22, 2005.
4.20	Warrant dated November 3, 2005 by and between the Company and Braswell Enterprises, LP.	Incorporated by reference to Exhibit 4.1 to the Companys Current Report on Form 8-K filed December 07, 2005.
4.21	Warrant dated November 18, 2005 by and between the Company and Mena Investment.	Incorporated by reference to Exhibit 4.2 to the Companys Current Report on Form 8-K filed December 07, 2005.
4.22	Warrant dated November 18, 2005 by and between the Company and Dr. Angela Ranzini.	Incorporated by reference to Exhibit 4.3 to the Companys Current Report on Form 8-K filed December 07, 2005.
4.23	Warrant dated November 23, 2005 by and between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 4.4 to the Companys Current Report on Form 8-K filed December 07, 2005.
4.24	Registration Rights Agreement dated November 3, 2005 by and between the Company and Braswell Enterprises, LP.	Incorporated by reference to Exhibit 10.5 to the Companys Current Report on Form 8-K filed December 07, 2005.
4.25	Registration Rights Agreement dated November 18, 2005 by and between the Company and Dr. Angela Ranzini.	Incorporated by reference to Exhibit 10.6 to the Companys Current Report on Form 8-K filed December 07, 2005.
4.26	Registration Rights Agreement dated November 18, 2005 by and between the Company and Mena Investment.	Incorporated by reference to Exhibit 10.7 to the Companys Current Report on Form 8-K filed December 07, 2005.
4.27	Registration Rights Agreement dated November 23, 2005 by and between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.8 to the Companys Current Report on Form 8-K filed December 07, 2005.
4.28	Warrant, dated as of January 9, 2006, between the Company and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.4 to the Companys Current Report on Form 8-K filed January 12, 2006.
4.29	Investor Registration Rights Agreement, dated as of January 9, 2006, between the Company and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.5 to the Companys Current Report on Form 8-K filed January 12, 2006.

The accompanying notes are an integral part of the financial statements.

i2 TELECOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008 and 2007

4.30	Warrant dated January 30, 2006 by and between the Company and Richardson & Patel, LLP.	Incorporated by reference to Exhibit 4.35 to the Companys Annual Report on Form 10-KSB filed April 4, 2006.
4.31	Warrant dated January 30, 2006 by and between the Company and Peter Hogan.	Incorporated by reference to Exhibit 4.36 to the Companys Annual Report on Form 10-KSB filed April 4, 2006.
4.32	Warrant Agreement dated March 11, 2003, granted to Robert F. Hussey to purchase 65,000 shares of the Companys common stock.	Incorporated by reference to Exhibit 10.22 to the Companys Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.
4.33	Warrant dated February 28, 2006 between the Company and Phillip Rapp, Jr.	Incorporated by reference to Exhibit 4.38 to the Companys Annual Report on Form 10-KSB filed April 4, 2006.
4.34	Warrant dated March 17, 2006 between the Company and Phillip Rapp, Jr.	Incorporated by reference to Exhibit 21 to the Companys Annual Report on Form 10-KSB filed April 4, 2006.
4.35	Form of Warrant dated December 29, 2006 for $2 million financing	Incorporated by reference to Exhibit 10.1 to the Companys Current Report on Form 8-K filed January 5, 2007.
4.36	Form of Registration Rights Agreement dated December 29, 2006 for $2 million financing	Incorporated by reference to Exhibit 10.2 to the Companys Current Report on Form 8-K filed January 5, 2007.
4.37	Form of Registration Rights Agreement dated February 28, 2007 for $2 million financing	Incorporated by reference to Exhibit 10.1 to the Companys Current Report on Form 8-K filed March 1, 2007.
4.38	Form of Warrant dated February 28, 2007 for $2 million financing	Incorporated by reference to Exhibit 10.2 to the Companys Current Report on Form 8-K filed March 1, 2007.
4.39	Warrant dated July 9, 2007 for the benefit of Vestal Venture Capital.	Incorporated by reference to Exhibit 10.2 to the Companys Current Report on Form 8-K filed July 13, 2007.
4.40	Registration Rights Agreement dated July 9, 2007, by and between i2 Telecom International, Inc. and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.3 to the Companys Current Report on Form 8-K filed July 13, 2007.
4.41	Form of Warrant by and between the Company and Vestal Venture Capital	Incorporated by reference to Exhibit 4.3 to the Companys Current Report on Form 8-K filed October 4, 2007.
4.42	Form of Registration Rights Agreement by and between the Company and Vestal Venture Capital	Incorporated by reference to Exhibit 4.4 to the Companys Current Report on Form 8-K filed October 4, 2007.
4.43	Form of Warrant by and between the Company and Braswell Enterprises, LP	Incorporated by reference to Exhibit 4.7 to the Companys Current Report on Form 8-K filed October 4, 2007.
4.44	Form of Registration Rights Agreement by and between the Company and Braswell Enterprises, LP	Incorporated by reference to Exhibit 4.8 to the Companys Current Report on Form 8-K filed October 4, 2007.

The accompanying notes are an integral part of the financial statements.

4.45	Form of Warrant by and between the Company and Paul Arena	Incorporated by reference to Exhibit 4.11 to the Companys Amendment to Current Report on Form 8-K filed October 5, 2007.
4.46	Form of Registration Rights Agreement by and between the Company and Paul Arena	Incorporated by reference to Exhibit 4.12 to the Companys Amendment to Current Report on Form 8-K filed October 5, 2007.
4.47	Warrant dated August 06, 2007 for the benefit of Vestal Venture Capital.	Incorporated by reference to Exhibit 10.12 to the Companys Quarterly Report on Form 10-QSB filed November 14, 2007.
4.48	Registration Rights Agreement by and between the Company and Vestal Venture Capital dated September 28, 2007.	Incorporated by reference to Exhibit 10.14 to the Companys Quarterly Report on Form 10-QSB filed November 14, 2007.
4.49	Warrant dated August 31, 2007 for the benefit of Phipps.	Incorporated by reference to Exhibit 10.16 to the Companys Quarterly Report on Form 10-QSB filed November 14, 2007.
4.50	Registration Rights Agreement by and between the Company and Phipps dated August 31, 2007.	Incorporated by reference to Exhibit 10.17 to the Companys Quarterly Report on Form 10-QSB filed November 14, 2007.
4.51	Warrant dated November 04, 2007 for the benefit of Vestal Venture Capital.	Incorporated by reference to Exhibit 10.29 to the Companys Quarterly Report on Form 10-QSB filed November 14, 2007.
4.52	Warrant dated November 09, 2007 for the benefit of Vestal Venture Capital.	Incorporated by reference to Exhibit 10.30 to the Companys Quarterly Report on Form 10-QSB filed November 14, 2007.
4.53	Form of Warrant.	Incorporated by reference to Exhibit 10.33 to the Companys Quarterly Report on Form 10-QSB filed November 14, 2007.
4.54	Form of Registration Rights Agreement.	Incorporated by reference to Exhibit 10.34 to the Companys Quarterly Report on Form 10-QSB filed November 14, 2007.
4.55	Form of Warrant.	Incorporated by reference to Exhibit 10.3 to the Companys Current Report on Form 8-K filed January 7, 2008.
4.56	Form of Registration Rights Agreement.	Incorporated by reference to Exhibit 10.4 to the Companys Current Report on Form 8-K filed January 7, 2008.
4.57	Form of Warrant.	Incorporated by reference to Exhibit 10.3 to the Companys Current Report on Form 8-K filed March 14, 2008.
4.58	Form of Registration Rights Agreement.	Incorporated by reference to Exhibit 10.4 to the Companys Current Report on Form 8-K filed March 14, 2008.
4.59	Form of Warrant.	Incorporated by reference to Exhibit 10.4 to the Companys Current Report on Form 8-K filed March 28, 2008.
10.1	Employment Agreement between Paul R. Arena and i2 Telecom International, Inc., a Delaware corporation, dated June 1, 2002. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.2 to the Companys Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.2	Form of Lock-up Agreement entered into in connection with the 2004 Private Placement.	Incorporated by reference to Exhibit 99.1 to the Companys Current Report on Form 8-K filed August 13, 2004.

10.3	Form of Conversion Agreement dated as of April 6, 2004 between the Company and each holder of the Companys Preferred Stock Series A-1.	Incorporated by reference to Exhibit 10.1 to the Companys Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

10.4	Non-Negotiable Promissory Note dated May 14, 2004 made by the Company in favor of Vestal Venture Capital in principal amount of $500,000.00.	Incorporated by reference to Exhibit 10.2 to the Companys Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

10.5	Non-Negotiable Promissory Note dated June 7, 2004 made by the Company in favor of Vestal Venture Capital in principal amount of $185,000.00.	Incorporated by reference to Exhibit 10.3 to the Companys Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

10.6	Non-Negotiable Promissory Note dated June 8, 2004 made by the Company in favor of Midsouth Investor Fund, LP in principal amount of $300,000.00.	Incorporated by reference to Exhibit 10.4 to the Companys Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

10.7	Form of Acknowledgement and Agreement dated July 6, 2004 between the Company and each former holder of the Companys Preferred Stock Series A-1 and Preferred Stock Series A-2.	Incorporated by reference to Exhibit 10.5 to the Companys Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

10.8	Amendment to Employment Agreement between i2 Telecom International, Inc., a Delaware corporation, and Paul Arena dated August 24, 2004. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 99.2 to the Companys Current Report on Form 8-K filed September 9, 2004.

10.9	Settlement Agreement dated February 24, 2005, between the Company and Anthony F. Zalenski.	Incorporated by reference to Exhibit 99.1 to the Companys Current Report on Form 8-K filed on March 2, 2005.
10.10	I2 Telecom International, Inc. 2004 Stock Incentive Plan.	Incorporated by reference to Appendix C to the Company Schedule 14A Proxy Statement filed May 10, 2004.
10.11	Promissory Note dated April 7, 2005 issued by the Company in favor of Hubert G. Phipps in principal amount of $250,000.	Incorporated by reference to Exhibit 99.1 to the Companys Current Report on Form 8-K filed on April 12, 2005.
10.12	Employment Agreement dated as of April 6, 2005, between the Company and James Rose.	Incorporated by reference to Exhibit 99.1 to the Companys Current Report on Form 8-K filed on April 11, 2005.
10.13	Promissory Note dated April 19, 2005 issued by the Company in favor of Midsouth Investor Fund, LP in principal amount of $100,000.	Incorporated by reference to Exhibit 99.1 to the Companys Current Report on Form 8-K filed April 25, 2005.

10.14	Form of Securities Purchase Agreement dated July 12, 2005 by and amongst the Registrant and the purchasers of the Registrants Series E Preferred Stock.	Incorporated by reference to Exhibit 10.1 to the Companys Current Report on Form 8-K filed November 22, 2005.
10.15	Form of Registration Rights Agreement dated July 12, 2005 by and amongst the Registrant and the purchasers of the Registrants Series E Preferred Stock.	Incorporated by reference to Exhibit 10.2 to the Companys Current Report on Form 8-K filed November 22, 2005.
10.16	Promissory Note dated November 18, 2005 by and between the Company and Dr. Angela Ranzini.	Incorporated by reference to Exhibit 10.2 to the Companys Current Report on Form 8-K filed December 7, 2005.
10.17	Promissory Note dated November 18, 2005 by and between the Company and Mena Investment.	Incorporated by reference to Exhibit 10.3 to the Companys Current Report on Form 8-K filed December 7, 2005.
10.18	Promissory Note dated November 23, 2005 by and between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.4 to the Companys Current Report on Form 8-K filed December 7, 2005.
10.19	Guaranty dated November 23, 2005 by and between Paul Arena and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.9 to the Companys Current Report on Form 8-K filed December 7, 2005.
10.20	Letter Agreement dated February 16, 2006.	Incorporated by reference to Exhibit 10.51 to the Companys Annual Report on Form 10-KSB filed April 4, 2006.
10.21	Promissory Note dated February 28, 2006 between the Company and Phillip Rapp, Jr.	Incorporated by reference to Exhibit 10.52 to the Companys Annual Report on Form 10-KSB filed April 4, 2006.
10.22	Promissory Note dated March 17, 2006 between the Company and Phillip Rapp, Jr.	Incorporated by reference to Exhibit 10.53 to the Companys Annual Report on Form 10-KSB filed April 4, 2006.
10.23	Form of Modification Agreement between the Company and the Series D Preferred Shareholders.	Incorporated by reference to Exhibit 49 to the Companys Annual Report on Form 10-KSB filed April 4, 2006.
10.24	Form of Modification Agreement between the Company and the Series E Preferred Shareholders.	Incorporated by reference to Exhibit 50 to the Companys Annual Report on Form 10-KSB filed April 4, 2006.
10.25	Form of Term Loan Agreement dated December 29, 2006 for $2 million financing	Incorporated by reference to Exhibit 10.3 to the Companys Current Report on Form 8-K filed January 5, 2007.
10.26	Form of Note Purchase Agreement dated December 29, 2006 for $2 million financing	Incorporated by reference to Exhibit 10.4 to the Companys Current Report on Form 8-K filed January 5, 2007.
10.27	Form of Promissory Note Agreement dated December 29, 2006 for $2 million financing	Incorporated by reference to Exhibit 10.5 to the Companys Current Report on Form 8-K filed January 5, 2007.
10.28	Form of Loan Repayment Agreement dated December 29, 2006 for $2 million financing	Incorporated by reference to Exhibit 10.6 to the Companys Current Report on Form 8-K filed January 5, 2007.

10.29	Form of Loan Guaranty dated December 29, 2006 for $2 million financing	Incorporated by reference to Exhibit 10.7 to the Companys Current Report on Form 8-K filed January 5, 2007.
10.30	Form of Note Purchase Agreement dated February 28, 2007 for $2 million financing	Incorporated by reference to Exhibit 10.3 to the Companys Current Report on Form 8-K filed March 1, 2007.
10.31	Promissory Note dated May 2007 by and between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.1 to the Companys Quarterly Report on Form 10-QSB filed May 17, 2007.
10.32	Term Loan Agreement dated May 2007 by and between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.2 to the Companys Quarterly Report on Form 10-QSB filed May 17, 2007.
10.33	Pledge Agreement dated May 2007 by and between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.3 to the Companys Quarterly Report on Form 10-QSB filed May 17, 2007.
10.34	Loan Subordination Agreement dated May 2, 2007 by and between the Company and University Bank.	Incorporated by reference to Exhibit 10.4 to the Companys Quarterly Report on Form 10-QSB filed May 17, 2007.
10.35	Term Loan Agreement dated July 9, 2007, by and between i2 Telecom International, Inc. and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.1 to the Companys Current Report on Form 8-K filed July 13, 2007.
10.36	Loan Subordination Agreement dated July 9, 2007, by and between i2 Telecom International, Inc. and University Bank.	Incorporated by reference to Exhibit 10.4 to the Companys Current Report on Form 8-K filed July 13, 2007.
10.37	Pledge Agreement dated July 9, 2007, by and between i2 Telecom International, Inc. and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.5 to the Companys Current Report on Form 8-K filed July 13, 2007.
10.38	Guaranty dated July 9, 2007, by and between Paul Arena and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.6 to the Companys Current Report on Form 8-K filed July 13, 2007.
10.39	Promissory Note dated July 9, 2007 by and between i2 Telecom International, Inc. and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.7 to the Companys Current Report on Form 8-K filed July 13, 2007.
10.40	Form of Term Loan Agreement by and between the Company and Vestal Venture Capital	Incorporated by reference to Exhibit 4.1 to the Companys Current Report on Form 8-K filed October 4, 2007.
10.41	Form of Non-Negotiable Secured Promissory Note by and between the Company and Vestal Venture Capital	Incorporated by reference to Exhibit 4.2 to the Companys Current Report on Form 8-K filed October 4, 2007.
10.42	Form of Term Loan Agreement by and between the Company and Braswell Enterprises, LP	Incorporated by reference to Exhibit 4.5 to the Companys Current Report on Form 8-K filed October 4, 2007.
10.43	Form of Non-Negotiable Secured Promissory Note by and between the Company and Braswell Enterprises, LP	Incorporated by reference to Exhibit 4.6 to the Companys Current Report on Form 8-K filed October 4, 2007.
10.44	Form of Guaranty by and between the Company and Vestal Venture Capital	Incorporated by reference to Exhibit 10.1 to the Companys Current Report on Form 8-K filed October 4, 2007.

10.45	Form of Pledge Agreement by and between the Company and Vestal Venture Capital	Incorporated by reference to Exhibit 10.2 to the Companys Current Report on Form 8-K filed October 4, 2007.
10.46	Form of Term Loan Agreement by and between the Company and Paul Arena	Incorporated by reference to Exhibit 4.9 to the Companys Amendment to Current Report on Form 8-K filed October 5, 2007.
10.47	Form of Non-Negotiable Secured Promissory Note by and between the Company and Paul Arena	Incorporated by reference to Exhibit 4.10 to the Companys Amendment to Current Report on Form 8-K filed October 5, 2007.
10.50	Employment Agreement dated October 11, 2007 by and between i2 Telecom International, Inc. and Mark Hewitt	Incorporated by reference to Exhibit 10.1 to the Companys Current Report on Form 8-K filed October 17, 2007.
10.51	Non-Negotiable Secured Promissory Note for the benefit of Vestal Venture Capital dated September 28, 2007.	Incorporated by reference to Exhibit 10.9 to the Companys Quarterly Report on Form 10-QSB filed November 14, 2007.
10.52	Guaranty by and between Vestal Venture Capital and Paul Arena dated September 28, 2007.	Incorporated by reference to Exhibit 10.10 to the Companys Quarterly Report on Form 10-QSB filed November 14, 2007.
10.53	Term Loan Agreement by and between the Company and Vestal Venture Capital dated September 28, 2007.	Incorporated by reference to Exhibit 10.11 to the Companys Quarterly Report on Form 10-QSB filed November 14, 2007.
10.54	Pledge Agreement by and between the Company and Vestal Venture Capital dated September 28, 2007.	Incorporated by reference to Exhibit 10.13 to the Companys Quarterly Report on Form 10-QSB filed November 14, 2007.
10.55	Note Modification Agreement for the benefit of Phipps dated August 31, 2007.	Incorporated by reference to Exhibit 10.15 to the Companys Quarterly Report on Form 10-QSB filed November 14, 2007.
10.56	Form of Non-Negotiable Secured Promissory Note.	Incorporated by reference to Exhibit 10.31 to the Companys Quarterly Report on Form 10-QSB filed November 14, 2007.
10.57	Form of Term Loan Agreement.	Incorporated by reference to Exhibit 10.32 to the Companys Quarterly Report on Form 10-QSB filed November 14, 2007.
10.58	Form of Non-Negotiable Secured Promissory Note.	Incorporated by reference to Exhibit 10.1 to the Companys Current Report on Form 8-K filed January 7, 2008.
10.59	Form of Term Loan Agreement.	Incorporated by reference to Exhibit 10.2 to the Companys Current Report on Form 8-K filed January 7, 2008.
10.60	Form of Non-Negotiable Secured Promissory Note.	Incorporated by reference to Exhibit 10.1 to the Companys Current Report on Form 8-K filed March 14, 2008.
10.61	Form of Term Loan Agreement.	Incorporated by reference to Exhibit 10.2 to the Companys Current Report on Form 8-K filed March 14, 2008.
10.62	Form of Non-Negotiable Secured Promissory Note	Incorporated by reference to Exhibit 10.1 to the Companys Current Report on Form 8-K filed March 28, 2008.
10.63	Form of Term Loan Agreement	Incorporated by reference to Exhibit 10.2 to the Companys Current Report on Form 8-K filed March 28, 2008.

10.64	Form of Guaranty	Incorporated by reference to Exhibit 10.3 to the Companys Current Report on Form 8-K filed March 28, 2008.
10.65	Employment Agreement, dated August 5, 2008 and effective August 18, 2008, by and between i2 Telecom International, Inc. and Christopher R. Miltenberger.	Incorporated by reference to Exhibit 10.1 to the Companys Current Report on Form 8-K filed August 14, 2008.
14.1	Code of Ethics and Conduct.	Incorporated by reference to Exhibit 14 to the Companys Annual Report on Form 10-KSB filed April 4, 2006.

21.1	Subsidiaries of the Company.	Incorporated by reference to Exhibit 21 to the Companys Annual Report on Form 10-KSB filed April 4, 2006.

23.1	Consent of Freedman & Goldberg, Certified Public Accountants.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Companys Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Companys Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of the Companys Chief Executive Officer and Principal Financial Officer.	Filed herewith.

FREEDMAN & GOLDBERG

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

ERIC W. FREEDMAN MICHAEL GOLDBERG DAVID C. GREIP JULIE A. CHEEK	31150 NORTHWESTERN HIGHWAY, SUITE 200 FARMINGTON HILLS, MICHIGAN 48334 (248) 626-2400 FAX: (248) 626-4298	KAREN E. LONG GLORIA K. MOORE MICHAEL GOULD CHRISTINE L. MILLER JUDITH A. COOPER

CONSENT OF INDEPENDENT AUDITORS

CONSENT OF INDEPENDENT AUDITORS

We consent to the use in this Registration Statement of i2 Telecom International, Inc. on Form 10-K of our report dated April 1, 2009 for i2 Telecom International, Inc for the years ended December 31, 2008 and 2007, which is a part of this Registration Statement.

/s/ Freedman & Goldberg, CPAs, PC

Farmington Hills, MI

April 1, 2009

EXHIBIT 31.1

Certification Required by Rule 13a-14(a) or Rule 15d-14(a)

, Paul R. Arena, certify that:

1.	I have reviewed this Annual Report on Form 10-K for the year ended December 31, 2008 of i2 Telecom International, Inc., a Washington corporation;

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

4.

The registrants other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b.

Evaluated the effectiveness of the registrants disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.

Disclosed in this report any change in the registrants internal control over financial reporting that occurred during the registrants most recent fiscal quarter (the registrants fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrants internal control over financial reporting; and

5.

The registrants other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrants auditors and the audit committee of the registrants board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrants ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal control over financial reporting.

By:	/s/ Paul R. Arena
Paul R. Arena
Chief Executive Officer, Principal Financial Officer and
Chairman of the Board

April 1, 2009

EXHIBIT 31.2

Certification Required by Rule 13a-14(a) or Rule 15d-14(a)

I, Paul R. Arena, certify that:

1.	I have reviewed this Annual Report on Form 10-K of i2 Telecom International, Inc.;

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

4.

The registrants other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a15(f) and 15d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrants disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the registrants internal control over financial reporting that occurred during the registrants most recent fiscal quarter (the registrants fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrants internal control over financial reporting; and

5.

The registrants other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrants auditors and the audit committee of the registrants board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrants ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal control over financial reporting.

April 1, 2009	By:	/s/ Paul R. Arena
Paul R. Arena, Chief Financial Officer (Principal
Financial Officer)

EXHIBIT 32.1

Certification Pursuant to 18 U.S.C. Section

As Adopted to Section 906 of the Sarbanes-Oxley Act of 2002

I, Paul R. Arena, Chairman of the Board, Chief Executive Officer and Principal Financial Officer of i2 Telecom International, Inc. (the Company), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.

The Annual Report on Form 10-K of the Company for the year ended December 31, 2008 (the Periodic Report) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.	The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 1, 2009

By:	/s/ Paul R. Arena
Paul R. Arena
Chief Executive Officer, Principal Financial Officer and Chairman of the Board