Form 10-Q
period 2009-03-31
I2 TELECOM INTERNATIONAL INC
filed 2009-05-15
CIK 949371

 -

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Shares outstanding of the issuer's common stock, as of May 13, 2009:  288,540,926 shares

I2 TELECOM INTERNATIONAL, INC.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED March 31, 2009

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

ASSETS
	March 31, 2009	December 31, 2008
Current Assets
Cash (Overdraft) Accounts Receivable Inventories Prepaid Expenses and Other Current Assets	$ (31,053) 2,350 188,343 164,082	$ 2,645 2,350 187,607 210,709
Total Current Assets	323,721	403,310

Property and Equipment, Net	1,158,111	1,253,074

Other Assets
Intangible Assets Deposits	2,702,324 38,840	2,788,947 38,840
Total Other Assets	2,741,164	2,827,787

Total Assets	$ 4,222,996	$ 4,484,172

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
March 31, 2009		December 31, 2008
Current Liabilities Accounts Payable and Accrued Expenses Deferred Revenue Convertible Bonds Notes Payable-Current	$ 2,624,812 25,985 100,000 4,190,262	$ 2,399,660 25,985 100,000 3,356,014
Total Current Liabilities	6,941,059	5,881,659

Shareholders’ Equity (Deficit) Preferred Stock, No Par Value 7% Cumulative, 5,000,000 Shares Authorized, 0 and 0 Shares Issued and Outstanding, respectively	0	0
Common Stock, No Par Value, 500,000,000 Shares Authorized, 275,048,878 Shares and 272,785,596 Shares Issued and Outstanding, respectively	35,905,738	35,756,541

Additional Paid-In Capital	3,334,605	3,100,500
Accumulated Deficit	(41,958,406)	(40,254,528)
Total Shareholders’ Equity (Deficit)	(2,718,063)	(1,397,487)

Total Liabilities and Shareholders’ Equity (Deficit)	$4,222,996	$ 4,484,172

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008
Revenue	$ 132,142	$ 157,456
Cost of Revenue	126,051	182,237

Gross Profit (Loss)	6,091	(24,781)

General and Administrative Expenses	1,597,556	1,051,960

Loss From Operations	(1,591,465)	(1,076,741)

Other Income (Expense) Interest Expense	(114,294)	(120,653)
Total Other Income (Expense)	(114,294)	(120,653)

Net Income (Loss)	$ (1,705,759)	$ (1,197,394)
Dividends on Preferred Stock	0	6,000
Net Loss Available to Common Shareholders	$ (1,705,759)	$ (1,203,394)

Weighted Average Common Shares: Basic	273,573,543	184,633,838
Basic Earnings Per Common Share: Loss Before Cumulative Effect of Accounting Change Cumulative Effect of Accounting Change	$ (.01) (.00)	$ (.01) (.00)
Net Loss	$ (.01)	$ (.01)

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008

Net Loss From Operations	$(1,705,759)	$(1,197,394)
Adjustments to Reconcile Net Income to cash
Depreciation and amortization Amortization of Loan Fees Gain on Forbearance of Debt	188,208 95,694 0	159,316 104,385 0
Stock compensation	0	29,035
Accounts receivable	0	0
Inventories	(736)	(735)
Prepaid Expenses	(49,067)	(44,909)
Other Assets	0	0
Increase (Decrease) In:
Accounts Payable and Accrued Expenses	227,033	344,157
Deferred Revenue	0	4,603
Net Cash Used In Operating Activities	(1,244,627)	(601,542)
Cash Flows From Investing Activities
Equipment Purchases Payments for Intangible Assets	(6,622) 0	(98,357) 0
Net Cash Used In Investing Activities	(6,622)	(98,357)
Cash Flows From Financing Activities
Payment of Convertible Bonds Proceeds From Notes Payable Payment of Notes Payable Issuance of Common Stock Issuance of Preferred Stock	0 835,000 (752) 149,197 0	0 1,550,000 (1,016,343) 0 0
Proceeds from redemption of options Payment of Financing costs with warrants Payment of Professional fees with warrants Dividends Paid Cash From Subsidiary Acquired Via Stock Exchange	0 96,729 137,376 0 0	2,250 0 0 0 0
Net Cash Provided By Financing Activities	1,217,550	535,907
Increase (Decrease) in Cash	(33,699)	(163,992)
Balance, Beginning of Period	2,645	194,279
Balance, End of Period	$ (31,054)	$ 30,287

i2 TELECOM INTERNATIONAL, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

The Company, a Washington corporation was incorporated as “Transit Information Systems, Inc.” under the laws of the State of Washington on October 17, 1988. In March 2004, the Company changed its name to “i2 Telecom International, Inc. The Company’s offices are currently located at 5070 Old Ellis Pointe, Suite 110, Roswell, GA 30076, and the Company’s telephone number at that address is (404) 567-4750. The Company maintains websites at www.i2telecom.com, www.voicestick.com and www.myglobaltalk.com .

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Critical Accounting Policies

The policies identified below are considered as critical to the Company’s business operations and the understanding of the Company’s results of operations. The impact of and any associated risks related to these policies on the Company’s business operations is discussed throughout “Management’s Discussion and Analysis or Plan of Operation.” For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Company’s consolidated financial statements for the year ended December 31, 2008, included in the Annual Report. Preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (this “Quarterly Report”) requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. There can be no assurance that actual results will not differ from those estimates.

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”), as amended by SAB No. 101A and SAB No. 101B. SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services rendered; (iii) the fee is fixed and determinable; and (iv) collectability is reasonably assured. Determinations under criteria (iii) and (iv) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. The Company has concluded that its revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 101.

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

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

I.

In accordance with SFAS No. 144, the Company reviews its long-lived assets, including property and equipment, goodwill and other identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The Company had no impairment of assets during the first quarter or the three months ended March 31, 2009 or the year ended December 31, 2008.

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

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per Share

For the first quarter of 2009 and 2008, net income (loss) per share is based on the weighted average number of shares of Common Stock outstanding. At March 31, 2009 and March 31, 2008, the Company had, on a weighted average, 273,573,543 shares and 184,633,838 shares of Common Stock outstanding, respectively.

At March 31, 2009, the Company had outstanding 275,048,878 shares of Common Stock and options and warrants to purchase 186,189,163 shares of Common Stock. Consequently, on an as-converted, fully-diluted basis, the Company would have 461,238,041 shares of Common Stock outstanding at March 31, 2009.

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

Interim Financial Data

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008, set forth in the Annual Report. The interim financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of i2 Telecom International, Inc. and Subsidiaries as of March 31, 2009 and March 31, 2008, and the results of their operations and cash flows for the three months ended March 31, 2009 and 2008. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2009.

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	NOTES PAYABLE

Notes Payable as of March 31, 2009 and December 31, 2008:

03/31/2009	12/31/2008

a. 10% note payable due to an individual shareholder of the company payable in monthly installments of $4,000, including interest, through July 27, 2009 when all outstanding principal and interest is due. The note is unsecured and guaranteed by an officer of the Company	145,262	146,013
b. 12% note payable. The principal and all accrued interest were due on December 31, 2008. The note is unsecured and guaranteed by an officer of the Company. In March 2009, the maturity date was extended until June 30, 2009.	100,000	100,000
c. 8% note payable. The principal and all accrued interest were due on December 31, 2008. The note is unsecured. In March 2009, the maturity date was extended until June 30, 2009	25,000	25,000
d. 8% note payable. The principal and all accrued interest were due on December 31, 2008. The note is unsecured. In March 2009, the maturity date was extended until June 30, 2009.	25,000	25,000
e. 12% note payable to an institutional investor. The principal and all accrued interest were due on November 24, 2008. The note is secured. In April 2009, the maturity date was extended until May 24, 2009	150,000	150,000
f. 12% note payable to an institutional investor. The principal and all accrued interest were due on November 24, 2008. The note is secured. In April 2009, the maturity date was extended until May 24, 2009	162,500	162,500
g. 12% note payable to an institutional investor. The principal and all accrued interest were due on December 7, 2008. The note is secured. In April 2009 the maturity date was extended until June 7, 2009.	62,500	62,500
h. 12% note payable to an institutional investor. The principal and all accrued interest were due on November 22, 2008. The note is secured. In April 2009, the maturity date was extended until May 24, 2009.	25,000	25,000
i. 12% note payable to an institutional investor. The principal and all accrued interest were due on March 23, 2009. The note is secured. In March 2009, the maturity date was extended until June 23, 2009.	135,000	135,000
j. 12% note payable to an institutional investor. The principal and all accrued interest were due on March 2, 2009. The note is secured. In March 2009, the maturity date was extended until June 23, 2009.	225,000	0
k. 12% note payable. The principal and all accrued interest were due on November 27, 2008. The note is secured. In April 2009, the maturity date was extended until May 27, 2009.	50,000	50,000

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	NOTES PAYABLE (CONTINUED)

l. 12% note payable. The principal and all accrued interest were due on December 7, 2008. The note is secured. In May 2009, the maturity date was extended until June 7, 2009.	100,000	100,000
m. 12% note payable. The principal and all accrued interest were due on December 14, 2008. The note is secured. In December 2008, the maturity date was extended until May 15, 2009.	100,000	100,000
n. 12% note payable. The principal and all accrued interest were due on February 10, 2009. The note is secured. In March 2009, the maturity date was extended until June 12, 2009.	100,000	100,000
o. 12% note payable. The principal and all accrued interest were due on November 19, 2008. The note is secured. In November 2008, the maturity date was extended until May 20, 2009.	100,000	100,000
p. 12% note payable. The principal and all accrued interest were due on November 20, 2008. The note is secured. In November 2008, the maturity date was extended until June 1, 2009.	200,000	200,000
q. 12% note payable. The principal and all accrued interest were due on November 22, 2008. The note was unsecured. In April 2009, the maturity date was extended until May 27, 2009.	50,000	50,000
r. 12% notes payable to a director and an individual. The principal and all accrued interest were due on January 25, 2009. The note is secured and half is guaranteed by an officer of the Company. In January 2009, the maturity date was extended until May 25, 2009.	1,000,000	1,000,000
s. 12% notes payable to a director and an individual. The principal and all accrued interest were due on January 25, 2009. The note is secured. In January 2009, the maturity date was extended until May 25, 2009.	100,000	100,000
t. 12% notes payable to a director and an individual. The principal and all accrued interest were due on January 25, 2009. The note is unsecured. In January 2009, the maturity date was extended until May 25, 2009.	100,000	100,000
u. 12% note payable. The principal and all accrued interest were due on December 1, 2008. The note is secured. In May 2009, the maturity date was extended until June 1, 2009.	25,000	25,000
v. 12% note payable. The principal and all accrued interest were due on August 28, 2008. The note is secured. In April 2009, the maturity date was extended until May 28, 2009.	50,000	50,000
w. 12% note payable. The principal and all accrued interest were due on December 7, 2008. The note is secured. In May 2009, the maturity date was extended until June 7, 2009.	50,000	50,000
x. 12% note payable. The principal and all accrued interest were due on December 1, 2008. The note is secured. In May 2009, the maturity date was extended until June 1, 2009.	50,000	50,000

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	NOTES PAYABLE (CONTINUED)

y. 12% note payable. The principal and all accrued interest were due on December 1, 2008. The note is secured. In May 2009, the maturity date was extended until June 1, 2009.	50,000	50,000
z. 12% note payable. The principal and all accrued interest were due on November 20, 2008. The note is secured. In May 2009, the maturity date was extended until June 20, 2009.	25,000	25,000
aa. 12% note payable. The principal and all accrued interest were due on December 15, 2008. The note is secured. In December 2008, the maturity date was extended until May 15, 2009.	50,000	50,000
bb.12% note payable. The principal and all accrued interest were due on December 25, 2008. The note is secured. In May 2009, the maturity date was extended until June 25, 2009.	25,000	25,000
cc. 12% note payable. The principal and all accrued interest were due on December 1, 2008. The note is secured. In May 2009, the maturity date was extended until June 1, 2009.	25,000	25,000
dd.12% note payable. The principal and all accrued interest were due on November 25, 2008. The note is secured. In May 2009, the maturity date was extended until June 25, 2009.	50,000	50,000
ee. 12% note payable. The principal and all accrued interest were due on December 28, 2008. The note is secured. In January 2009, the maturity date was extended until June 28, 2009.	50,000	50,000
ff. 12% note payable. The principal and all accrued interest were due on December 14, 2008. The note is secured. In May 2009, the maturity date was extended until June 15, 2009.	50,000	50,000
gg.12% note payable. The principal and all accrued interest were due on April 10, 2009. The note is secured. In April 2009, the maturity date was extended until July 10, 2009.	50,000	0
hh.12% note payable. The principal and all accrued interest were due on December 14, 2008. The note is secured. In April 2009, the maturity date was extended until June 15, 2009.	25,000	25,000
ii. 12% note payable. The principal and all accrued interest were due on November 18, 2008. The note is secured. In November 2009, the maturity date was extended until May 19, 2009.	100,000	100,000
jj. 12% note payable. The principal and all accrued interest were due on March 17, 2009. The note is secured. In March 2009, the maturity date was extended until June 17, 2009.	50,000	0
kk.12% note payable. The principal and all accrued interest were due on May 6, 2009. The note is secured. In May 2009, the maturity date was extended until August 6, 2009.	25,000	0
ll. 12% note payable. The principal and all accrued interest were due on May 7, 2009. The note is secured. In May 2009, the maturity date was extended until August 7, 2009.	25,000	0
mm.12% note payable. The principal and all accrued interest were due on May 4, 2009. The note is secured. In May 2009, the maturity date was extended until August 4, 2009.	25,000	0
nn.12% note payable. The principal and all accrued interest were due on May 6, 2009. The note is secured. In May 2009, the maturity date was extended until August 6, 2009.	25,000	0
oo.12% note payable. The principal and all accrued interest were due on May 6, 2009. The note is secured. In May 2009, the maturity date was extended until August 6, 2009.	100,000	0

i2 TELECOM INTERNATIONAL, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTE 2. NOTES PAYABLE (CONTINUED)
pp.12% note payable. The principal and all accrued interest are due on May 19, 2009. The note is secured	40,000	0
qq.12% note payable. The principal and all accrued interest are due on May 28, 2009. The note is secured	30,000	0
rr. 12% note payable. The principal and all accrued interest are due on May 24, 2009. The note is secured	110,000	0
ss. 12% note payable. The principal and all accrued interest are due on May 31, 2009. The note is secured.	50,000	0
tt. 12% note payable. The principal and all accrued interest are due on June 10, 2009. The note is secured.	50,000	0
uu.12% note payable. The principal and all accrued interest are due on June 11, 2009. The note is secured.	25,000	0
vv.12% note payable. The principal and all accrued interest are due on June 11, 2009. The note is secured	5,000	0

Total Notes Payable	$4,190,262	$3,356,014
Due to Officers and Directors	1,200,000	1,200,000
Due to Others	$2,990,262	$2,156,014

We have been able to meet our operating requirements since January 1, 2009 by raising approximately $1,000,000 of short term loans and approximately $500,000 of equity related financing. We will need to receive additional capital to continue our operations.

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

NOTE 3.	CONVERTIBLE BONDS (continued)

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

Convertible bonds remaining at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	Dec 31, 2008
December 2006 6% Convertible Bonds February 2007 6% Convertible Bonds	$ 50,000 50,000	$ 50,000 50,000
	100,000	100,000

NOTE 4.	STOCK OPTIONS AND WARRANTS

	March 31, 2009		December 31, 2008
	Number of Options/ Warrants	Weighted Average Exercise Price	Number of Options/ Warrants	Weighted Average Exercise Price
Outstanding at Beginning of Period	164,828,343	$ .10	122,448,231	$.23
Options Granted Warrants Granted Exercised Forfeited	12,950,000 48,321,277 (40,000,000) (3,332,111)	$ .08 $ .08 $ .12 $ .09	15,100,000 204,463,500 (12,514,834) (164,468,554)	$ .09 $ .10 $.09 $ .33
Outstanding at End of Period	182,767,509	$ .09	164,828,343	$ .13
Options Exercisable at End of Period	166,760,702	$ .13	137,354,425.09
Weighted-average Fair Value of Options Granted During the Period		$ .08		$ .10

As of March 31, 2009, the range of option and warrant exercise prices for outstanding and exercisable options and warrants was $.01 to $1.00 with a weighted average remaining contractual life of 2.31 years.

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.

None

NOTE 6. SUBSEQUENT EVENTS

In April 2009, we issued a total of 400,000 shares of Common Stock to an individual in lieu of $30,000 of debt owed by us to the consultant for services performed for us. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

Also in April 2009, we issued a total of 1,040,000 shares of Common Stock to two individuals in lieu of $62,500 of debt owed by us to these consultants for services performed for us. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

Also in April 2009, we issued a total of 1,250,000 shares of Common Stock to two institutions in lieu of a $100,000 equity investment in the Company. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

In May 2009, we have pending issuance a total of 943,594 shares of our Common Stock in exchange for the exercise of 5,644,383 warrants to four individuals and one institution. Of the total amount of shares issued, 881,962 shares of Common Stock were issued in exchange for 5,336,223 cashless warrants from one individual who is one of our directors and another individual who is an officer and director of ours. These shares of our Common Stock shall be issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

Also in May 2009, we issued to one institution, warrants to purchase an aggregate of 1,125,000 shares of Common Stock at an exercise price of $0.01 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the settlement of a debt owed by us to a consultant for services performed for us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things.

Also in May 2009, we have pending issuance a total of 400,000 shares of Common Stock to four individuals in lieu of $24,000 of debt owed by us to these consultants for services performed for us. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

Also in May 2009, we issued to one individual, warrants to purchase an aggregate of 625,000 shares of Common Stock at an exercise price of $0.08 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of a promissory note extension in the aggregate amount of $125,000 made to us. One of our directors made the loan. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by us of a registration statement.

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

Results of Operations

Comparison of Three Months Ended March 31, 2009 and 2008

	For the Three Months Ended
	March 31,
	2009	2008	Variance	Percentage
Revenue	$132,142	$157,456	(25,314)	-16.0%
Cost of Revenue	126,051	182,237	(56,186)	30.8%
Gross Profit (Loss)	6,091	(24,781)	30,872	124.6%
Operating Expenses:
General and Administrative Expenses	1,597,556	1,051,960	545,596	51.9%
Other Income (Expense) Net	(114,294)	(120,653)	6,359	5.27%
Net Profit (Loss)	$(1,705,759)	$(1,197,394)	(508,365)	-42.5%

Revenues decreased to $132,142 for the three months ended March 31, 2009 from $157,456 for the three months ended March 31, 2008. The decrease in revenues was due to lower customer volume due to the focus of development toward a new product line getting ready to launch. Additionally, we expanded fraud control procedures and stricter customer acceptance methods.

Cost of revenues decreased to $126,051 for the three months ended March 31, 2009 from $182,237 for the three months ended March 31, 2008. The decrease in cost of revenues was due to continuing efforts in negotiating lower carrier rates, combined with lower sales volume.

Gross loss decreased from a loss of $24,781 for the three months ended March 31, 2008 to a gain of $6,091 for the three months ended March 31, 2009.

Total selling, general and administrative expenses for the three months ended March 31, 2009 was $1,597,556 compared to $1,051,960 for the three months ended March 31, 2008. The increase was due to higher business development & marketing costs, combined with higher salaries & accounting fees in connection with Sarbanes Oxley compliance and Intellectual Property valuations during the first quarter of 2009.

Net loss for the three months ended March 31, 2009 was $1,705,759 as compared to a net loss of $1,197,394 for the three months ended March 31, 2008. The increase in net loss is primarily a result of expanded business development and marketing efforts.

Liquidity and Capital Resources

On March 31, 2009, we had a working capital deficit of approximately $6,600,000 compared to a working capital deficit of approximately $7,014,000 on March 31, 2008. The decrease in working capital deficit was primarily due to increased cash resources from the sale of intellectual property, which in turn served to payoff current liabilities. Net cash used in operating activities was approximately $1,244,000 for the three months ended March 31, 2009 as compared to net cash used in operating activities of approximately $600,000 for the three months ended March 31, 2008 . The increase in net cash used by operating activities between these periods is attributable to expanded business development and marketing efforts.

Net cash used in investing activities was approximately $7,000 for the three months ended March 31, 2009 as compared to net cash used in investing activities of $98,000 for the same period in 2008. The decrease in net cash used investing activities is attributable to fewer purchases of network system equipment.

Net cash provided by financing activities was approximately $1,217,000 for the three months ended March 31, 2009 as compared to net cash provided of $536,000 for the same period in 2008. The increase in net cash provided by financing activities is attributable to fewer pay downs of promissory note debt, and purchase of services with stock warrants.

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

We have no current commitments or obligations for future capital expenditures. A summary of our debt and lease obligations at March 31, 2009 are as follows:

	Obligations payable in
	Less than 1 year	1-3 years	Total
Debt	$4,190,262	$0	$4,190,262

Leases	$0	$0	$0

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to enable us to record, process, summarize and report information required to be included in our reports that we file or submit under the Exchange Act within the time periods required.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 11, 2009, the Company commenced litigation against defendants MagicJack, LP; SJ Labs, Inc.; YMAX Corporation, and Daniel Borislow, the (“Defendants”); In The United States District Court Northern District of Ohio, amongst other claims, for misappropriation and use of the Company’s intellectual property.  The Company alleges that the Defendants: (i)  acquired the Company’s intellectual property pursuant to contracts preserving its confidentiality; (ii)  have improperly used the Company’s intellectual property in violation of their contractual commitments, as well as statutory and common law; and  (iii)  in combination with one another, agreed to conspire to use, convert, or misappropriate the Company’s trade secrets for their own benefit.  As a result, the Company alleges that the Defendants are jointly and severally liable for actual, consequential, special, exemplary and punitive damages.  The Company is also seeking a permanent injunction to prevent Defendants from directly or indirectly using or misappropriating any of the Company's trade secrets.

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

We had a net loss of $1,705,759 for the three months ended March 31, 2009 and a net loss of $1,197,384 for the three months ended March 31, 2008. We had a net loss for the year ended December 31, 2008, and a net loss of $9,088,752 for the fiscal year ended December 31, 2007, and a loss of $5,800,177 for the fiscal year ended December 31, 2006. The improvement of the net loss between years ending 2008 and 2007 was largely attributable to a gain in the second quarter of 2008 in the amount of $5,193,620 from the sale of technology. We had an accumulated deficit at March 31, 2009 of $41,958,406. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms. The financial statements included elsewhere in this prospectus do not include any adjustments that might result from the outcome of these uncertainties. Furthermore, developing and expanding our business will require significant additional capital and other expenditures. Accordingly, if we are not able to increase our revenue, then we may never achieve or sustain profitability. Recent economic events cast a doubt of uncertainty as to the possible decline of consumer spending in the future.

We have been able to meet our operating requirements since January 1, 2009 by raising approximately $1,000,000 of short term loans and approximately $500,000 of equity related financing. We will need to receive additional capital to continue our operations. The recent credit crisis may cause a prolonged strain on the capital markets which would create even a greater difficulty in obtaining proper financing into the Company.

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

The stock market in general, and the market for technology companies in particular, has been experiencing recent extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2004 to March 31, 2009, the per share closing price of our Common Stock on the Over-the-Counter Bulletin Board fluctuated from a high of $3.35 to a low of $.03. We believe that the volatility of the price of our Common Stock does not solely relate to our performance and is broadly consistent with volatility experienced in our industry. Fluctuations may result from, among other reasons, responses to operating results, announcements by competitors, regulatory changes, economic changes, market valuation of technology firms and general market conditions.

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history, lack of profits to date, and lack of capital to execute our business plan. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results, government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures, our capital commitments, and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect, if any, that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

We have pending several patent applications related to embedded software technology and methods of use. There can be no assurance that these patents will be issued. On February 28, 2008, the Company was awarded Patent #7,336,654 and on December 2, 2008 Patent #7,460,480 “Dynamically Adapting The Transmission Rate of Packets in Real-Time VoIP Communications to the Available Bandwidth” from the United States Patent Trademark Office. Even if the balance of patents pending are issued, the limited legal protection afforded by patent, trademark, trade secret and copyright laws may not be sufficient to protect our proprietary rights to the intellectual property covered by these patents.

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

International sales represented approximately 30% of the Company’s recurring revenues for the quarter ended March 31, 2009. One of our goals is to increase our foreign sales in order to increase our revenues. However, international sales are subject to a number of risks, including changes in foreign government regulations, laws, and communications standards; export license requirements; currency fluctuations, tariffs and taxes; other trade barriers; difficulty in collecting accounts receivable; longer accounts receivable collection cycles; difficulty in managing across disparate geographic areas; difficulties associated with enforcing agreements and collecting receivables through foreign legal systems; expenses associated with localizing products for foreign markets; and political and economic instability, including disruptions of cash flow and normal business operations that may result from terrorist attacks or armed conflict.

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

In January 2009, we issued to an institution and an individual, warrants to purchase an aggregate of 20,000,000 shares of Common Stock at an exercise price of $0.08 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of a promissory note extension in the aggregate amount of $1,000,000 made to us. One of our directors made the loan of which half was guaranteed by an officer and director of ours. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by us of a registration statement.

Also in January 2009, we issued to one institution and four individuals, warrants to purchase an aggregate of 5,000,000 shares of Common Stock at an exercise price of $0.08 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of extensions for promissory notes in the aggregate amount of $400,000 made to us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by us of a registration statement.

Also in January 2009, we issued a total of 2,535,782 shares of Common Stock an individual in lieu of $131,789 of debt owed by us to three consultants for services perform for us. The shares were issued without registration under the

Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

Also in January 2009, we issued to three individuals, warrants to purchase an aggregate of 2,021,272 shares of Common Stock at an exercise price of $0.05 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the settlement of a debt owed by us to three consultants for services performed for us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things.

In February 2009, we issued to four individuals and an institution, warrants to purchase an aggregate of 7,375,000 shares of Common Stock at an exercise price of $0.08 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of promissory notes in the aggregate amount of $625,000 made to us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by us of a registration statement.

Also in February 2009, we issued to an institution, warrants to purchase an aggregate of 1,125,000 shares of Common Stock at an exercise price of $0.01 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the settlement of a debt owed by us to a consultant for services performed for us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things.

Also in February 2009, we issued a total of 300,000 shares of Common Stock to two individuals in lieu of $24,000 of debt owed by us to these consultants for services perform for us. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

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

Also in March 2009, we issued to one institution and two individuals, warrants to purchase an aggregate of 5,000,000 shares of Common Stock at an exercise price of $0.08 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of extensions for promissory notes in the aggregate amount of $400,000 made to us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by us of a registration statement.

Also in March 2009, we issued to one institution, warrants to purchase an aggregate of 1,125,000 shares of Common Stock at an exercise price of $0.01 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the settlement of a debt owed by us to a consultant for services performed for us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things.

Also in March 2009, we issued to two institution, warrants to purchase an aggregate of 4,000,000 shares of Common Stock at an exercise price of $0.08 per share, and one individual, warrants to purchase an aggregate of 200,000 shares of Common Stock at an exercise price of $0.10 per share vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in connection with the settlement of a debt owed by us to a consultant for services performed for us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things.

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

2.1

Agreement and Plan of Merger dated as of January 30, 2004, among the Company, DDN Acquisition Corp. and i2 Telecom International, Inc. (The schedules to the Agreement and Plan of Merger have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-B, and the Company agrees to furnish copies of such omitted schedules supplementally to the Securities and Exchange Commission upon request.).

Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 2, 2004.
2.2	Asset Purchase Agreement dated as of January 30, 2004, between the Company and InTransit Media, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on February 2, 2004.
2.3	First Amendment to Asset Purchase Agreement, dated February 26, 2004, between the Company and InTransit Media, Inc.	Incorporated by reference to Exhibit 2.3 to the Schedule 13D filed by Paul R. Arena on March 8, 2004 with respect to ownership of the Company’s securities
3.1	Articles of Incorporation, as amended (including Certificates of Designations of Rights and Preferences of Series A-1, A-2, B and C Preferred Stock)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.
3.2	Bylaws, as amended.	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.
3.3	Certificate of Designations of Rights and Preferences of Preferred Stock Series D	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 13, 2004.
3.4	Amendment to the Articles of Incorporation filed June 3, 2004.	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.
3.5	Certificate of Designation of Rights and Preferences of Preferred Stock Series E	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 22, 2005.

3.6	Articles of Correction to the Articles of Incorporation filed April 17, 2006.	Incorporated by reference to Exhibit 3.1.8 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006.
4.01	Form of Warrant issued by the Company to each buyer in connection with the 2004 Private Placement.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 13, 2004.
4.02	Form of Additional Investment Right issued by the Company to each buyer in connection with the 2004 Private Placement.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 13, 2004.
4.03	Registration Rights Agreement among the Company and the buyers signatory thereto entered into in connection with the 2004 Private Placement.	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed August 13, 2004.
4.04	Form of Warrant issued by i2 Telecom International, Inc., a Delaware corporation, and converted in the Merger, exercisable until February 27, 2007, at an exercise price of $0.9031.	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form SB-2 (No. 333-119254).
4.05	Warrant dated April 19, 2005 to purchase 52,083 shares of Common Stock granted to Midsouth Investor Fund, LP.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 25, 2005.
4.06	Registration Rights Agreement dated as of April 19, 2005 between the Company and Midsouth Investor Fund, LP.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 25, 2005.
4.07	Warrant dated April 25, 2005 to purchase 156,249 shares of Common Stock granted to Vestal Venture Capital.	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 25, 2005.
4.08	Registration Rights Agreement dated as of April 25, 2005 between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed April 25, 2005.
4.09	Warrant dated June 28, 2005 to purchase 26,042 shares of the Company’s common stock granted to Hubert G. Phipps.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 5, 2005.
4.10	Registration Rights Agreement dated as of June 28, 2005 between the Company and Hubert G. Phipps.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 5, 2005.
4.11	Warrant dated July 7, 2005 to purchase 39,062 shares of the Company’s common stock granted to Paul R. Arena.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 12, 2005.
4.12	Registration Rights Agreement dated as of July 7, 2005 between the Company and Paul R. Arena.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 12, 2005.
4.13	Stock Option Agreement dated July 6, 2005 to purchase 85,714 shares of the Company’s common stock granted to James Rose.	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed July 12, 2005.
4.14	Stock Option Agreement dated July 7, 2005 to purchase 168,000 shares of the Company’s common stock granted to James Rose.	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed July 12, 2005.
4.15	Warrant dated August 30, 2005 to purchase 25,000 shares of the Company’s common stock granted to Aubrey L. Braswell.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 6, 2005.
4.16	Registration Rights Agreement dated September 7, 2005 among the Company, Troon & Co., Gregory P. McGraw and Jordan E. Glazov.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 13, 2005.
4.17	Stock Option Agreement dated as of September 12, 2005 between the Company and Louis Libin.	Incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K filed September 14, 2005.

4.18	Stock Option Agreement dated as of September 12, 2005 between the Company and Aubrey L. Braswell.	Incorporated by reference to Exhibit 99.10 to the Company’s Current Report on Form 8-K filed September 14, 2005.
4.19	Form of Warrant dated July 12, 2005 by and amongst the Company and the purchasers of the Company’s Series E Preferred Stock.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 22, 2005.
4.20	Warrant dated November 3, 2005 by and between the Company and Braswell Enterprises, LP.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 07, 2005.
4.21	Warrant dated November 18, 2005 by and between the Company and Mena Investment.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 07, 2005.
4.22	Warrant dated November 18, 2005 by and between the Company and Dr. Angela Ranzini.	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed December 07, 2005.
4.23	Warrant dated November 23, 2005 by and between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed December 07, 2005.
4.24	Registration Rights Agreement dated November 3, 2005 by and between the Company and Braswell Enterprises, LP.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 07, 2005.
4.25	Registration Rights Agreement dated November 18, 2005 by and between the Company and Dr. Angela Ranzini.	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 07, 2005.
4.26	Registration Rights Agreement dated November 18, 2005 by and between the Company and Mena Investment.	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 07, 2005.
4.27	Registration Rights Agreement dated November 23, 2005 by and between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed December 07, 2005.
4.28	Warrant, dated as of January 9, 2006, between the Company and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 12, 2006.
4.29	Investor Registration Rights Agreement, dated as of January 9, 2006, between the Company and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 12, 2006.
4.30	Warrant dated January 30, 2006 by and between the Company and Richardson & Patel, LLP.	Incorporated by reference to Exhibit 4.35 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.
4.31	Warrant dated January 30, 2006 by and between the Company and Peter Hogan.	Incorporated by reference to Exhibit 4.36 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.
4.32	Warrant Agreement dated March 11, 2003, granted to Robert F. Hussey to purchase 65,000 shares of the Company’s common stock.	Incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.
4.33	Warrant dated February 28, 2006 between the Company and Phillip Rapp, Jr.	Incorporated by reference to Exhibit 4.38 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.
4.34	Warrant dated March 17, 2006 between the Company and Phillip Rapp, Jr.	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.
4.35	Form of Warrant.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 5, 2007.
4.36	Form of Registration Rights Agreement.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 5, 2007.

4.37	Form of Registration Rights Agreement dated February 28, 2007 for $2 million financing	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2007.
4.38	Form of Warrant dated February 28, 2007 for $2 million financing	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 1, 2007.
4.39	Registration Rights Agreement dated May 2007 by and between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-QSB filed May 17, 2007.
4.40	Warrant dated May 2007 by and between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-QSB filed May 17, 2007.
4.41	Warrant dated July 9, 2007 for the benefit of Vestal Venture Capital.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 13, 2007.
4.42	Registration Rights Agreement dated July 9, 2007, by and between i2 Telecom International, Inc. and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 13, 2007.
4.43	Form of Warrant by and between the Company and Vestal Venture Capital	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K/A filed October 5, 2007.
4.44	Form of Registration Rights Agreement by and between the Company and Vestal Venture Capital	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K/A filed October 5, 2007.
4.45	Form of Warrant by and between the Company and Braswell Enterprises, LP	Incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K/A filed October 5, 2007.
4.46	Form of Registration Rights Agreement by and between the Company and Braswell Enterprises, LP	Incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K/A filed October 5, 2007.
4.47	Form of Warrant by and between the Company and Paul Arena	Incorporated by reference to Exhibit 4.11 to the Company’s Amendment to Current Report on Form 8-K/A filed October 5, 2007.
4.48	Form of Registration Rights Agreement by and between the Company and Paul Arena	Incorporated by reference to Exhibit 4.12 to the Company’s Amendment to Current Report on Form 8-K/A filed October 5, 2007.
4.49	Warrant dated August 06, 2007 for the benefit of Vestal Venture Capital.	Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
4.50	Registration Rights Agreement by and between the Company and Vestal Venture Capital dated September 28, 2007.	Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
4.51	Warrant dated August 31, 2007 for the benefit of Phipps.	Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
4.52	Registration Rights Agreement by and between the Company and Phipps dated August 31, 2007.	Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
4.53	Warrant dated November 04, 2007 for the benefit of Vestal Venture Capital.	Incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
4.54	Warrant dated November 09, 2007 for the benefit of Vestal Venture Capital.	Incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.

4.55	Form of Warrant.	Incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
4.56	Form of Registration Rights Agreement.	Incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
4.57	Form of Warrant.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 7, 2008.
4.58	Form of Registration Rights Agreement.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 7, 2008.
4.59	Form of Warrant.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 14, 2008.
4.60	Form of Registration Rights Agreement.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 14, 2008.
4.61	Form of Warrant.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 28, 2008.
4.62	Form of Warrant.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 30, 2008.
4.63	Form of Registration Rights Agreement .	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 30, 2008.
4.64	Form of Warrant	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 3, 2008.
4.65	Form of Registration Rights Agreement	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 3, 2008.
4.66	Form of Warrant	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 10, 2009.
4.67	Form of Registration Rights Agreement	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 10, 2009.
4.68	Certificate of Designations of Rights and Preferences of Series F Convertible Preferred Stock.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 30, 2009.
4.69	Form of Warrant	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 4, 2009.
4.70	Form of Registration Rights Agreement.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 4, 2009.
4.71	Form of Warrant	Incorporated by reference to Exhibit 4.60 to the Company’s Current Report on Form 8-K filed May 8, 2009.
10.01	Employment Agreement between Paul R. Arena and i2 Telecom International, Inc., a Delaware corporation, dated June 1, 2002. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.02	Amendment to Employment Agreement between i2 Telecom International, Inc., a Delaware corporation, and Paul Arena dated August 24, 2004. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 9, 2004.
10.03	I2 Telecom International, Inc. 2004 Stock Incentive Plan.	Incorporated by reference to Appendix C to the Company Schedule 14A Proxy Statement filed May 10, 2004.
10.04	Employment Agreement dated as of April 6, 2005, between the Company and James Rose. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 11, 2005.
10.05	Form of Note Purchase.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 5, 2007.
10.06	Term Loan Agreement between the Company and the Loan Guarantors dated January 4, 2007.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 5, 2007.
10.07	Promissory Note Agreement between the Loan Guarantors and the Lender dated January 4, 2007.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 5, 2007.
10.08	Security Agreement between the Company and the Lender dated January 4, 2007.	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed January 5, 2007.
10.09	Loan Repayment Agreement among the Company, the Lender and the Loan Guarantors.	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed January 5, 2007.
10.10	Form of Note Purchase Agreement dated February 28, 2007 for $2 million financing	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 1, 2007.
10.11	Promissory Note dated May 2007 by and between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed May 17, 2007.
10.12	Term Loan Agreement dated May 2007 by and between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed May 17, 2007.
10.13	Pledge Agreement dated May 2007 by and between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB filed May 17, 2007.
10.14	Loan Subordination Agreement dated May 2, 2007 by and between the Company and University Bank.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB filed May 17, 2007.
10.15	Term Loan Agreement dated July 9, 2007, by and between i2 Telecom International, Inc. and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 13, 2007.
10.16	Loan Subordination Agreement dated July 9, 2007, by and between i2 Telecom International, Inc. and University Bank.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 13, 2007.
10.17	Pledge Agreement dated July 9, 2007, by and between i2 Telecom International, Inc. and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 13, 2007.
10.18	Guaranty dated July 9, 2007, by and between Paul Arena and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 13, 2007.

10.19	Promissory Note dated July 9, 2007 by and between i2 Telecom International, Inc. and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K/A filed October 5, 2007.
10.20	Form of Term Loan Agreement by and between the Company and Vestal Venture Capital	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed October 5, 2007.
10.21	Form of Non-Negotiable Secured Promissory Note by and between the Company and Vestal Venture Capital	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K/A filed October 5, 2007.
10.22	Form of Term Loan Agreement by and between the Company and Braswell Enterprises, LP	Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K/A filed October 5, 2007.
10.23	Form of Non-Negotiable Secured Promissory Note by and between the Company and Braswell Enterprises, LP	Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K/A filed October 5, 2007.
10.24	Form of Guaranty by and between the Company and Vestal Venture Capital	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed October 5, 2007.
10.25	Form of Pledge Agreement by and between the Company and Vestal Venture Capital	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed October 5, 2007.
10.26	Form of Term Loan Agreement by and between the Company and Paul Arena	Incorporated by reference to Exhibit 4.9 to the Company’s Amendment to Current Report on Form 8-K/A filed October 5, 2007.
10.27	Form of Non-Negotiable Secured Promissory Note by and between the Company and Paul Arena	Incorporated by reference to Exhibit 4.10 to the Company’s Amendment to Current Report on Form 8-K/A filed October 5, 2007.
10.28	Employment Agreement dated October 11, 2007 by and between i2 Telecom International, Inc. and Mark Hewitt. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 17, 2007.
10.29	Non-Negotiable Secured Promissory Note for the benefit of Vestal Venture Capital dated September 28, 2007.	Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
10.30	Guaranty by and between Vestal Venture Capital and Paul Arena dated September 28, 2007.	Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
10.31	Term Loan Agreement by and between the Company and Vestal Venture Capital dated September 28, 2007.	Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
10.32	Pledge Agreement by and between the Company and Vestal Venture Capital dated September 28, 2007.	Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
10.33	Note Modification Agreement for the benefit of Phipps dated August 31, 2007.	Incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
10.34	Form of Non-Negotiable Secured Promissory Note.	Incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
10.35	Form of Term Loan Agreement.	Incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.

10.36	Resignation Letter.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007.
10.37	Form of Non-Negotiable Secured Promissory Note.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 7, 2008.
10.38	Form of Term Loan Agreement.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 7, 2008.
10.39	Form of Non-Negotiable Secured Promissory Note.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 14, 2008.
10.40	Form of Term Loan Agreement.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 14, 2008.
10.41	Form of Non-Negotiable Secured Promissory Note	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 28, 2008.
10.42	Form of Term Loan Agreement	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 28, 2008.
10.43	Form of Guaranty	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 28, 2008.
10.44	Form of Non-Negotiable Secured Promissory Note.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 30, 2008.
10.45	Form of Term Loan Agreement.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 30, 2008.
10.46

Employment Agreement, dated August 5, 2008 and effective August 18, 2008, by and between i2 Telecom International, Inc. and Christopher R. Miltenberger. Represents an executive compensation plan or arrangement.

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 14, 2008.
10.47	Form of Non-Negotiable Secured Promissory Note	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 3, 2008.
10.48	Form of Term Loan Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 3, 2008.
10.49	Form of Non-Negotiable Secured Promissory Note.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 10, 2009.
10.50	Form of Term Loan Agreement	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 10, 2009.
10.51	12% Non-Negotiable Secured Promissory Note issued by the Registrant to Vestal Venture Capital, dated January 30, 2009.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 10, 2009.
10.52	Term Loan Agreement between the Registrant and Vestal Venture Capital, dated January 30, 2009.	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed March 10, 2009.
10.53	Pledge Agreement between the Registrant and Vestal Venture Capital, dated January 30, 2009.	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed March 10, 2009.

10.54	Employment Agreement, dated April 20, 2009, by and between the Company and Andrew L. Berman. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 24, 2009.
10.55	Employment Agreement, dated April 20, 2009, by and between the Company and Paul R. Arena. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 24, 2009.
10.56	Employment Agreement, dated April 20, 2009, by and between the Company and Christopher R. Miltenberger. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 24, 2009.
10.57	Employment Agreement, dated April 20, 2009, by and between the Company and Douglas F. Bender. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 24, 2009.
10.58	Form of Non-Negotiable Secured Promissory Note.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2009.
10.59	Form of Term Loan Agreement.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 4, 2009.
10.60	Form of Subscription Agreement	Incorporated by reference to Exhibit 10.66 to the Company’s Current Report on Form 8-K filed May 8, 2009.
14.1	Code of Ethics and Conduct.	Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.
21.1	Subsidiaries of the Company.	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.	Filed herewith.
32.1	Section 1350 Certification of the Company’s Chief Executive Officer and Principal Financial Officer.	Filed herewith.
32.2	Section 1350 Certification of the Company’s Principal Financial Officer.	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

i2 TELECOM INTERNATIONAL, INC.
(Registrant)

Date: May 15, 2009	By:	/s/ Andrew L. Berman
Andrew L. Berman
Chief Executive Officer

 Exhibit 31.1

CERTIFICATION

I, Andrew L. Berman, certify that:

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	May 15, 2009	/s/ Andrew L. Berman______________________

Andrew L, Berman

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	May15, 2009	/s/ Paul R. Arena______________________

Paul R. Arena

Chief Financial Officer (Principal Financial

and Accounting Officer)

Exhibit 32.1

CERTIFICATION

In connection with the periodic report of i2 Telecom International, Inc. (the “Company”) on Form 10-Q for the quarter ending March 31, 2009 as filed with the Securities and Exchange Commission (the “Report”), I, Andrew L. Berman, Chief Executive Officer (Principal Executive Officer) of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1)      The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2)      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date:	May15, 2009	/s/ Andrew L. Berman______________________

Andrew L. Berman

Chief Executive Officer (Principal Executive Officer)

Exhibit 32.2

CERTIFICATION

In connection with the periodic report of i2 Telecom International, Inc. (the “Company”) on Form 10-Q for the quarter ending March 31, 2009 as filed with the Securities and Exchange Commission (the “Report”), I, Paul R. Arena, Chief Financial Officer (Principal Financial and Accounting Officer) of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1)      The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2)      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date:	May 15, 2009	/s/ Paul R. Arena______________________

Paul R. Arena

Chief Financial Officer (Principal Financial and Accounting Officer)