Form 10-Q
period 2009-06-30
I2 TELECOM INTERNATIONAL INC
filed 2009-08-14
CIK 949371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDEDJune 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 28,854,510 issued and outstanding as of August 12, 2009. The total number of shares are post-split effective May 14, 2009 whereby a 1:10 reverse split occurred.

i2 TELECOM INTERNATIONAL, INC.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED JUNE 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS
	June 30, 2009	December 31, 2008
Current Assets
Cash Notes Receivable Inventories Prepaid Expenses and Other Current Assets	$ 2,153,435 125,000 187,277 86,556	$ 2,645 0 187,607 213,059
Total Current Assets	2,552,268	403,311

Property and Equipment, Net	1,146,698	1,253,074

Other Assets
Intangible Assets Deposits	2,615,146 38,840	2,788,947 38,840
Total Other Assets	2,653,986	2,827,787

Total Assets	$ 6,352,952	$ 4,484,172

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
June 30, 2009		December 31, 2008
Current Liabilities Accounts Payable and Accrued Expenses Deferred Revenue Convertible Bonds Notes Payable-Current	$ 2,265,890 25,985 100,000 4,649,105	$ 2,399,660 25,985 100,000 3,356,014
Total Current Liabilities	7,040,980	5,881,659

Shareholders’ Equity (Deficit) Preferred Stock, No Par Value Shares Authorized, 5,000,000 Shares and 3,500 Shares Issued and Outstanding, respectively	3,500,000	0
Common Stock, No Par Value, 500,000,000 Shares Authorized, 28,829,966 Shares and 27,278,560 Shares Issued and Outstanding, respectively	36,665,604	35,756,541

Additional Paid-In Capital	3,317,814	3,100,500
Accumulated Deficit	(44,171,447)	(40,254,528)
Total Shareholders’ Equity (Deficit)	(688,028)	(1,397,487)

Total Liabilities and Shareholders’ Equity (Deficit)	$6,352,952	$ 4,484,172

i2 TELECOM INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008
Revenue	$82,428	$ 162,727	$214,570	$ 320,183

Cost of Revenue	67,770	188,685	193,822	370,922

Gross Profit (Loss)	14,658	(25,958)	20,748	(50,739)

General and Administrative Expenses	1,549,761	1,583,912	3,147,316	2,635,873

Loss From Operations	(1,535,103)	(1,609,870)	(3,126,568)	(2,686,612)

Other Income (Expense) Interest Income Interest Expense Gain on Forbearance of Debt Gain on Sale of Technology	1,474 (791,949) 112,536 0	0 (652,816) 2,190 5,193,620	1,474 (903,243) 112,536 0	0 (773,469) 2,190 5,193,620
Total Other Income (Expense)	(677,939)	4,542,993	(792,233)	4,422,341
Net Income (Loss)	$(3,918,801)	$2,933,123	$(3,918,801)	$1,735,729
Dividends on Preferred Stock	(0)	(6,000)	(0)	(12,000)
Net Income (Loss) Available to Common Shareholders	$(2,213,042)	$2,927,123	$(3,918,801)	$1,723,729
Weighted Average Common Shares: Basic	28,558,566	18,541,637	27,961,279	18,619,891
Basic Earnings Per Common Share: Fully Diluted Fully Diluted Per Common Share:	$ (.08) N/A $ N/A	$ .16 23,329,480 $ .13	$ (.14) N/A $ .N/A	$ .09 24,226,960 $ .07

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008
Cash Flows From Operations
Net Loss From Operations	$(3,918,801)	$1,735,729
Adjustments to Reconcile Net Income to cash
Depreciation and amortization Amortization of Loan Fees Gain on Forbearance of Debt	378,489 263,328 (112,536)	318,641 182,178 0
Stock compensation	553	193,446
Accounts receivable Notes receivable	0 (125,000)	0 0
Inventories	330	1,115
Prepaid Expenses	(136,825)	(110,989)
Other Assets	0	0
Increase (Decrease) In:
Accounts Payable and Accrued Expenses	57,736	(416,010)
Deferred Revenue	0	4,603
Net Cash Used In Operating Activities	(3,592,726)	1,908,813
Cash Flows From Investing Activities
Equipment Purchases Payments for Intangible Assets	(98,312) (0)	(402,265) (109,500)
Net Cash Used In Investing Activities	(98,312)	(511,765)
Cash Flows From Financing Activities
Proceeds from Issuance of Convertible Bonds	0	0
Payments of Convertible Bonds	0	0
Proceeds From Notes Payable	1,433,001	1,975,000
Payment of Notes Payable	(216,998)	(3,472,794)
Proceeds from redemption of options Issuance of Common Stock Issuance of Preferred Stock Payment of Financing Costs with warrants Payment of Professional Fees with warrants	0 389,064 3,500,000 528,622 208,139	2,250 279,841 0 579,201 0
Net Cash Provided By Financing Activities	5,841,828	(636,502)
Increase (Decrease) in Cash	2,150,790	760,546
Balance, Beginning of Period	2,645	194,279
Balance, End of Period	$ 2,153,434	$ 954,825

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company, through its subsidiary, i2Telecom International, Inc., (“i2Telecom (DE)”), provides low-cost telecommunications services employing next-generation Voice over Internet Protocol, (“VoIP”) technology. These operations are based in Roswell, Georgia. Through i2Telecom (DE), the Company controls its own proprietary technology and outsources the majority of its production and service functions with strategic partners. The Company, through i2Telecom (DE), provides the VoiceStick®, MyGlobalTalkTM, micro gateway adapters, VoIP long distance and other enhanced communication services to subscribers. The Company’s proprietary technology platform is built to the Session Initiation Protocol (“SIP”) standard. The Company’s revenue model now includes revenue from the sale of the VoiceStick®, MyGlobalTalkTM, and other integrated access devices (“IADs”) along with recurring monthly subscriptions and call minute termination. The Company believes its proprietary technology provides meaningful advantages particularly in the areas of ease of use, high quality service, and low cost and robust features.

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

• unlimited and “Pay as You Go” global calling among VoiceStick® and MyGlobalTalkTM users; and • local and long distance calling via cellular phones utilizing the Company’s proprietary technology.

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

Critical Accounting Policies

The policies identified below are considered as critical to the Company’s business operations and the understanding of the Company’s results of operations. The impact of and any associated risks related to these policies on the Company’s business operations is discussed throughout “Management’s Discussion and Analysis or Plan of Operation.” For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Company’s consolidated financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the SEC on April 2, 2009, (the “Annual Report”). Preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (this “Quarterly Report”) requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. There can be no assurance that actual results will not differ from those estimates.

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

This summary of significant accounting policies of i2 Telecom International, Inc., (the “Company”), i2Telecom (DE) and SuperCaller is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

A.

Nature of Operations – The parent Company was incorporated under the laws of the State of Washington on October 17, 1988, and the operating subsidiary, i2Telecom (DE), was incorporated on February 28, 2002. The Company, headquartered in Atlanta, Georgia, is a telecommunications service provider of Voice over Internet Protocol (“VoIP”) technology. The Company has proprietary patent pending technology that allows transmission of VoIP, connection to long distance public-switched telephone network (“PSTN”), and other enhanced communications services through an Internet Access Device (“IAD”).

The Company has targeted specific markets that are connected to the Internet. Customers are supplied an i2 Telecom “IAD” micro gateway, which will enable them to: 1) make, at no cost other than the initial cost of micro gateway and the subscription fee, unlimited calls to other i2 Telecom subscribers – anywhere in the world using the customer’s existing phone (no new or special phone required); 2) make long distance calls to people who use a normal telephone line using the i2 Telecom least cost routing network that provides competitive long distance rates; and 3) use either a broadband (DSL, Cable, etc.) or dial up service.

B.

Basis of Consolidation – The consolidated financial statements include the accounts of i2Telecom (DE) and SuperCaller, that are wholly owned subsidiaries of the Company. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

I.

In accordance with SFAS No. 144, the Company reviews its long-lived assets, including property and equipment, goodwill and other identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The Company had no impairment of assets during the second quarter or the three months ended June 30, 2009 or the year ended December 31, 2008.

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

M.

Earnings (loss) per share - Basic earnings (loss) per share represents income available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Options on shares of common stock and certain bonds convertible into common shares were not included in the computing of diluted earnings (loss) per share because their effects were anti-dilutive.

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

N.	New Accounting Pronouncements

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events("SFAS 165"), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission ("SEC") on August 14, 2009.

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

Earnings per Share

For the second quarter of 2009 and 2008, net income (loss) per share is based on the weighted average number of shares of Common Stock outstanding. At June 30, 2009 and June 30, 2008, the Company had, on a weighted average, 27,961,279 shares and 18,641,637 shares of Common Stock outstanding, respectively. The total number of shares are post-split effective May 14, 2009 whereby a 1:10 reverse split occurred.

At June 30, 2009, the Company had outstanding 28,829,665 shares of Common Stock and options and warrants to purchase 28,765,241 shares of Common Stock. Consequently, on an as-converted, fully-diluted basis, the Company would have 57,694,906 shares of Common Stock outstanding at June 30, 2009.

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

Interim Financial Data

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008, set forth in the Annual Report. The interim financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of June 30, 2009 and June 30, 2008, and the results of their operations and cash flows for the six months ended June 30, 2009 and 2008. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2009.

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	NOTES PAYABLE

During the quarter the company received new notes payables of $650,089 with 90 day payment terms and are secured by the assets of the Company. The notes pay out interest at the rate of 12% and any unpaid interest was accrued at June 30, 2009.

We have been able to meet our operating requirements since June 30, 2009 without any interim financing. We will need to receive additional capital to continue our operations.

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

On January 9, 2006, the Company sold $1,750,000 of 10% secured convertible debentures pursuant to a Securities Purchase Agreement dated as of the same date. The Company received $600,000 upon closing, $600,000 on April 6, 2006, and $550,000 May 10, 2006. The debentures were secured by all assets of the Company.

During the year-end December 31, 2006, the holders converted $425,000 of the convertible bonds into 1,470,731 shares of common stock. In January 2007, the Company paid off the remaining balance due.

On December 9, 2006, the Company sold $2,000,000 of 6% secured convertible debentures pursuant to a Securities Purchase Agreement dated as of the same date. The Company received $1,625,000 in December 2006 and the remaining $375,000 in January 2007. The Debentures matured on May 9, 2007. The Debentures were convertible from time to time into 2,857,143 shares of common stock of the Company at the price of $.70 per share and 2,857,143 warrants exercisable at the price of $.07 per share.

On February 28, 2007, the Company sold $2,000,000 of 6% Senior Subordinated Secured Convertible Notes convertible into 1,666,667 shares of the Company's common stock priced at $1.20 each, and 833,334 Warrants, priced at $1.20 each. For every two shares of common stock to be issued, the investor(s) received one warrant which is exercisable into the Company's common stock at 100% of the Issue Price. These warrants mature three years from issuance. The Notes will automatically convert into the Company's common stock if any of the following events occur: (i) the Shares become registered and freely trading, or (ii) the financial closing by the Company of $10,000,000 or more. The Notes are secured by all assets of the Company and its subsidiaries. All future debt securities issued by the Company will be subordinate in right of payment to the Notes; provided, however, that the Company may raise up to $1.0 million of senior indebtedness that ranks pari passu with the Notes in the future.

During the year ended December 31, 2007, the Company converted Convertible debt in the amount of $3,392,274, net of bond discount of $557,419, in principal and accrued interest, to common stock. Total shares issued in exchange for the debt were 4,085,152.

Due to the late registration of shares received in conversion of the Convertible Debt during 2007, penalty shares were awarded & issued to convertible note holders. The total number of penalty shares issued was 632,048.

The total number of shares are post-split effective May 14, 2009 whereby a 1:10 reverse split occurred.

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	CONVERTIBLE BONDS (CONTINUED)

Convertible bonds remaining at June 30, 2009 and March 31, 2009 consisted of the following:

	June 30, 2009	March 31, 2009
December 2006 6% Convertible Bonds February 2007 6% Convertible Bonds	$ 50,000 50,000	$ 50,000 50,000
	100,000	100,000

NOTE 4.	STOCK OPTIONS AND WARRANTS

	June 30, 2009		December 31, 2008
	Number of Options/ Warrants	Weighted Average Exercise Price	Number of Options/ Warrants	Weighted Average Exercise Price
Outstanding at Beginning of Period	16,482,834	$ 1.00	12,224,824	$ 2.30
Options Granted Warrants Granted Exercised Forfeited	2,051,000 15,152,228 (333,211) (4,587,609)	$ .90 $ .70 $ 1.20 $ 1.10	1,510,000 20,446,350 (1,251,484) (16,446,855)	$ .90 $ 1.00 $ .58 $ 1.90
Outstanding at End of Period	28,765,241	$ .80	16,482,834	$ 1.30
Options Exercisable at End of Period	28,765,241	$ .80	13,735,443.90
Weighted-average Fair Value of Options Granted During the Period		$ .60		$ 1.00

As of June 30, 2009, the range of option and warrant exercise prices for outstanding and exercisable options and warrants was $.10 to $1.60 with a weighted average remaining contractual life of 3.79 years.

The total number of shares are post-split effective May 14, 2009 whereby a 1:10 reverse split occurred.

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	STOCK APPRECIATION RIGHTS AND RESTRICTED SHARE UNITS

On December 31, 2003, the Company terminated its stock appreciation plan and cancelled all outstanding rights granted. As consideration for the rights cancelled, each employee received restricted stock or cancellation of their notes receivable at rate of $30.00 per right. On December 31, 2003, the Company amended its 2002 Stock Option Plan to properly administer the granting of restricted stock. Under the amended plan, employees are granted restricted share units without cost to the employee. Each restricted share unit awarded to a participant represents an unfunded, unsecured right, which is nontransferable except in the event of death of the employee, to receive one share of common stock, $.10 par value, of i2 Delaware on the date specified in the grant. As a result of the Merger each such right was converted into the right to receive shares of Common Stock, no par value per share, and Preferred Stock Series B, no par value per share (the “Preferred Stock Series B”), as outlined in the Merger Agreement. The restricted share units granted under the plan vest evenly over three years, with immediate vesting upon termination.

The total number of shares and the price per share are post-split effective May 14, 2009 whereby a 1:10 reverse split occurred.

Information with respect to restricted share units as of June 30, 2009 and 2008 is as follows:

	2009	2008
Restricted Units-Beginning of Year	0	0
Restricted Units Granted	0	0
Transfer to Common Stock Due to Lapse of Restrictions	(0)	(0)
Restricted Units-End of Year	0	0
Weighted Average Fair Value of Shares	$ .00	$ .00
Pre-Tax Compensation Expense Charged to Earnings, net of cancellations	$ -0-	$ -0-

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	SUBSEQUENT EVENTS

On July 1, 2009, the Company commenced a tender offer for 25,613,269 warrants eligible to participate in its offer to exchange warrants for shares of common stock or repricing. i2Telecom’s Offer to Exchange, dated July 1, 2009 expires 5:00 P.M. Atlanta Time on August 14, 2009.   The terms and conditions of the offer as set forth in i2Telecom’s Offer to Exchange, dated July 1, 2009, and the related Letter of Transmittal, as amended, allowed for the warrant holder to receive one share of common stock for every five warrants on a post-split basis. As of 3:00 P.M., Atlanta Time, on August 14, 2009, warrants representing approximately 12,913,284 shares of i2Telecom’s common stock had been tendered to i2 Telecom.

Also on July 1, 2009, the Company commenced a tender offer for 5,243,015 options eligible to participate in its offer to exchange options for shares of common stock or repricing. i2Telecom’s Offer to Exchange, dated July 1, 2009 expires 5:00 P.M. Atlanta Time on August 14, 2009.   The terms and conditions of the offer as set forth in i2Telecom’s Offer to Exchange, dated July 1, 2009, and the related Letter of Transmittal, as amended, allowed for the option holder to receive one share of common stock for every five options on a post-split basis. As of 3:00 P.M.,

Atlanta Time, on August 14, 2009, options representing approximately 919,188 shares of i2Telecom’s common stock had been tendered to i2 Telecom.

Also on July 1, 2009, the Company commenced an effort to exchange $6,328,212 of its Promissory Notes, which includes all accrued interest and related fees, (the “Debt”) into preferred stock (the “IP Subsidiary Preferred Stock”) of its wholly-owned subsidiary i2 Telecom IP Holdings, Inc., (the “IP Subsidiary”). On July 31, 2009, the Company closed an aggregate of $5,508,855 of the Debt into IP Subsidiary Preferred Stock. In connection with the creation of IP Subsidiary, substantially all of the Company’s intellectual property was transferred to IP Subsidiary, with the Company owning all of the common stock of IP Subsidiary. The IP Subsidiary Preferred Stock provides for an accruing dividend of 12% per annum, and a special dividend for up to two years in the event that the IP Subsidiary Preferred Stock has not been redeemed. The balance of the remaining debt of $819,357 has either been retired or about to be retired in the form of cash payments.

The number of warrants and shares of common stock referenced herein are based upon the reverse stock split effective May 14, 2009.

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

The Company’s proprietary technology platform is built to the SIP standard and offers the end user the following primary benefits:

•	near carrier grade quality of service;

•	low cost long distance calling worldwide;

•	broadband access via laptop with the Company’s VoiceStick®;

•	broadband technology;

•	plug and play technology using traditional phones (including cellular) without professional installation; and

•	unlimited and “Pay as You Go” global calling among VoiceStick® and MyGlobalTalkTM users.

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

M.

Earnings (loss) per share - Basic earnings per share represents income available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Options on shares of common stock and certain bonds convertible into common shares were not included in the computing of diluted earnings per share because their effects were anti-dilutive.

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

Results of Operations

Comparison of Three Months Ended June 30, 2009 and 2008

	For the Three Months Ended
	June 30,
	2009	2008	Variance	Percentage
Revenue	$82,428	$162,727	(80,299)	-49.4%
Cost of Revenue	67,770	188,685	120,915	64.1%
Gross Profit (Loss)	14,658	(25,958)	40,616	156.5%
Operating Expenses:
General and Administrative Expenses	1,549,761	1,583,912	34,151	2.2%
Other Income (Expense) Net	(677,939)	4,542,993	(5,220,932)	-114.9%
Net Profit (Loss)	$(2,213,042)	$2,933,123	(5,146,165)	-175.5%

Revenues decreased to $82,428 for the three months ended June 30, 2009 from $162,727 for the three months ended June 30, 2008. The decrease in revenues was due to the repositioning and rebranding efforts during the period.

Cost of revenues decreased to $67,770 for the three months ended June 30, 2009 from $188,685 for the three months ended June 30, 2008. The decrease in cost of revenues was due to continuing efforts in negotiating lower carrier rates, combined with lower sales volume.

Gross loss decreased from a loss of $25,958 for the three months ended June 30, 2008 to a gain of $14,658 for the three months ended June 30, 2009.

Total selling, general and administrative expenses for the three months ended June 30, 2009 was $1,549,761 compared to $1,583,912 for the three months ended June 30, 2008.

Net (loss) for the three months ended June 30, 2009 was $(2,213,042) as compared to a net gain of $2,933,123 for the three months ended June 30, 2008. The non-cash compensation related expense for the three months ended June 30, 2009 was $503,209 in total. The decrease in net profit is primarily a result of the sale of intellectual property to a third party in FY 2008. On May 28, 2008, the Company sold a patent related to the VoIP Service Access Module, or VoiceStick® for $6,500,000 in cash and retained the rights to use the technology.

Comparison of Six Months Ended June 30, 2009 and 2008

	For the Six Months Ended
	June 30,
	2009	2008	Variance	Percentage
Revenue	$214,570	$320,183	(105,613)	-33.0%
Cost of Revenue	193,822	370,922	177,100	47,8%
Gross Profit (Loss)	20,748	(50,739))	71,487	140.9%
Operating Expenses:
General and Administrative Expenses	3,147,316	2,635,872	(511,444)	-19.4%
Other Income (Expense) Net	(792,233)	4,422,341	(5,214,574)	-117.9%
Net Profit (Loss)	$(3,918,801)	$1,735,729	(5,654,531)	-325.8%

Revenues decreased to $214,570 for the six months ended June 30, 2009 from $320,183 for the six months ended June 30, 2008. The decrease in revenues was due to the repositioning and rebranding efforts during the period combined with a new focus toward the launch of the MyGlobalTalk service which is anticipated to occur during the third quarter.

Cost of revenues decreased to $193,822 for the six months ended June 30, 2009 from $370,922 for the six months ended June 30, 2008. The decrease in cost of revenues was due to continuing efforts in negotiating lower carrier rates, combined with lower sales volume.

Gross loss decreased from for the six months ended June 30, 2008 to a profit of $20,748 for the six months ended June 30, 2009. The increase in profits was attributable to an increase in customer minutes of use billed during the period.

Total selling, general and administrative expenses for the six months ended June 30, 2009 was $3,147,316 compared to $2,635,872 for the six months ended June 30, 2008. The decrease was due to lower financing costs related to borrowings, and Convertible Bond Discount amortization occurring in 2008.

Net loss for the six months ended June 30, 2009 was $3,918,801 as compared to a net profit for the six months ended June 30, 2008 of $1,735,729. The decrease in net profit is primarily a result of the sale of intellectual property to a third party in fiscal year 2008.

Liquidity and Capital Resources

On June 30, 2009, we had a working capital deficit of approximately $4,489,000 compared to a working capital deficit of approximately $3,300,000 on June 30, 2008. The increase in working capital deficit was primarily due to increased debt, offset by the sale of preferred stock. Net cash used in operating activities was $3,592,726 for the six months ended June 30, 2009 as compared to net cash provided by operating activities of $1,908,813 for the six months ended June 30, 2008. The decrease in net cash provided by operating activities between the six months ended June 30, 2009 and June 30, 2008 is attributable to the proceeds from the sale of intellectual property occurring in fiscal year 2008.

Net cash used in investing activities was approximately $98,000 for the six months ended June 30, 2009 as compared to net cash used in investing activities of $511,000 for the same period in 2008. The decrease in net cash used investing activities is attributable to extensive purchases of network system equipment, and software application development occurring in the prior year, fiscal year 2008.

Net cash used in financing activities was approximately $5,842,000 for the six months ended June 30, 2009 as compared to net cash provided of $637,000 for the same period in 2008. The increase in net cash provided by financing activities is attributable to the lower promissory note debt payoffs, combined with the sale of preferred stock.

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

We have no current commitments or obligations for future capital expenditures. A summary of our debt and lease obligations at June 30, 2009 are as follows:

	Obligations payable in
	Less than 1 year	1-3 years	Total
Debt	$4,749,105	$0	$4,749,105

Leases	$0	$0	$0

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

<</strong>B>ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision of, and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the same period. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 11, 2009, the Company commenced litigation against defendants MagicJack, L.P., SJ Labs, Inc., YMAX Corporation and Daniel Borislow (the “Federal Court Litigation”). On June 9, 2009, the Federal Court Litigation was dismissed without prejudice. Prior to the dismissal of the Federal Court Litigation, and in response to the Federal Court Litigation, SJ Labs, Inc. filed an action for declaratory judgment, damages and ancillary relief against the Company in the Court of Common Pleas, Cuyahoga County, Ohio. The Company responded to the declaratory judgment action of SJ Labs by asserting the defenses of (1) the action fails to state a claim; (2) the claims are barred because a declaratory action would mot terminate the controversy between the parties; (3) unclean hands; (4) breach of agreements; (5) conversion of confidential information; (6) contributory negligence; (7) failure to mitigate damages; (8) accord and satisfaction; (9) release; and (10) failure of condition precedent. Additionally, the Company responded to the declaratory judgment action as a counterclaim-plaintiff alleging causes of action against MagicJack, L.P., SJ Labs, Inc., YMAX Corporation and Daniel Borislow (collectively, the “Defendants”). The Company alleges that the Defendants: (i) acquired the Company’s intellectual property pursuant to contracts preserving its confidentiality; (ii) have improperly used the Company’s intellectual property in violation of their contractual commitments, as well as statutory and common law; and (iii) in combination with one another, agreed to conspire to use, convert, or misappropriate the Company’s trade secrets for their own benefit.  As a result, the Company alleges that the Defendants are jointly and severally liable for actual, consequential, special, exemplary and punitive damages.  The Company is also seeking a permanent injunction to prevent Defendants from directly or indirectly using or misappropriating any of the Company's trade secrets.

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

We had a loss of $3,918,801 for the quarter ended June 30, 2009, a loss of $2,937,520 for the fiscal year ended December 31, 2008, and a loss of $9,088,752 for the fiscal year ended December 31, 2007. We had an accumulated deficit at June 30, 2009 of $44,171,447. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms. The financial statements included elsewhere in this prospectus do not include any adjustments that might result from the outcome of these uncertainties. Furthermore, developing and expanding our business will require significant additional capital and other expenditures. Accordingly, if we are not able to increase our revenue, then we may never achieve or sustain profitability.

We have been able to meet our operating requirements since June 30, 2009 and received approximately $150,000 of additional financing. We will need to receive additional capital to continue our operations.

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

The stock market in general, and the market for technology companies in particular, has recently experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2003 to June 30, 2009, the per share closing price of our Common Stock on the Over-the-Counter Bulletin Board fluctuated from a high of $3.35 to a low of $.03. We believe that the volatility of the price of our Common Stock does not solely relate to our performance and is broadly consistent with volatility experienced in our industry. Fluctuations may result from, among other reasons, responses to operating results, announcements by competitors, regulatory changes, economic changes, market valuation of technology firms and general market conditions.

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, lack of capital to execute our business plan, and uncertainty of future market acceptance for our technologies . As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results, market acceptance of our government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures, our capital commitments, and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect, if any, that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Volatility in our common share price may subject us to securities litigation.

As discussed in the preceding risk factor, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources. The application of the “penny stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares

.

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

We may not be able to successfully manage our growth.

Our liability to manage the Company’s growth will require that we continue to improve our operational, financial and management information systems, and to motivate and effectively manage our employees. If our management is unable to manage such growth effectively, then the quality of our services, our ability to retain key personnel and our business, financial condition and results of operations could be materially adversely affected.

We may be unable to fund future growth.

Our business strategy calls for the us to grow and expand the Company’s business both internally and otherwise. Significant funds will be required to implement this strategy, funding for additional personnel, capital expenditures and other expenses, as well as for working capital purposes. Financing may not be available to us on favorable terms or at all. If adequate funds are not available on acceptable terms, then we may not be able to meet our business objectives for expansion. This, in turn, could harm our business, results of operations and financial condition. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, then the percentage ownership of the our shareholders will be reduced, and any new securities could have rights, preferences and privileges senior to those of the Common Stock. Furthermore, if the we raise capital or acquires businesses by incurring indebtedness, then we will become subject to the risks associated with indebtedness, including interest rate fluctuations and any financial or other covenants that our lender may require.

Our executive officers have been employed for a relatively short period of time, and may not be able to implement our business strategy. The failure to effectively implement our business strategy will have a material, adverse effect on our business, financial condition and results of operations.

Our management team consists of 3 executive officers who have been employed by us for over three years and balance of our management has been with the Company for less than three years . There can be no assurance that they will function successfully as a management team to implement our business strategy. If they are unable to do so, then our business, financial condition and results of operations could be materially adversely affected.

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

Our ability to do business depends, in part, on the our ability to license certain technology from third parties.

We rely on certain technology licensed from third parties, and there can be no assurance that these third party technology licenses will be available to us on acceptable commercial terms or at all. If we cannot license the technology we need on acceptable commercial terms, then our business, financial condition and results of operations will be materially and adversely affected.

Products and services like the ones we offer change rapidly and therefore, we must continually improve them. However, our need to invest in research and development may prevent us from ever being profitable.

Products and services like the ones we offer are continually upgraded in an effort to make them work faster, function easier for the user and provide more options. Our industry is characterized by the need for continued investment in research and development. If we fail to invest sufficiently in research and development, then our products could become less attractive to potential customers, which could have a material adverse effect on our results of operations and financial condition. However, any investment in research and development and technological innovation will cause our operating costs to increase. This could prevent us from ever achieving profitability.

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

We have pending several patent applications related to embedded software technology and methods of use. There can be no assurance that these patents will be issued. On February 28, 2008 and on December 2, 2008, the Company was awarded Patent #7,336,654 and Patent #7,460,480 respectively, from the United States Patent and Trademark Office. Even if the balance of patents pending are issued, the limited legal protection afforded by patent, trademark, trade secret and copyright laws may not be sufficient to protect our proprietary rights to the intellectual property covered by these patents.

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

Sales to customers based outside the United States have recently accounted for a significant portion of our revenues, which exposes the Company to risks inherent in international operations.

International sales represented approximately 30% of our revenues for the quarter ended June 30, 2009. One of our goals is to increase our foreign sales in order to increase our revenues. However, international sales are subject to a number of risks, including changes in foreign government regulations, laws, and communications standards; export license requirements; currency fluctuations, tariffs and taxes; other trade barriers; difficulty in collecting accounts receivable; longer accounts receivable collection cycles; difficulty in managing across disparate geographic areas; difficulties associated with enforcing agreements and collecting receivables through foreign legal systems; expenses associated with localizing products for foreign markets; and political and economic instability, including disruptions of cash flow and normal business operations that may result from terrorist attacks or armed conflict.

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

We may become subject to litigation.

We may be subject to claims involving how the we conduct our business or the market for or issuance of the Common Stock or other securities. Any such claims against the Company may affect our business, results of operations and financial conditions. Such claims, including those without merit, could require us to pay damages or settlement amounts and would require a substantial amount of time and attention from our senior management as well as considerable legal expenses. Although we do not anticipate that our activities would warrant such claims, there can be no assurances that such claims will not be made.

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

In April 2009, we issued to seven individuals, warrants to purchase an aggregate of 358,000 shares of Common Stock at an exercise price of $0.80 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of promissory notes in the aggregate amount of $380,000 made to us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by us of a registration statement.

In May 2009, we issued to nine individuals, warrants to purchase an aggregate of 192,000 shares of Common Stock at an exercise price of $0.80 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of promissory notes in the aggregate amount of $156,000 made to us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by us of a registration statement.

In June 2008, we issued to six institutions and twenty seven individuals, warrants to purchase an aggregate of 2,825,000 shares of Common Stock at an exercise price of $0.80 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of extensions for promissory notes in the aggregate amount of $4,385,000 made to us. Of this amount, 889,667 warrants were issued to three individuals who are directors of ours, of which one individual who is also an officer of ours, for which loans were made to us in the aggregate amount of for $1,475,000. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by us of a registration statement.

As further described on the Company’s Current Report on Form 8-K, dated May 8, 2009, the Company issued on April 27, 2009, 500 Series F Preferred Shares and on April 27, 2009, a Warrant for the purchase of 500,000 shares of Common Stock for a total purchase price of $500,000. The sales of the Series F Preferred Shares and the Warrant were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance on the private offering exemption from registration provided by Section 4(2) of the Act.

As further described on the Company’s Current Reports on Form 8-K, dated June 10, 2009 and July 1, 2009, the Company issued on June 8, 2009, 3,000 Series F Preferred Shares and on June 5, 2009, a Warrant for the purchase of 3,000,000 shares of Common Stock for a total purchase price of $3,000,000. The sales of the Series F Preferred Shares and the Warrant were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance on the private offering exemption from registration provided by Section 4(2) of the Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

2009 ANNUAL MEETING OF SHAREHOLDERS

Our Board of Directors, (the “Board”) determined it was advisable to (i) hold the Shareholders’ Annual Meeting on June 30, 2009, for the purpose of (a) electing directors to serve the corporation until the next shareholders meeting, (b) approving an Amendment to the Corporation's Articles of Incorporation to effect a 1:2 to as much as a 1:5 ratio, (the “Reverse Split”) at any time during the next twelve months or prior to the 2010 annual meeting of shareholders, which occurs first, with such ratio to be determined by the Board, (c) ratifying the appointment of Freedman & Goldberg Certified Public Accountants, P.C. as the independent auditors of the Corporation for the year ending December 31, 2009, and (d) transacting such other business as may lawfully come before the Annual Meeting; and (ii) acknowledge May 14, 2009, as the record date for such Annual Meeting.

The shareholders of the Company have voted in favor of each of the above items as follows:

Vote by ballot for the election of seven (7) directors of the Company

Name of Nominee	Number of Votes Cast For	Number of Votes Withheld
Paul R. Arena	220,226,814	903,753
D. Christer Bylander	220,282,781	847,786
Audrey L. Braswell	220,070,187	1,060,380
Montgomery L. Bannerman	219,504,359	1,626,208
Andrew L. Berman	219,407,781	1,722,786
Timothy McGeehan	219,504,359	1,626,208
Bruce C. Friedman	219,504,359	1,626,208

Montgomery L. Bannerman and D. Christer Bylander resigned on June 8, 2009 and June 17, 2009, respectively, and therefore, immediately following the Annual Meeting, the Board ratified the appointment of Frederick D. Mapp and Michael D. Reardon to fill such vacancies on the Board.

Vote by ballot for the ratification of the appointment by the Board of Freedman & Goldberg, Certified Public Accountants, P.C. as the Company’s independent auditors for the fiscal year ending December 31, 2009.

Number of votes cast for the proposal	220,379,209
Number of votes cast against the proposal	36,295
Number of abstentions	715,063

Vote by ballot for the authorization of the Board to effect the Reverse Split at any time during the next twelve months or prior to the 2010 annual meeting of shareholders, whichever occurs first.

Number of votes cast for the proposal	208,907,448
Number of votes cast against the proposal	11,717,043
Number of abstentions	506,076
Number of Broker non-votes	400

ITEM 5.	OTHER INFORMATION

(a)	None.
(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit	Method of Filing
2.1

Agreement and Plan of Merger dated as of January 30, 2004, among the Company, DDN Acquisition Corporation and i2 Telecom Communications, Inc. (The schedules to the Agreement and Plan of Merger have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish copies of such omitted schedules supplementally to the Securities and Exchange Commission upon request.).

Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 2, 2004.
2.2	Asset Purchase Agreement dated as of January 30, 2004, between the Company and InTransit Media, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on February 2, 2004.
2.3	First Amendment to Asset Purchase Agreement, dated February 26, 2004, between the Company and InTransit Media, Inc.	Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on March 12, 2004.
3.1	Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.
3.2	Bylaws, as amended.	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.
3.3	Amendment to the Company’s Articles of Incorporation filed June 3, 2004.	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

3.4	Certificate of Designations of Rights and Preferences of Series D Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 13, 2004.
3.5	Certificate of Designations of Rights and Preferences of Series E Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 22, 2005.
3.6	Amendment to Certificate of Designations of Rights and Preferences of Series E Preferred Stock	Incorporated by reference to Exhibit 3.1.8 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006.
3.7	Amendment to the Company’s Articles of Incorporation filed July 13, 2007.	Filed herewith.
3.8	Certificate of Designations of Rights and Preferences of Series F Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 30, 2009.
3.9	Amendment to the Company’s Articles of Incorporation filed May 11, 2009.	Filed herewith.
3.10	Amendment to Certificate of Designations of Rights and Preferences of Series F Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 10, 2009.
4.1	Amended and Restated 2004 Stock Incentive Plan*	Incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement filed June 25, 2009.
4.2

Certificate of the Designations, Preferences, Rights and Limitations of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock of i2 Telecom IP Holdings, Inc.

Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 1, 2009.
10.1	Employment Agreement, dated April 20, 2009, by and between the Company and Andrew L. Berman. Represents an executive compensation plan or arrangement. *	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 24, 2009.
10.2	Employment Agreement, dated April 20, 2009, by and between the Company and Paul R. Arena. Represents an executive compensation plan or arrangement. *	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 24, 2009.
10.3	Employment Agreement, dated April 20, 2009, by and between the Company and Christopher R. Miltenberger. Represents an executive compensation plan or arrangement. *	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 24, 2009.
10.4	Employment Agreement, dated April 20, 2009, by and between the Company and Douglas F. Bender. Represents an executive compensation plan or arrangement. *	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 24, 2009.
10.5	Form of Non-Negotiable Secured Promissory Note.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2009.
10.6	Form of Term Loan Agreement.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 4, 2009.

10.7	Form of Warrant	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 4, 2009.
10.8	Form of Registration Rights Agreement.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 4, 2009.
10.9	Form of Subscription Agreement	Incorporated by reference to Exhibit 10.66 to the Company’s Current Report on Form 8-K filed May 8, 2009.
10.10	Form of Warrant	Incorporated by reference to Exhibit 4.60 to the Company’s Current Report on Form 8-K filed May 8, 2009.
10.11	Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 10, 2009.
10.12	Amended and Restated Warrant	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 10, 2009.
10.13	Subscription Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 10, 2009.
10.14	Exchange Agreement	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 10, 2009.
10.15	Amendment to Arena Employment Agreement, dated June 24, 2009. *	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 29, 2009.
10.16	Amendment to Bender Employment Agreement, dated June 24, 2009. *	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 29, 2009.
10.17	Amendment to Berman Employment Agreement, dated June 24, 2009.*	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2009.
10.18	Amendment to Miltenberger Employment Agreement, dated June 24, 2009. *	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 29, 2009.
10.19	First Amendment to Subscription Agreement, dated June 26, 2009.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 1, 2009.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.	Filed herewith.
32.1	Section 1350 Certification of the Company’s Principal Executive Officer.	Filed herewith.
32.2	Section 1350 Certification of the Company’s Principal Financial Officer.	Filed herewith.

* Management contract, compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I2 TELECOM INTERNATIONAL, INC.
(Registrant)

Date: August 14, 2009	By:	/s/ Andrew L. Berman
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	August 14, 2009	/s/ Andrew L. Berman______________________

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	August 14, 2009	/s/ Paul R. Arena______________________

Paul R. Arena

Chief Financial Officer (Principal Financial

and Accounting Officer)

Exhibit 32.1

CERTIFICATION

In connection with the periodic report of i2 Telecom International, Inc. (the “Company”) on Form 10-Q for the quarter ending June 30, 2009 as filed with the Securities and Exchange Commission (the “Report”), I, Andrew L. Berman, Chief Executive Officer (Principal Executive Officer) and of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1)      The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2)      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date:	August 14, 2009	/s/ Andrew L. Berman______________________

Andrew L. Berman

Chief Executive Officer (Principal Executive Officer)

Exhibit 32.2

CERTIFICATION

In connection with the periodic report of i2 Telecom International, Inc. (the “Company”) on Form 10-Q for the quarter ending June 30, 2009 as filed with the Securities and Exchange Commission (the “Report”), I, Paul R. Arena, Chief Financial Officer (Principal Financial and Accounting Officer) of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1)      The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2)      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date:	August 14, 2009	/s/ Paul R. Arena______________________

Paul R. Arena

Chief Financial Officer (Principal Financial and Accounting Officer)