Form 10-Q
period 2009-09-30
Geos Communications, Inc.
filed 2009-11-16
CIK 949371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2009

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission File No. 0-27704

Geos Communications, Inc.

(Exact name of registrant as specified in it charter)

Washington	91-1426372
(State or other jurisdiction of incorporation or	(IRS Employer Identification
organization)	No.)

430 N. Carroll Ave,
Suite 120
Southlake, TX 76092
(Address of principal executive offices) (Zip Code)

(817) 240-0200
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

The registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 32,385,095 issued and outstanding as of November 12, 2009. The total number of shares are post-split effective May 14, 2009 whereby a 1:10 reverse split occurred.

GEOS COMMUNICATIONS, INC.
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR PERIOD ENDED SEPTEMBER 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

GEOS COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30, 2009	December 31, 2008
Current Assets
Cash	$1,852,932	$2,645
Notes Receivable	0	0
Inventories	189,511	187,607
Prepaid Expenses and Other Current Assets	56,244	213,059

Total Current Assets	2,098,687	403,311

Property and Equipment, Net	1,233,339	1,253,074

Other Assets

Intangible Assets	2,528,523	2,788,947
Deposits	58,489	38,840

Total Other Assets	2,587,012	2,827,787

Total Assets	$5,919,038	$4,484,172

GEOS COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	September 30, 2009	December 31, 2008
Current Liabilities
Accounts Payable and Accrued Expenses	$1,316,573	$2,399,660
Deferred Revenue	13,373	25,985
Convertible Bonds	50,000	100,000
Notes Payable-Current	152,393	3,356,014

Total Current Liabilities	1,532,339	5,881,659

Preferred shares subject to mandatory redemption	5,528,107

Shareholder’s Equity(Deficit)

Preferred Shares Authorized, 5,000,000 shares and 5,535 Shares of Series F Convertible Preferred Stock Issued and Outstanding, respectively	5,535,000

Common Stock, No Par Value, 500,000,000 Shares Authorized, 32,385,095 Shares and 27,842,853 Shares Issued and Outstanding, respectively	36,665,604	35,756,541

Additional Paid-In Capital	3,481,402	3,100,500
Accumulated Deficit	(46,823,413)	(40,254,528)
Total Shareholders’ Equity (Deficit)	(1,141,408)	(1,397,487)

Total Liabilities and Shareholders’ Equity (Deficit)	$5,919,038	$4,484,172

GEOS COMMUNICATIONS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2009		For the Three Months Ended September 30, 2008		For the Nine Months Ended September 30, 2009		For the Nine Months Ended September 30, 2008
Revenue		$97,993		$163,904		$312,562		$484,087

Cost of Revenue		113,965		185,427		307,787		556,349

Gross Profit (Loss)		(15,972)		(21,523)		4,775		(72,262)

General and Administrative Expenses		2,239,469		2,546,487		5,398,783		5,182,359

Loss From Operations		(2,255,441)		(2,568,010)		(5,394,008)		(5,254,621)

Other Income (Expense)
Interest Income		0		0		1,474		0
Interest Expense		(386,765)		(121,433)		(1,293,009)		(894,902)
Gain on Forbearance of Debt		4,122		0		116,658		2,190
Gain on Sale of Technology		0		0		0		5,193,620

Total Other Income (Expense)		(382,643)		(121,433)		(1,174,877)		4,300,908
Net Income (Loss)		$(2,638,084)		$(2,689,443)		$(6,568,885)		$(953,713)

Dividends on Preferred Stock		(0)		(6,000)		(0)		(18,000)
Net Income (Loss) Available to Common Shareholders		$(2,638,084)		$(2,695,443)		$(6,568,885)		$(971,713)
Weighted Average Common Shares:
Basic		28,253,922		19,113,995		28,829,666		18,733,816
Basic Earnings Per Common Share:		$(.09)		$(.14)		$(.23)		$(.05)
Fully Diluted		N/A		N/A		N/A		N/A
Fully Diluted Per Common Share:	$	N/A	$	N/A	$	.N/A	$	N/A

GEOS COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008
Cash Flows From Operations
Net Loss From Operations	$(6,568,885)	$(953,714)
Adjustments to Reconcile Net Income to cash
Depreciation and amortization	572,836	489,647
Amortization of Loan Fees	270,411	1,001,094
Gain on Forbearance of Debt	(116,658)	0
Stock compensation	82,759	349,827
Accounts receivable	304	(2,350)
Notes receivable	0	0
Inventories	(1,904)	1,620
Prepaid Expenses	(113,900)	(1,419,208)
Other Assets	(19,649)	0
Increase (Decrease) In:
Accounts Payable and Accrued Expenses	593,940	(348,527)
Deferred Revenue	(12,612)	4,603
Net Cash Used In Operating Activities	(5,313,358)	(877,008)
Cash Flows From Investing Activities
Equipment Purchases	(292,677)	(828,445)
Payments for Intangible Assets	(0)	(115,100)
Net Cash Used In Investing Activities	(292,677)	(943,545)
Cash Flows From Financing Activities
Proceeds from Issuance of Convertible Bonds	0	0
Payments of Convertible Bonds	0	0
Proceeds From Notes Payable	1,433,001	2,459,024
Payment of Notes Payable	(851,004)	(3,591,022)
Conversion of Note Payables	(5,394,107)	0
Issuance of Common Stock	456,564	836,760
Issuance of Preferred Stock	5,669,000
Issuance of Preferred Stock through conversion	5,394,107
Proceeds from redemption of options		352,500
Payment of Financing Cost with warrants	528,622	1,716,066
Payment of Professional Fees	220,139
Net Cash Provided By Financing Activities	7,456,322	1,773,328
Increase (Decrease) in Cash	1,850,287	(47,225)
Balance, Beginning of Period	2,645	194,279
Balance, End of Period	$1,852,932	$147,054

GEOS COMMUNICATIONS, INC.
 NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company, through its subsidiary, Geos Communications, Inc.,  a Delaware corporation (“Geos Communications (DE)”), is a developer of mobile phone applications and provides low-cost telecommunications services employing next-generation Voice over Internet Protocol, (“VoIP”) technology. Through Geos Communications (DE), the Company controls its own proprietary technology and outsources the majority of its production and service functions with strategic partners. The Company, through Geos Communications (DE), provides the VoiceStick®, MyGlobalTalkTM, micro gateway adapters, VoIP long distance and other enhanced communication services to subscribers. The Company’s proprietary technology platform is built to the Session Initiation Protocol (“SIP”) standard. The Company’s revenue model includes the sale of the VoiceStick®, MyGlobalTalkTM, and other integrated access devices (“IADs”) along with recurring monthly subscriptions and call minute termination. The Company believes its proprietary technology provides meaningful advantages particularly in the areas of ease of use, high quality service, and low cost and robust features.

The Company, a Washington corporation, was incorporated as “Transit Information Systems, Inc.”  under the laws of the State of Washington on October 17, 1988.  In March 2004, the Company changed its name to “i2 Telecom International, Inc.”  In September, 2009, the Company filed with the Secretary of State of the State of Washington an amendment to its Articles of Incorporation reflecting the change of the Company’s name from “i2 Telecom International, Inc.” to “Geos Communications, Inc.” The Company’s offices are currently located at 430 N. Carroll Ave, Suite 120, Southlake, TX 76092, and the Company’s telephone number at that address is (817) 240-0200. The Company maintains websites at www.geoscommunications.com, www.voicestick.com and www.myglobaltalk.com .

GEOS COMMUNICATIONS, INC.
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

The Company’s management has focused historically upon VoIP as the Company’s primary line of business. The Company is a developer of mobile phone applications and is constantly exploring various strategic alternatives, including partnering with other telecommunication companies, both foreign and domestic, and engaging in acquisitions of strategic competitors and/or telecommunication service providers. There can be no assurances that such efforts will be successful. The Company may finance these new business opportunities through a combination of equity and/or debt. If the Company determines to finance these opportunities by issuing additional equity, then such equity may have rights and preferences superior to the outstanding Common Stock, and the issuance of such equity will dilute the ownership percentage of the Company’s existing shareholders. If the Company determines to finance these opportunities by incurring debt, then such debt may not be available to the Company on favorable terms, if at all.

Critical Accounting Policies

The policies identified below are considered as critical to the Company’s business operations and the understanding of the Company’s results of operations.  The impact of and any associated risks related to these policies on the Company’s business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Company’s consolidated financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the SEC on April 2, 2009, (the “Annual Report”).  Preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (this “Quarterly Report”) requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.  There can be no assurance that actual results will not differ from those estimates.

GEOS COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Consolidation

The consolidated financial statements include the accounts of Geos Communications (DE) and SuperCaller Community, Inc. (“SuperCaller”), both of which are, directly or indirectly, wholly-owned subsidiaries of the Company.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The FASB implemented the new ASC “Accounting Standards Codification” structure July 1, 2009 which is effective for interim and annual periods ending after September 15, 2009.  The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (US GAAP) superseding current US GAAP including FASB, AICPA, EITF and related literature.

               Accordingly, previous references to US GAAP accounting standards are no longer used by the Company in its disclosures including these notes to the condensed consolidated financial statements.  The codification does not affect the Company’s consolidated balance sheet, cash flows or results of operations.

Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Estimates are used when accounting for allowances for doubtful accounts, revenue reserves, inventory reserves, depreciation and amortization, taxes, contingencies and impairment allowances.  Such estimates are reviewed on an on-going basis and actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with the FASB ASC topic on revenue recognition.  This requires that four basic criteria must be met before revenue can be recognized:  (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services rendered; (iii) the fee is fixed and determinable; and (iv) collectability is reasonably assured.  Determinations under criteria (iii) and (iv) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees.  Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.  The Company has concluded that its revenue recognition policy is appropriate and in accordance with US GAAP.

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

GEOS COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

This summary of significant accounting policies of GEOS COMMUNICATIONS, INC., (the “Company”), Geos Communications (DE) and SuperCaller is presented to assist in understanding the Company's financial statements.  The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity.  These accounting policies conform to US GAAP and have been consistently applied in the preparation of the financial statements.

A.
Nature of Operations – The parent Company was incorporated under the laws of the State of Washington on October 17, 1988, and the operating subsidiary, Geos Communications (DE), was incorporated on February 28, 2002.  The Company, headquartered in Southlake, Texas, is a telecommunications service provider of Voice over Internet Protocol (“VoIP”) technology.  The Company has proprietary patent pending technology that allows transmission of VoIP, connection to long distance public-switched telephone network (“PSTN”), and other enhanced communications services through an Internet Access Device (“IAD”).

The Company has targeted specific markets that are connected to the Internet.  Customers are supplied a Geos Communications “IAD” micro gateway, which will enable them to: 1) make, at no cost other than the initial cost of micro gateway and the subscription fee, unlimited calls to other Geos Communications subscribers – anywhere in the world using the customer’s existing phone (no new or special phone required); 2) make long distance calls to people who use a normal telephone line using the Geos Communications least cost routing network that provides competitive long distance rates; and 3) use either a broadband (DSL, Cable, etc.) or dial up service.

B.
Basis of Consolidation – The consolidated financial statements include the accounts of Geos Communications (DE) and SuperCaller, that are wholly owned subsidiaries of the Company. All significant inter-company accounts and transactions have been eliminated in consolidation.

C.
Revenues - The Company recognizes revenue from the sale of its Geos Communications “IAD” micro gateway at time of shipment.  Revenues from per-minute charges and user fees are recognized as incurred by its customers.

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

H.
Intangible Assets – The Company has capitalized certain costs related to registering trademarks and patent pending technology.  In accordance with FASB ASC topic on intangible assets, intangible assets with an indefinite life are not amortized but are tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value may not be recoverable.  The Company amortizes its intangible assets with a finite life over 10 years on a straight-line basis.

GEOS COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

I.
In accordance with the FASB ASC topic on impairment or disposal of long-lived assets, the Company reviews its long-lived assets, including property and equipment, goodwill and other identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets.  Impairment is measured at fair value. The Company had no impairment of assets during the third quarter or the three months ended September 30, 2009 or the year ended December 31, 2008.

J.
Use of Estimates - The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

K.
Income Taxes - The Company accounts for income taxes  under the FASB ASC topic on income taxes  which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s consolidated financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

GEOS COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

N.	New Accounting Pronouncements

In May 2009, the FASB issued guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009.  This guidance requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission (“SEC”) on November 16, 2009.

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

GEOS COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per Share

For the third quarter of 2009 and 2008, net income (loss) per share is based on the weighted average number of shares of Common Stock outstanding.  At September 30, 2009 and September 30, 2008, the Company had, on a weighted average, 28,829,666 shares and 18,733,816 shares of Common Stock outstanding, respectively.  The total number of shares are post-split effective May 14, 2009 whereby a 1:10 reverse split occurred.

At September 30, 2009, the Company had outstanding 32,385,095 shares of Common Stock and options and warrants to purchase 29,452,444 shares of Common Stock. The Company had 5,535 shares of Series F Preferred Stock.  Consequently, on an as-converted, fully-diluted basis, the Company would have 61,837,542 shares of Common Stock outstanding at September 30, 2009.

Stock Compensation

During 2004, the Company’s shareholders approved a stock option plan for its officers, directors and certain key employees.  Generally, the options vest based on the attainment of certain performance criteria set forth in the option agreements.  In addition, the Company has issued stock warrants to key employees, consultants, and certain investors, with expiration dates of one to five years.  The FASB ASC guidance on stock compensation requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company recognizes an expense over the vesting period of the fair value of all stock-based awards on the date of grant

            Stock compensation expense is comprised of the amortization of deferred compensation resulting from the grant of stock options to employees at exercise or sale prices deemed to be less than fair value of the Common Stock at grant date, net of forfeitures related to such employees who terminated service while possessing unvested stock options, as these terminated employees have no further service obligations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Interim Financial Data

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. These financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008, set forth in the Annual Report.  The interim financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of September 30, 2009 and September 30, 2008, and the results of their operations and cash flows for the nine months ended September 30, 2009 and 2008.  The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2009.

GEOS COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.                NOTES PAYABLE

      During the quarter the Company did not receive any new notes payable. The notes pay out interest at the rate of 12% and any unpaid interest was accrued at September 30, 2009.

      On July 1, 2009 we offered to certain of our existing noteholders the opportunity to exchange some or all of the principal, interest and loan fees under $6,328,212 of notes, which included all accrued interest and related fees, (the “Debt”) for different series of preferred stock of Geos Communications IP Holdings, Inc., a Delaware corporation and our wholly owned subsidiary (“IP Holdings”).  The issuance price of the preferred stock of IP Holdings was $1.00 for every $1.00 of each note being exchanged.  On July 31, 2009, the Company closed an aggregate of $5,508,855 of the Debt into IP Holdings Preferred Stock.  In connection with the creation of IP Holdings, substantially all of the Company’s intellectual property was transferred to IP Holdings, with the Company owning all of the common stock of IP Holdings.  The IP Holdings Preferred Stock provides for an accruing dividend of 12% per annum, and a special dividend for up to two years in the event that the IP Holdings Preferred Stock has not been redeemed.  The balance of the remaining debt of $819,357 has either been retired or is about to be retired in the form of cash payments.

We have been able to meet our operating requirements since September 30, 2009 without any interim financing.   We will need to receive additional capital to continue our operations.

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

GEOS COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The total number of shares are post-split effective May 14, 2009 whereby a 1:10 reverse split occurred.

NOTE 3.     CONVERTIBLE BONDS (CONTINUED)

Convertible bonds remaining at September 30, 2009 and June 30, 2009 consisted of the following:

	September 30, 2009	June 30, 2009
December 2006 6% Convertible Bonds	$50,000	$50,000
February 2007 6% Convertible Bonds	0	50,000
	50,000	100,000

NOTE 4.     STOCK OPTIONS AND WARRANTS

	September 30, 2009		December 31, 2008
	Number of Options/ Warrants	Weighted Average Exercise Price	Number of Options/ Warrants	Weighted Average Exercise Price
Outstanding at Beginning of Period	16,482,834	$.99	12,224,824	$2.30
Options Granted	2,251,000	$.91	1,510,000	$.90
Warrants Granted	15,152,228	$.75	20,446,350	$1.00
Exercised	(17,531,609)	$.82	(1,251,484)	$.58
Forfeited	(1,704,808)	$.83	(16,446,855)	$1.90
Outstanding at End of Period	14,649,645	$.94	16,482,834	$1.30
Options Exercisable at End of Period	14,649,645	$.94	13,735,443	.90
Weighted-average Fair Value of Options Granted During the Period		$.60		$1.00

As of  September 30, 2009, the range of option and warrant exercise prices for outstanding and exercisable options and warrants was $.10 to $1.60 with a weighted average remaining contractual life of 2.61 years.

The total numbers of shares are post-split effective May 14, 2009 whereby a 1:10 reverse split occurred.

GEOS COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 1, 2009, the Company commenced a tender offer for 25,613,269 warrants eligible to participate in its offer to exchange warrants for shares of common stock or repricing.   The terms and conditions of the offer as set forth in the Company’s Offer to Exchange, dated July 1, 2009, and the related Letter of Transmittal, as amended, allowed for the warrant holder to receive one share of common stock for every five warrants on a post-split basis.  The tender offer expired on August 14, 2009 at 5:00 p.m. Atlanta Time. Pursuant to the terms and conditions of the Offer to Exchange, the Company accepted for exchange warrants to purchase an aggregate of 12,148,284 shares of the Company’s common stock, representing 47.4% of the total warrants eligible for exchange. All exchanged warrants were cancelled, and the Company issued approximately 2,429,657 shares of the Company’s. No warrants were exchanged for repricing.

On July 1, 2009, the Company commenced a tender offer for 5,243,015 options eligible to participate in its offer to exchange options for shares of common stock or repricing.   The terms and conditions of the offer as set forth in the Company’s Offer to Exchange, dated July 1, 2009, and the related Letter of Transmittal, as amended, allowed for the option holder to receive one share of common stock for every five options on a post-split basis.  The tender offer expired on August 14, 2009 at 5:00 p.m. Atlanta Time. Pursuant to the terms and conditions of the Offer to Exchange, the Company accepted for exchange options to purchase an aggregate of 1,061,577 shares of the Company’s common stock, representing 20.2% of the total options eligible for exchange. All exchanged options were cancelled, and the Company instructed its transfer agent to issued approximately 212,316 shares of the Company’s common stock.

NOTE 5.     SUBSEQUENT EVENTS

None.

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

As used in this Form 10-Q, unless the context requires otherwise, “we” or “us” or the “Company” or “Geos” or “Geos Communications” means Geos Communications, Inc. and its subsidiaries.

Overview

The Company, through its subsidiary, Geos Communications, Inc., (“Geos Communications (DE)”), provides low-cost telecommunications services employing next-generation VoIP technology. Through Geos Communications (DE), the Company controls its own proprietary technology and outsources the majority of its production and service functions with strategic partners. The Company, through Geos Communications (DE), provides the VoiceStick®, MyGlobalTalkTM, micro gateway adapters, VoIP long distance and other enhanced communication services to subscribers. The Company’s proprietary technology platform is built to the Session Initiation Protocol (“SIP”) standard. The Company’s revenue model now includes revenue from the sale of the VoiceStick®, MyGlobalTalkTM, and other integrated access devices (“IADs”) along with recurring monthly subscriptions and call minute termination. The Company believes its proprietary technology provides meaningful advantages particularly in the areas of ease of use, high quality service, and low cost and robust features.

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

The Company’s management has historically focused solely upon VoIP as the Company’s primary line of business. The Company is also a developer of mobile phone applications and is constantly exploring various strategic alternatives, including partnering with other telecommunication companies, both foreign and domestic, and engaging in acquisitions of strategic competitors and/or telecommunication service providers. There can be no assurances that such efforts will be successful. The Company may finance these new business opportunities through a combination of equity and/or debt. If the Company determines to finance these opportunities by issuing additional equity, then such equity may have rights and preferences superior to the outstanding Common Stock and Preferred Stock, and the issuance of such equity will dilute the ownership percentage of the Company’s existing shareholders. If the Company determines to finance these opportunities by incurring debt, then such debt may not be available to the Company on favorable terms, if at all.

Critical Accounting Policies and Estimates

Basis of Consolidation.  The consolidated financial statements include the accounts of Geos Communications (DE) and SuperCaller Community, Inc. (“SuperCaller”), both of which are, directly or indirectly, wholly-owned subsidiaries of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition.  The Company recognizes revenue in accordance with the FASB ASC topic on revenue recognition.  This requires that four basic criteria must be met before revenue can be recognized:  (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services rendered; (iii) the fee is fixed and determinable; and (iv) collectability is reasonably assured.  Determinations under criteria (iii) and (iv) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees.  Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.  The Company has concluded that its revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

A.
Nature of Operations – The parent Company was incorporated under the laws of the State of Washington on October 17, 1988, and the operating subsidiary, Geos Communications (DE), was incorporated on February 28, 2002.  The Company is a telecommunications service provider of Voice over Internet Protocol (“VoIP”) technology, as well as a developer of related mobile phone applications.  The Company has proprietary patent pending technology that allows transmission of VoIP, connection to long distance public-switched telephone network (“PSTN”), and other enhanced communications services through an Internet Access Device (“IAD”).

The Company has targeted specific markets that are connected to the Internet.  Customers are supplied a Geos Communications “IAD” micro gateway, which will enable them to: 1) make, at no cost other than the initial cost of micro gateway and the subscription fee, unlimited calls to other Geos Communications subscribers – anywhere in the world using the customer’s existing phone (no new or special IP phone required); 2) make long distance calls to people who use a normal telephone line using the Geos Communications least cost routing network that provides competitive long distance rates; and 3) use either a broadband (DSL, Cable, etc.) or dial up service.

B.
Basis of Consolidation – The consolidated financial statements includes the accounts of Geos Communications (DE) and SuperCaller Community, Inc., wholly owned subsidiaries of the Company. All significant inter-company accounts and transactions have been eliminated in consolidation.

C.
Revenues - The Company recognizes revenue from the sale of its Geos Communications “IAD” micro gateway at time of shipment.  Revenues from per-minute charges and user fees are recognized as incurred by its customers.

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

H.
Intangible Assets – The Company has capitalized certain costs related to registering trademarks and patent pending technology.  In accordance with the FASB ASC topic on intangible assets with an indefinite life are not amortized but are tested for impairment at least annually or whenever changes circumstances indicate that the carrying value may not be recoverable.  The Company amortizes its intangible assets with a finite life over 10 years on a straight-line basis.

I.
In accordance with the FASB ASC topic on impairment or disposal of long-lived assets, the Company reviews its long-lived assets, including property and equipment, goodwill and other identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets.  Impairment is measured at fair value. The Company had no impairment of assets during the third quarter or the nine months ended September 30, 2009 or the  year ended December 31, 2008.

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

K.
Income Taxes - The Company accounts for income taxes under the FASB ASC topic on income taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s consolidated financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

N.
New Accounting Pronouncements In May 2009, the FASB issued guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. This guidance requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission (“SEC”) on November 16, 2009.

Results of Operations

Comparison of Three Months Ended September 30, 2009 and 2008

	For the Three Months Ended
	September 30,
	2009	2008	Variance	Percentage
Revenue	$97,993	$163,904	(65,911)	-40.2%
Cost of Revenue	113,965	185,427	71,462	38.5%
Gross Profit (Loss)	(15,972)	(21,523)	5,551	25.8%
Operating Expenses:
Selling, General and Administrative Expenses	2,239,469	2,546,487	307,018	12.1%
Other Income (Expense) Net	(382,643)	(121,433)	(261,210)	-215.3%
Net Profit (Loss)	$(2,638,084)	$(2,689,443)	51,358	1.9%

Revenues decreased to $97,993 for the three months ended September 30, 2009 from $163,904 for the three months ended September 30, 2008. The decrease in revenues was due to the repositioning and rebranding efforts during the period.

Cost of revenues decreased to $113,965 for the three months ended September 30, 2009 from $185,427 for the three months ended September 30, 2008. The decrease in cost of revenues was due to continuing efforts in negotiating lower carrier rates, combined with lower sales volume.

Gross loss decreased from a loss of $21,523 for the three months ended September 30, 2008 to a loss of $15,972 for the three months ended September 30, 2009 for the reasons stated above. The decrease in the gross loss was due to lower carrier rates for the period.

Other Income (Expense) increased to $382,643 for the three months ended September 30, 2009 from $121,433 for the three months ended September 30, 2008. The increase was due interest on the note conversions and the preferred shares subject to mandatory redemption.

Total selling, general and administrative expenses for the three months ended September 30, 2009 was $2,239,469 compared to $2,546,487 for the three months ended September 30, 2008. The decrease was due to lower financing costs related to borrowings, and the amortization of deferred financing cost occurring in 2008.

Net (loss) for the three months ended September 30, 2009 was $2, 626,084 as compared to a net (loss) of $2,689, 443 for the three months ended September 30, 2008. The non-cash compensation related expense for the three months ended September 30, 2009 was $82,205 in total.

Comparison of Nine Months Ended September 30, 2009 and 2008

	For the Nine Months Ended
	September 30,
	2009	2008	Variance	Percentage
Revenue	$312,562	$484,087	(171,525)	-35.4%
Cost of Revenue	307,787	556,349	248,562	44.7%
Gross Profit (Loss)	4,775	(72,262)	77,037	106.6%
Operating Expenses:
Selling, General and Administrative Expenses	5,398,783	5,182,359	(216,424)	-4.2%
Other Income (Expense) Net	(1,174,877)	4,300,908	(5,475,784)	-127.3%
Net Profit (Loss)	$(6,568,885)	$(953,713)	(5,615,172)	-588.8%

Revenues decreased to $312,562 for the nine months ended September 30, 2009 from $484,087 for the nine months ended September 30, 2008. The decrease in revenues was due to the repositioning and rebranding efforts during the period to focus the Company on its MyGlobalTalk service.

Cost of revenues decreased to $307,787 for the nine months ended September 30, 2009 from $556,349 for the nine months ended September 30, 2008. The decrease in cost of revenues was due to continuing efforts in negotiating lower carrier rates, combined with lower sales volume.

Gross loss decreased from $72,262 for the nine months ended September 30, 2008 to a gross profit of $4,775 for the nine months ended September 30, 2009.   The increase in the gross profit was due to lower carrier rates for the period.

Total selling, general and administrative expenses for the nine months ended September 30, 2009 was $5,398,783 compared to $5,182,359 for the nine months ended September 30, 2008.  The decrease was due to lower financing costs related to borrowings, and Convertible Bond Discount amortization occurring in 2008.

Other Income (Expense) increased to an expense of $1,174,877 for the nine months ended September 30, 2009 from income of $4,300,908 for the nine months ended September 30, 2008. This was due to the sale of intellectual property to a third party in fiscal year 2008, which resulted in $5,193,619 of gain during 2008.

Net (loss) for the nine months ended September 30, 2009 was $6,568,885 as compared to a net (loss) for the nine months ended September 30, 2008 of $953,713. The decrease in net profit is primarily a result of the sale of intellectual property to a third party in fiscal year 2008, which resulted in $5,193,619 of gain during 2008.

Liquidity and Capital Resources

On September 30, 2009, we had working capital of approximately $566, 348 compared to a working capital deficit of approximately $5,478,348 on September 30, 2008. This change was primarily due to conversion of debt to preferred stock of IP Holdings and by the sale of shares of our Series F convertible preferred stock.  Net cash used in operating activities was $5,313,358 for the nine months ended September 30, 2009 as compared to net cash used by operating activities of $877,008 for the nine months ended September 30, 2008. The increase in net cash used in operating activities between the nine months September 30, 2009 and September 30, 2008 is attributable to the proceeds from the sale of intellectual property occurring in fiscal year 2008 of $5,193,619.

Net cash used in investing activities was approximately $292,677 for the nine months ended September 30, 2009 as compared to net cash used in investing activities of $943,545 for the same period in 2008. The decrease in net cash used investing activities is attributable to extensive purchases of network system equipment, and software application development occurring in the fiscal year 2008.

Net cash used in financing activities was approximately $7,456,322 for the nine months ended September 30, 2009 as compared to net cash provided of $1,773,328 for the same period in 2008. The increase in net cash provided by financing activities is attributable to the lower promissory note debt payoffs, combined with the sale of our Series F convertible preferred stock.

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

We have no current commitments or obligations for future capital expenditures. A summary of our debt and lease obligations at September 30, 2009 are as follows:

	Obligations payable in
	Less than 1 year	1-3 years	Total
Debt	$152,393	$0	$152,393

Leases	$110,762	$192,833	$303,595

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

On December 22, 2003, former stockholders of SuperCaller Community, Inc., a Delaware corporation acquired by the Company in September 2002 (“SuperCaller”), filed a lawsuit against the Company in the United States District Court for the Northern District of California, San Francisco Division. The plaintiffs alleged that Geos Communications (DE) and certain of its affiliates and representatives deceived the plaintiffs into selling SuperCaller to the Company, among other things.  On March 27, 2006,  all federal claims against the Company and related parties in the United States District Court in San Francisco were “dismissed with prejudice” by Judge Vaughn Walker.  In addition, the court declined to exercise supplemental jurisdiction over the remaining state law claims which were all “dismissed” as well.  Therefore, no loss or liability has been recorded in the Company’s financial statements.  In March 2008, the federal claims against the Company and related parties in the United States District Appellate Court in San Francisco were “dismissed with prejudice”.

The Company was named a defendant in a lawsuit regarding a disputed amount due for patent preparation and filings by the same attorney representing the plaintiffs in the above matter.  In January 2008, the claims against the Company and related parties in the United States District Appellate Court in San Francisco were “dismissed with prejudice”.  In April 2008, the same attorney representing the plaintiffs in the above matter filed an action against the Company in the Superior Court of California, County of Santa Clara (the “Superior Court”).  The plaintiffs alleged that Geos Communications (DE) and certain of its affiliates and representatives deceived the plaintiffs into selling SuperCaller to the Company, among other things.   The Company will continue to vigorously defend these claims and believes this litigation to be unsubstantiated and without merit.  A trial date has been set for January 11, 2010.

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

We had a loss of $2,638,084 for the quarter ended September 30, 2009, a loss of $6,568,885 for the nine months ended September 30, 2009, a loss of $2,937,520 for the fiscal year ended December 31, 2008, and a loss of $9,088,752 for the fiscal year ended December 31, 2007. We had an accumulated deficit at September 30, 2009 of $46,823,412. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms. The financial statements included elsewhere in this prospectus do not include any adjustments that might result from the outcome of these uncertainties. Furthermore, developing and expanding our business will require significant additional capital and other expenditures. Accordingly, if we are not able to increase our revenue, then we may never achieve or sustain profitability.

We have been able to meet our operating requirements since September 30, 2009 and received approximately $2,035,000 of additional financing during the quarter ending September 30, 2009.  We will need to receive additional capital to continue our operations.

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

The stock market in general and the market for technology companies in particular, has recently experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From October 1, 2008 to September 30, 2009, the per share closing price of our Common Stock on the Over-the-Counter Bulletin Board fluctuated from a high of $1.10 to a low of $.30 on a pre-split basis. We believe that the volatility of the price of our Common Stock does not solely relate to our performance and is broadly consistent with volatility experienced in our industry. Fluctuations may result from, among other reasons, responses to operating results, announcements by competitors, regulatory changes, economic changes, market valuation of technology firms and general market conditions.

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

Our common shares are sporadically or "thinly-traded" on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company and we are relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. As a consequence, you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, lack of capital to execute our business plan, and uncertainty of future market acceptance for our technologies. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results, market acceptance of our government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures, our capital commitments, and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect, if any, that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

We may be unable to fund future growth.

Our business strategy calls for us to grow and expand the Company’s business both internally and otherwise. Significant funds will be required to implement this strategy, funding for additional personnel, capital expenditures and other expenses, as well as for working capital purposes. Financing may not be available to us on favorable terms or at all. If adequate funds are not available on acceptable terms, then we may not be able to meet our business objectives for expansion. This, in turn, could harm our business, results of operations and financial condition. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, then the percentage ownership of the our shareholders will be reduced, and any new securities could have rights, preferences and privileges senior to those of the Common Stock. Furthermore, if we raise capital or acquire businesses by incurring indebtedness, then we will become subject to the risks associated with indebtedness, including interest rate fluctuations and any financial or other covenants that our lender may require.

Our executive officers have been employed for a relatively short period of time, and may not be able to implement our business strategy. The failure to effectively implement our business strategy will have a material, adverse effect on our business, financial condition and results of operations.

Our Chief Executive officer took office on April 21, 2009, our President and Chief Operating Officer took office August 10, 2008, our Chief Financial Officer took office on August 24, 2009, and our Senior Vice President of World Wide Sales took office on June 23, 2009. There can be no assurance that they will function successfully as a management team to implement our business strategy. If they are unable to do so, then our business, financial condition and results of operations could be materially adversely affected.

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

Our ability to do business depends, in part, on our ability to license certain technology from third parties.

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

We have pending several patent applications related to embedded software technology and methods of use. There can be no assurance that these patents will be issued. On February 28, 2008, December 2, 2008 and October 10, 2009,  the Company was awarded Patent #7,336,654, Patent #7,460,480 and Patent #7,606,217 respectively, from the United States Patent and Trademark Office. Even if the balance of patents pending are issued, the limited legal protection afforded by patent, trademark, trade secret and copyright laws may not be sufficient to protect our proprietary rights to the intellectual property covered by these patents.

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

International sales represented approximately 30% of our revenues for the quarter ended September 30, 2009. One of our goals is to increase our foreign sales in order to increase our revenues. However, international sales are subject to a number of risks, including changes in foreign government regulations, laws, and communications standards; export license requirements; currency fluctuations, tariffs and taxes; other trade barriers; difficulty in collecting accounts receivable; longer accounts receivable collection cycles; difficulty in managing across disparate geographic areas; difficulties associated with enforcing agreements and collecting receivables through foreign legal systems; expenses associated with localizing products for foreign markets; and political and economic instability, including disruptions of cash flow and normal business operations that may result from terrorist attacks or armed conflict.

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

We may become subject to litigation.

We may be subject to claims involving how we conduct our business or the market for or issuance of the Common Stock or other securities. Any such claims against the Company may affect our business, results of operations and financial conditions. Such claims, including those without merit, could require us to pay damages or settlement amounts and would require a substantial amount of time and attention from our senior management as well as considerable legal expenses. Although we do not anticipate that our activities would warrant such claims, there can be no assurances that such claims will not be made.

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

We may not be able to comply with the FCC’s requirements to provide 911 services to our customers. Our inability to comply with these requirements could have an adverse effect on our business and results of operations.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None other than as disclosed on the Company’s Current Report on Form 8-K dated July 1, 2009 and September 3, 2009.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.       OTHER INFORMATION

(a)	None.
(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.      EXHIBITS

Exhibit No.	Exhibit	Method of Filing
3.1	Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.
3.2	Bylaws, as amended.	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.
3.3	Amendment to the Company’s Articles of Incorporation filed June 3, 2004.	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.
3.4	Certificate of Designations of Rights and Preferences of Series D Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 13, 2004.

3.5	Certificate of Designations of Rights and Preferences of Series E Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 22, 2005.
3.6	Amendment to Certificate of Designations of Rights and Preferences of Series E Preferred Stock	Incorporated by reference to Exhibit 3.1.8 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006.
3.7	Amendment to the Company’s Articles of Incorporation filed July 13, 2007.	Filed herewith.
3.8	Certificate of Designations of Rights and Preferences of Series F Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 30, 2009.
3.9	Amendment to the Company’s Articles of Incorporation filed May 11, 2009.	Filed herewith.
3.10	Amendment to Certificate of Designations of Rights and Preferences of Series F Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 10, 2009.
3.11	Amendment to the Company’s Articles of Incorporation filed September 10, 2009.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 10, 2009.
4.1
Certificate of the Designations, Preferences, Rights and Limitations of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock of i2 Telecom IP Holdings, Inc.
Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 1, 2009.
10.1	Employment Agreement, dated August 24, 2009, by and between the Company and Richard Roberson. Represents an executive compensation plan or arrangement. *	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 28, 2009.
10.2	Form of Warrant	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 10, 2009.
10.3	Form of Subscription Agreement	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 10, 2009.
10.4	Second Amendment to Marketing Agreement, dated September 8, 2009.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 10, 2009.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.	Filed herewith.
32.1	Section 1350 Certification of the Company’s Principal Executive Officer.	Filed herewith.
32.2	Section 1350 Certification of the Company’s Principal Financial Officer.	Filed herewith.

* Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOS COMMUNICATIONS, INC.
(Registrant)

Date: November 16, 2009	By:	/s/ Andrew L. Berman
Andrew L. Berman
Chief Executive Officer (Principal Executive Officer)

GEOS COMMUNICATIONS, INC.
(Registrant)

Date: November 16, 2009	By:	/s/ Richard Roberson
Richard Roberson
Chief Financial Officer (Principal Financial and Accounting Officer)