Form 10-Q/A
period 2009-03-31
Geos Communications, Inc.
filed 2010-05-04
CIK 949371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

430 N Carroll Ave
 Suite 120
Southlake, TX 76092
(Address of principal executive offices)

(817)-240-0200

(Registrant’s telephone number, including area code)

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

Shares outstanding of the issuer's common stock, as of May 13, 2009:  28,854,093 shares

GEOS COMMUNICATIONS, INC.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q/A

FOR PERIOD ENDED March 31, 2009

 This Amendment No. 1 on Form 10-Q/A is being filed to amend our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2009, as filed with the Securities and Exchange Commission (the “Commission”) on May 15, 2009 to amend our financial statements for the quarterly period ended March 31, 2009, and amend Item 4, "Controls and Procedures." In connection with the Company’s audit and year end accounting procedures, management and the Company’s Board of Directors determined that there was an error in the calculation of the stock option and warrant expenses for the three ended March 31, 2009. The Company inadvertently did not record all the expenses related to the issuance of warrants and stock options.

 In addition, we are filing updated certifications pursuant to the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 32.1.

On September 8, 2009, the Company changed its name from i2 Telecom International, Inc. to Geos Communications, Inc., and its wholly-owned subsidiary, i2 Telecom International, Inc., a Delaware corporation, changed its name to Geos Communications, Inc. We have not reflected these name changes in the body of this Report.

i

PART I  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

i2 Telecom International, Inc.

CONDENSED  CONSOLIDATED BALANCE SHEET
(Unaudited)
ASSETS
	March 31, 2009	December 31, 2008
	Restated
Current Assets
Cash (Overdraft)	$(31,054)	$2,645
Accounts Receivable	2,350	2,350
Inventories	188,343	187,607
Prepaid Expenses and Other Current Assets	164,082	210,709
Total Current Assets	323,721	403,310

Property and Equipment, Net	1,158,111	1,253,074

Other Assets

Intangible Assets	2,702,324	2,788,947
Deposits	38,840	38,840

Total Other Assets	2,741,164	2,827,787

Total Assets	$4,222,996	$4,484,172

i2 Telecom International, Inc.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
	March 31, 2009	December 31, 2008
Current Liabilities
Accounts Payable and Accrued Expenses	$2,624,812	$2,399,660
Deferred Revenue	25,985	25,985
Convertible Bonds	100,000	100,000
Notes Payable-Current	4,190,262	3,356,014
Total Current Liabilities	6,941,059	5,881,659

Shareholders’ Equity (Deficit)
Preferred Stock, No Par Value 7% Cumulative, 5,000,000 Shares Authorized, 0 and 0 Shares Issued and Outstanding, respectively	0	0
Common Stock, No Par Value, 500,000,000 Shares Authorized, 2,750,489 Shares and 2,727,856 Shares Issued and Outstanding, respectively	35,905,738	35,756,541

Additional Paid-In Capital	3,998,503	3,100,500
Accumulated Deficit	(42,622,304)	(40,254,528)
Total Shareholders’ Equity (Deficit)	(2,718,063)	(1,397,487)

Total Liabilities and Shareholders’ Equity (Deficit)	$4,222,996	$4,484,172

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008
	Restated
Revenue	$132,142	$157,456

Cost of Revenue	126,051	182,237

Gross Profit (Loss)	6,091	(24,781)

General and Administrative Expenses	2,261,454	1,051,960

Loss From Operations	(2,255,363)	(1,076,741)

Other Income (Expense)
Interest Expense	(114,294)	(120,653)

Total Other Income (Expense)	(114,294)	(120,653)

Net Income (Loss)	$(2,369,657)	$(1,197,394)
Dividends on Preferred Stock	0	6,000
Net Loss Available to Common Shareholders	$(2,369,657)	$(1,203,394)

Weighted Average Common Shares:
Basic	27,357,354	18,463,384

Basic Earnings Per Common Share:
Loss Before Cumulative Effect of
Accounting Change	$(.09)	$(.07)
Cumulative Effect of Accounting Change	(.00)	(.00)
Net Loss	$(.09)	$(.07)

i2 Telecom International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008
	Restated
Net Loss From Operations	$(2,369,657)	$(1,197,394)
Adjustments to Reconcile Net Income to cash
Depreciation and amortization	188,208	159,316
Amortization of Loan Fees	95,694	104,385
Gain on Forbearance of Debt	0	0
Warrants issued for services	726,553
Stock compensation	74,720	29,035
Accounts receivable	0	0
Inventories	(736)	(735)
Prepaid Expenses	(49,067)	(44,909)
Other Assets	0	0
Increase (Decrease) In:
Accounts Payable and Accrued Expenses	227,033	344,157
Deferred Revenue	0	4,603
Net Cash Used In Operating Activities	(1,107,252)	(601,542)
Cash Flows From Investing Activities
Equipment Purchases	(6,622)	(98,357)
Payments for Intangible Assets	0	0
Net Cash Used In Investing Activities	(6,622)	(98,357)
Cash Flows From Financing Activities
Payment of Convertible Bonds	0	0
Proceeds From Notes Payable	835,000	1,550,000
Payment of Notes Payable	(752)	(1,016,343)
Issuance of Common Stock	245,927	0
Issuance of Preferred Stock	0	0
Proceeds from redemption of options	0	2,250

Net Cash Provided By Financing Activities	1,080,175	535,907
Increase (Decrease) in Cash	(33,699)	(163,992)
Balance, Beginning of Period	2,645	194,279
Balance, End of Period	$(31,054)	$30,287

i2 Telecom International, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.            NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Restatement

In connection with the Company’s audit and year end accounting procedures, management and the Company’s Board of Directors determined that there was an error in the calculation of the stock option and warrant expenses of $663,898 for the three months ended March 31, 2009. The Company inadvertently did not record all the expenses related to the issuance of warrants and stock options. The statement of cash flows was also corrected for certain footing errors. We effected a 1:10 reverse split of our Common Stock on May 14, 2009, which has been retroactively reflected in this filing.

The following table represents the amounts originally reported, and the restated amounts as amended  and reported herein.

	March 31, 2009	March 31, 2009
	(AS ORIGINALLY FILED)	(AS AMENDED)

Total Assets	$4,222,996	$4,222,996

Total Current Liabilities	$6,941,059	$6,941,059

Additional Paid In Capital	$3,334,605	$3,998,503

Accumulated Deficit	$(41,958,406)	$(42,662,304)

Total Shareholders’ Equity (Deficit)	$(2,718,063)	$(2,718,063)

Total Liabilities and Shareholders’ Equity (Deficit)	$4,222,996	$4,222,996

	AS ORIGINALLY FILED	AS AMENDED
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2009

Revenue	$132,142	$132,142
Cost of Revenue	126,051	126,051
Gross Profit (Loss)	6,091	6,091

General and Administrative Expenses	1,597,556	2,261,454

Loss From Operations	(1,591,465)	(2,255,363)

Other Income (Expense)
Interest Expense	(114,294)	(114,294)

Total Other Income (Expense)	(114,294)	(114,294)

Net Income (Loss)	$(1,705,759)	$(2,369,657)
Dividends on Preferred Stock	0	0
Net Loss Available to Common Shareholders	$(1,705,759)	$(2,369,657)

Weighted Average Common Shares: Basic	27,357,354	27,357,354

Basic Earnings Per Common Share:
Loss Before Cumulative Effect of Accounting Change
Cumulative Effect of Accounting Change	$(.06)	$(.09)
	(.00)	(.00)

Net Loss	$(.06)	$(.09)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2009
	AS ORIGINALLY FILED	AS AMENDED
Net Loss From Operations	$(1,705,759)	$(2,369,657)
Adjustments to Reconcile Net Loss to cash
Depreciation and amortization	188,208	188,208
Amortization of Loan Fees	95,694	95,694
Gain on Forbearance of Debt	0	0
Stock compensation	0	74,720
Warrants issued for services	0	726,553
Inventories	(736)	(736)
Prepaid Expenses	(49,067)	(49,067)
Increase (Decrease) In:
Accounts Payable and Accrued Expenses	227,033	227,033
Deferred Revenue	0	0
Net Cash Used In Operating Activities	(1,244,627)	(1,107,252)
Cash Flows From Investing Activities
Equipment Purchases	(6,622)	(6,622)
Payments for Intangible Assets	0	0
Net Cash Used In Investing Activities	(6,622)	(6,622)
Cash Flows From Financing Activities
Proceeds From Notes Payable	835,000	835,000
Payment of Notes Payable	(752)	(752)
Payment of Financing Cost with Warrants	96,729	0
Payment of Professional Fees with Warrants	137,376	0
Exercise of Common Stock Options	149,197	245,927
Net Cash Provided By Financing Activities	1,217,550	1,080,175
Increase (Decrease) in Cash	(33,699)	(33,699)
Balance, Beginning of Period	2,645	2,645
Balance, End of Period	$(31,054)	$(31,054)

Nature of Business

The Company, through its subsidiary, i2Telecom International, Inc. (“i2Telecom (DE)”), provides low-cost telecommunications services employing next-generation VoIP technology. These operations are based in Roswell, Georgia. Through i2Telecom (DE), the Company controls its own proprietary technology and outsources the majority of its production and service functions with strategic partners. The Company, through i2Telecom (DE), provides the VoiceStick®, MyGlobalTalkTM, micro gateway adapters, VoIP long distance and other enhanced communication services to subscribers. The Company’s proprietary technology platform is built to the Session Initiation Protocol (“SIP”) standard. The Company’s revenue model now includes revenue from the sale of the VoiceStick®, MyGlobalTalkTM, and other integrated access devices (“IADs”) along with recurring monthly subscriptions and call minute termination. The Company believes its proprietary technology provides meaningful advantages particularly in the areas of ease of use, high quality service, and low cost and robust features.

The Company, a Washington corporation was incorporated as “Transit Information Systems, Inc.” under the laws of the State of Washington on October 17, 1988. In March 2004, the Company changed its name to “i2 Telecom International, Inc. The Company’s offices are currently located at 430 N Carroll Ave Sounthlake, TX 76092\, , and the Company’s telephone number at that address is (817) 240-0200. The Company maintains websites at www.i2telecom.com, www.voicestick.com and www.myglobaltalk.com ..

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

Stock Compensation

The Company measures all share-based payments, including grants of employee stock options to employees and warrants to service providers, using a fair-value based method in accordance with the ASC Topic No. 505 and Topic No. 718 (formerly SFAS No. 123R) Share-Based Payments. The cost of services received in exchange for awards of equity instruments is recognized in the consolidated statement of operations based on the grant date fair value of those awards amortized over the requisite service period.

A.           Nature of Operations – The parent Company was incorporated under the laws of the State of Washington on October 17, 1988, and the operating subsidiary was incorporated on February 28, 2002. The Company, headquartered in Roswell, Georgia is a telecommunications service provider of Voice over Internet Protocol (“VoIP”) technology. The Company has proprietary patent pending technology that allows transmission of VoIP, connection to long distance public-switched telephone network (“PSTN”), and other enhanced communications services through an Internet Access Device (“IAD”).

The Company has targeted specific markets that are connected to the Internet. Customers are supplied an i2 Telecom “IAD” micro gateway which will enable them to: 1) make at no cost other than the initial cost of micro gateway and the subscription fee unlimited calls to other i2 Telecom subscribers – anywhere in the world using the customer’s existing phone (no new or special IP phone required); 2) make long distance calls to people who use a normal telephone line using the i2 Telecom least cost routing network that provides competitive long distance rates; and 3) use either a broadband (DSL Cable etc.) or dial up service.

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

Earnings per Share

For the first quarter of 2009 and 2008, net income (loss) per share is based on the weighted average number of shares of Common Stock outstanding. At March 31, 2009 and March 31, 2008, the Company had, on a weighted average, 27,37,354 shares and 18,433,84 shares of Common Stock outstanding, respectively.

At March 31, 2009, the Company had outstanding 27,504,888 shares of Common Stock and options and warrants to purchase 18,618,916 shares of Common Stock. Consequently, on an as-converted, fully-diluted basis, the Company would have 46,123,804 shares of Common Stock outstanding at March 31, 2009.

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

NOTE 2.          NOTES PAYABLE

Notes Payable as of March 31, 2009 and December 31, 2008:

	03/31/2009	12/31/2008
a. 10% note payable due to an individual shareholder of the company payable in monthly installments of $4,000, including interest, through July 27, 2009 when all outstanding principal and interest is due. The note is unsecured and guaranteed by an officer of the Company	145,262	146,013
b. 12% note payable. The principal and all accrued interest were due on December 31, 2008. The note is unsecured and guaranteed by an officer of the Company. In March 2009, the maturity date was extended until June 30, 2009.	100,000	100,000
c. 8% note payable. The principal and all accrued interest were due on December 31, 2008. The note is unsecured. In March 2009, the maturity date was extended until June 30, 2009	25,000	25,000
d. 8% note payable. The principal and all accrued interest were due on December 31, 2008. The note is unsecured. In March 2009, the maturity date was extended until June 30, 2009.	25,000	25,000
e. 12% note payable to an institutional investor. The principal and all accrued interest were due on November 24, 2008. The note is secured. In April 2009, the maturity date was extended until May 24, 2009	150,000	150,000
f. 12% note payable to an institutional investor. The principal and all accrued interest were due on November 24, 2008. The note is secured. In April 2009, the maturity date was extended until May 24, 2009	162,500	162,500
g. 12% note payable to an institutional investor. The principal and all accrued interest were due on December 7, 2008. The note is secured. In April 2009 the maturity date was extended until June 7, 2009.	62,500	62,500
h. 12% note payable to an institutional investor. The principal and all accrued interest were due on November 22, 2008. The note is secured. In April 2009, the maturity date was extended until May 24, 2009.	25,000	25,000
i. 12% note payable to an institutional investor. The principal and all accrued interest were due on March 23, 2009. The note is secured. In March 2009, the maturity date was extended until June 23, 2009.	135,000	135,000
j. 12% note payable to an institutional investor. The principal and all accrued interest were due on March 2, 2009. The note is secured. In March 2009, the maturity date was extended until June 23, 2009.	225,000	0
k. 12% note payable. The principal and all accrued interest were due on November 27, 2008. The note is secured. In April 2009, the maturity date was extended until May 27, 2009.	50,000	50,000
l. 12% note payable. The principal and all accrued interest were due on December 7, 2008. The note is secured. In May 2009, the maturity date was extended until June 7, 2009.	100,000	100,000
m. 12% note payable. The principal and all accrued interest were due on December 14, 2008. The note is secured. In December 2008, the maturity date was extended until May 15, 2009.	100,000	100,000
n. 12% note payable. The principal and all accrued interest were due on February 10, 2009. The note is secured. In March 2009, the maturity date was extended until June 12, 2009.	100,000	100,000

	03/31/2009	12/31/2008
o. 12% note payable. The principal and all accrued interest were due on November 19, 2008. The note is secured. In November 2008, the maturity date was extended until May 20, 2009.	100,000	100,000
p. 12% note payable. The principal and all accrued interest were due on November 20, 2008. The note is secured. In November 2008, the maturity date was extended until June 1, 2009.	200,000	200,000
q. 12% note payable. The principal and all accrued interest were due on November 22, 2008. The note was unsecured. In April 2009, the maturity date was extended until May 27, 2009.	50,000	50,000
r. 12% notes payable to a director and an individual. The principal and all accrued interest were due on January 25, 2009. The note is secured and half is guaranteed by an officer of the Company. In January 2009, the maturity date was extended until May 25, 2009.	1,000,000	1,000,000
s. 12% notes payable to a director and an individual. The principal and all accrued interest were due on January 25, 2009. The note is secured. In January 2009, the maturity date was extended until May 25, 2009.	100,000	100,000
t. 12% notes payable to a director and an individual. The principal and all accrued interest were due on January 25, 2009. The note is unsecured. In January 2009, the maturity date was extended until May 25, 2009.	100,000	100,000
u. 12% note payable. The principal and all accrued interest were due on December 1, 2008. The note is secured. In May 2009, the maturity date was extended until June 1, 2009.	25,000	25,000
v. 12% note payable. The principal and all accrued interest were due on August 28, 2008. The note is secured. In April 2009, the maturity date was extended until May 28, 2009.	50,000	50,000
w. 12% note payable. The principal and all accrued interest were due on December 7, 2008. The note is secured. In May 2009, the maturity date was extended until June 7, 2009.	50,000	50,000
x. 12% note payable. The principal and all accrued interest were due on December 1, 2008. The note is secured. In May 2009, the maturity date was extended until June 1, 2009.	50,000	50,000
y. 12% note payable. The principal and all accrued interest were due on December 1, 2008. The note is secured. In May 2009, the maturity date was extended until June 1, 2009.	50,000	50,000
z. 12% note payable. The principal and all accrued interest were due on November 20, 2008. The note is secured. In May 2009, the maturity date was extended until June 20, 2009.	25,000	25,000
aa. 12% note payable. The principal and all accrued interest were due on December 15, 2008. The note is secured. In December 2008, the maturity date was extended until May 15, 2009.	50,000	50,000
bb. 12% note payable. The principal and all accrued interest were due on December 25, 2008. The note is secured. In May 2009, the maturity date was extended until June 25, 2009.	25,000	25,000
cc. 12% note payable. The principal and all accrued interest were due on December 1, 2008. The note is secured. In May 2009, the maturity date was extended until June 1, 2009.	25,000	25,000
dd. 12% note payable. The principal and all accrued interest were due on November 25, 2008. The note is secured. In May 2009, the maturity date was extended until June 25, 2009.	50,000	50,000
ee. 12% note payable. The principal and all accrued interest were due on December 28, 2008. The note is secured. In January 2009, the maturity date was extended until June 28, 2009.	50,000	50,000

	03/31/2009	12/31/2008
ff. 12% note payable. The principal and all accrued interest were due on December 14, 2008. The note is secured. In May 2009, the maturity date was extended until June 15, 2009.	50,000	50,000
gg. 12% note payable. The principal and all accrued interest were due on April 10, 2009. The note is secured. In April 2009, the maturity date was extended until July 10, 2009.	50,000	0
hh. 12% note payable. The principal and all accrued interest were due on December 14, 2008. The note is secured. In April 2009, the maturity date was extended until June 15, 2009.	25,000	25,000
ii. 12% note payable. The principal and all accrued interest were due on November 18, 2008. The note is secured. In November 2009, the maturity date was extended until May 19, 2009.	100,000	100,000
jj. 12% note payable. The principal and all accrued interest were due on March 17, 2009. The note is secured. In March 2009, the maturity date was extended until June 17, 2009.	50,000	0
kk. 12% note payable. The principal and all accrued interest were due on May 6, 2009. The note is secured. In May 2009, the maturity date was extended until August 6, 2009.	25,000	0
ll. 12% note payable. The principal and all accrued interest were due on May 7, 2009. The note is secured. In May 2009, the maturity date was extended until August 7, 2009.	25,000	0
mm. 12% note payable. The principal and all accrued interest were due on May 4, 2009. The note is secured. In May 2009, the maturity date was extended until August 4, 2009.	25,000	0
nn. 12% note payable. The principal and all accrued interest were due on May 6, 2009. The note is secured. In May 2009, the maturity date was extended until August 6, 2009.	25,000	0
oo. 12% note payable. The principal and all accrued interest were due on May 6, 2009. The note is secured. In May 2009, the maturity date was extended until August 6, 2009.	100,000	0
pp. 12% note payable. The principal and all accrued interest are due on May 19, 2009. The note is secured	40,000	0
qq. 12% note payable. The principal and all accrued interest are due on May 28, 2009. The note is secured	30,000	0
rr. 12% note payable. The principal and all accrued interest are due on May 24, 2009. The note is secured	110,000	0
ss. 12% note payable. The principal and all accrued interest are due on May 31, 2009. The note is secured.	50,000	0
tt. 12% note payable. The principal and all accrued interest are due on June 10, 2009. The note is secured.	50,000	0
uu. 12% note payable. The principal and all accrued interest are due on June 11, 2009. The note is secured.	25,000	0
vv. 12% note payable. The principal and all accrued interest are due on June 11, 2009. The note is secured	5,000	0

Total Notes Payable	$4,190,262	$3,356,014
Due to Officers and Directors	1,200,000	1,200,000
Due to Others	$2,990,262	$2,156,014

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

On December 9, 2006, the Company sold $2,000,000 of 6% secured convertible debentures pursuant to a Securities Purchase Agreement dated thereof. The Company received $1,625,000 in December 2006 and remaining $375,000 in January 2007. The Debentures matured on May 9, 2007. The Debentures were convertible from time to time into 2,875,143 shares of common stock of the Company at the price of $.70 per share and 2,857,143 warrants exercisable at the price of $.70 per share.

On February 28, 2007, the Company sold $2,000,000 of 6% Senior Subordinated Secured Convertible Notes convertible into 1,666,776 shares of the Company's common stock priced at $120 each, and 833,333 Warrants, priced at $1.20 each. For every two shares of common stock to be issued, the investor(s) received one warrant which is exercisable into the Company's common stock at 100% of the Issue Price. These warrants mature three years from issuance. The Notes will automatically convert into the Company's common stock if any of the following events occur: (i) the Shares become registered and freely trading, or (ii) the financial closing by the Company of $10,000,000 or more. The Notes are secured by all assets of the Company and its subsidiaries. All future debt securities issued by the Company will be subordinate in right of payment to the Notes; provided, however, that the Company may raise up to $1.0 million of senior indebtedness that ranks pari passu with the Notes in the future.

During the year ended December 31, 2007, the Company converted Convertible debt in the amount of $3,392,274, net of bond discount of $557,419, in principal and accrued interest, to common stock. Total shares issued in exchange for the debt were 4,085,152.

Due to the late registration of shares received in conversion of the Convertible Debt during 2007, penalty shares were awarded & issued to convertible note holders. The total number of penalty shares issued was 632,048 .

Convertible bonds remaining at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	Dec 31, 2008
December 2006 6% Convertible Bonds	$50,000	$50,000
February 2007 6% Convertible Bonds	50,000	50,000
	100,000	100,000

NOTE 4.             STOCK OPTIONS AND WARRANTS -Restated

	March 31, 2009		December 31, 2008
	Number of Options/ Warrants	Weighted Average Exercise Price	Number of Options/ Warrants	Weighted Average Exercise Price
Outstanding at Beginning of Period	16,482,834	$1.00	12,244,823	$2
Options Granted	1,295,000	$.80	1,510,000	$0.90
Warrants Granted	4,832,218	$.80	20,446,350	$1.00
Exercised	(4,000,000)	$1.20	(1,215,483)	$0.90
Forfeited	(333,211)	$.90	(16,446,855)	$3.30
Outstanding at End of Period	18,276,751	$.90	16,502,834	$1.30
Options Exercisable at End of Period	16,676,07	$1.30	13,735,443	$.90
Weighted-average Fair Value of Options Granted During the Period		$.80		$1.00

As of March 31, 2009, the range of option and warrant exercise prices for outstanding and exercisable options and warrants was $.01 to $1.00 with a weighted average remaining contractual life of 2.31 years.

As of March 31, 2009, $74,720 and $726,553 of stock options and warrants issued for services, respectively were expensed and are included in General and Administrative Expenses in the Consolidated Statement of Operations.

NOTE 5.

None

NOTE 6.           SUBSEQUENT EVENTS

In April 2009, we issued a total of 40,000 shares of Common Stock to an individual in lieu of $30,000 of debt owed by us to the consultant for services performed for us. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

Also in April 2009, we issued a total of 104,000 shares of Common Stock to two individuals in lieu of $62,500 of debt owed by us to these consultants for services performed for us. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

Also in April 2009, we issued a total of 125,000 shares of Common Stock to two institutions in lieu of a $100,000 equity investment in the Company. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

In May 2009, we have pending issuance a total of 94,359 shares of our Common Stock in exchange for the exercise of 564,483 warrants to four individuals and one institution. Of the total amount of shares issued, 88,196 shares of Common Stock were issued in exchange for 533,622 cashless warrants from one individual who is one of our directors and another individual who is an officer and director of ours. These shares of our Common Stock shall be issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

Also in May 2009, we issued to one institution, warrants to purchase an aggregate of 111,250 shares of Common Stock at an exercise price of $01.00 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the settlement of a debt owed by us to a consultant for services performed for us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things.

Also in May 2009, we have pending issuance a total of 40,000 shares of Common Stock to four individuals in lieu of $24,000 of debt owed by us to these consultants for services performed for us. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

Also in May 2009, we issued to one individual, warrants to purchase an aggregate of 62,500 shares of Common Stock at an exercise price of $0.80  per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of a promissory note extension in the aggregate amount of $125,000 made to us. One of our directors made the loan. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by us of a registration statement.

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

Recent Accounting Pronouncements

A.
Nature of Operations – The parent Company was incorporated under the laws of the State of Washington on October 17, 1988, and the operating subsidiary was incorporated on February 28, 2002. The Company, headquartered in Southlake, TX , is a telecommunications service provider of Voice over Internet Protocol (“VoIP”) technology. The Company has proprietary patent pending technology that allows transmission of VoIP, connection to long distance public-switched telephone network (“PSTN”), and other enhanced communications services through an Internet Access Device (“IAD”).

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

Results of Operations-Restated

Comparison of Three Months Ended March 31, 2009 and 2008

	For the Three Months Ended
	March 31,
	2009	2008	Variance	Percentage
Revenue	$132,142	$157,456	(25,314)	-16.0%
Cost of Revenue	126,051	182,237	(56,186)	30.8%
Gross Profit (Loss)	6,091	(24,781)	30,872	124.6%
Operating Expenses:
General and Administrative Expenses	2,261,454	1,051,960	1,209,494	114.98%
Other Income (Expense) Net	(114,294)	(120,653)	6,359	5.27%

Net Profit (Loss)	$(2,369,657)	$(1,197,394)	(1,172,263)	97.90%

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

Total selling, general and administrative expenses for the three months ended March 31, 2009 was $2,261,454 compared to $1,051,960 for the three months ended March 31, 2008. The increase was due to higher stock options and warrants issued for services, higher business development & marketing costs, combined with higher salaries & accounting fees in connection with Sarbanes Oxley compliance and Intellectual Property valuations during the first quarter of 2009.

Net loss for the three months ended March 31, 2009 was $2,369,657 as compared to a net loss of $1,197,394 for the three months ended March 31, 2008. The increase in net loss is primarily a result of expanded business development and marketing efforts.

Liquidity and Capital Resources

On March 31, 2009, we had a working capital deficit of approximately $6,600,000 compared to a working capital deficit of approximately $5,451,439 on March 31, 2008. The decrease in working capital deficit was primarily due to increased cash resources from the sale of intellectual property, which in turn served to payoff current liabilities. Net cash used in operating activities was approximately $1,107,000 for the three months ended March 31, 2009 as compared to net cash used in operating activities of approximately $600,000 for the three months ended March 31, 2008 . The increase in net cash used by operating activities between these periods is attributable to expanded business development and marketing efforts.

Net cash used in investing activities was approximately $7,000 for the three months ended March 31, 2009 as compared to net cash used in investing activities of $98,000 for the same period in 2008. The decrease in net cash used investing activities is attributable to fewer purchases of network system equipment.

Net cash provided by financing activities was approximately $1,080,000 for the three months ended March 31, 2009 as compared to net cash provided of $536,000 for the same period in 2008. The increase in net cash provided by financing activities is attributable to fewer pay downs of promissory note debt, and the issuance of common stock.

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

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.          CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

At the end of the quarter covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule15d - 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not adequately designed and were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

In management’s review of financial information required to be reported in this report on Form 10-Q/A, management determined that a material weakness existed in the Company’s internal control over financial reporting, which resulted in management determining that accounting errors were made in the Company’s consolidated financial reports as filed with the SEC for prior reporting periods. These accounting errors, which are more fully described in Note 1 to the financial statements included in this report, include (i)) an error in recording stock-based compensation, and (ii) an error recording  warrants issued for services.

Changes in Internal Control over Financial Reporting

There were no other changes, other than those mentioned above in the Company’s internal control over financial reporting that occurred during the Company’s most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As described above under the heading “Disclosure Controls and Procedures”, the Company’s management, has determined that accounting errors were made in the Company’s financial reports as filed with the SEC for prior reporting periods. These accounting errors, which are more fully described in Note 1 to the financial statements included in this report, include (i) an error in recording stock-based compensation, and (ii) an error recording amortization of warrants.

Upon review, the Company’s management has initially determined that the accounting errors were derived from unintentional errors that went undetected by the Company.

Management has taken steps to address these issues by appointing a new Chief Financial Officer, whom the Company’s management, board of directors, and audit committee believe to possess the experience and knowledge required.

PART II  OTHER INFORMATION

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

We had a net loss of $2,369,657 for the three months ended March 31, 2009 and a net loss of $1,197,384 for the three months ended March 31, 2008. We had a net loss for the year ended December 31, 2008, and a net loss of $9,088,752 for the fiscal year ended December 31, 2007, and a loss of $5,800,177 for the fiscal year ended December 31, 2006. The improvement of the net loss between years ending 2008 and 2007 was largely attributable to a gain in the second quarter of 2008 in the amount of $5,193,620 from the sale of technology. We had an accumulated deficit at March 31, 2009 of $41,958,406. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms. The financial statements included elsewhere in this prospectus do not include any adjustments that might result from the outcome of these uncertainties. Furthermore, developing and expanding our business will require significant additional capital and other expenditures. Accordingly, if we are not able to increase our revenue, then we may never achieve or sustain profitability. Recent economic events cast a doubt of uncertainty as to the possible decline of consumer spending in the future.

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

In January 2009, we issued to an institution and an individual, warrants to purchase an aggregate of  2,000,000 shares of Common Stock at an exercise price of $0.80 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of a promissory note extension in the aggregate amount of $1,000,000 made to us. One of our directors made the loan of which half was guaranteed by an officer and director of ours. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by us of a registration statement.

Also in January 2009, we issued to one institution and four individuals, warrants to purchase an aggregate of 500,000 shares of Common Stock at an exercise price of $0.80 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of extensions for promissory notes in the aggregate amount of $400,000 made to us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by us of a registration statement.

Also in January 2009, we issued a total of 253,578  shares of Common Stock an individual in lieu of $131,789 of debt owed by us to three consultants for services perform for us. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

Also in January 2009, we issued to three individuals, warrants to purchase an aggregate of 202,127 shares of Common Stock at an exercise price of $0.50 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the settlement of a debt owed by us to three consultants for services performed for us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things.

In February 2009, we issued to four individuals and an institution, warrants to purchase an aggregate of 737,375 shares of Common Stock at an exercise price of $0.80 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of promissory notes in the aggregate amount of $625,000 made to us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by us of a registration statement.

Also in February 2009, we issued to an institution, warrants to purchase an aggregate of 112500  shares of Common Stock at an exercise price of $0.10  per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the settlement of a debt owed by us to a consultant for services performed for us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things.

Also in February 2009, we issued a total of 30,000  shares of Common Stock to two individuals in lieu of $24,000 of debt owed by us to these consultants for services perform for us. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

In March 2009, we issued a total of 800,000  shares of our Common Stock in exchange for the exercise of 40,000,000 warrants to one individual and one institution. Of the total amount of shares issued, 800,000 shares of Common Stock were issued in exchange for 4,000,000  cashless warrants from one individual who is one of our directors and another individual who is an officer and director of ours. These shares of our Common Stock shall be issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

Also in March 2009, we issued to one institution and two individuals, warrants to purchase an aggregate of 500,000 shares of Common Stock at an exercise price of $0.80  per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the execution of extensions for promissory notes in the aggregate amount of $400,000 made to us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things. However, these shares are entitled to “piggyback registration” rights upon filing by us of a registration statement.

Also in March 2009, we issued to one institution, warrants to purchase an aggregate of 112,500 shares of Common Stock at an exercise price of $0.10 per share, vested immediately upon the date of grant with a five-year expiration period. The warrants were issued in connection with the settlement of a debt owed by us to a consultant for services performed for us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things.

Also in March 2009, we issued to two institution, warrants to purchase an aggregate of 400,000 shares of Common Stock at an exercise price of $0.80 per share, and one individual, warrants to purchase an aggregate of 20,000  shares of Common Stock at an exercise price of $1.00  per share vested immediately upon the date of grant with a three-year expiration period. The warrants were issued in connection with the settlement of a debt owed by us to a consultant for services performed for us. The warrants were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the warrants to us regarding their investment interest and sophistication, among other things.

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
Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 2, 2004.
2.2	Asset Purchase Agreement dated as of January 30, 2004, between the Company and InTransit Media, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on February 2, 2004.
2.3	First Amendment to Asset Purchase Agreement, dated February 26, 2004, between the Company and InTransit Media, Inc.	Incorporated by reference to Exhibit 2.3 to the Schedule 13D filed by Paul R. Arena on March 8, 2004 with respect to ownership of the Company’s securities
3.1	Articles of Incorporation, as amended (including Certificates of Designations of Rights and Preferences of Series A-1, A-2, B and C Preferred Stock)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.
3.2	Bylaws, as amended.	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.
3.3	Certificate of Designations of Rights and Preferences of Preferred Stock Series D	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 13, 2004.
3.4	Amendment to the Articles of Incorporation filed June 3, 2004.	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.
3.5	Certificate of Designation of Rights and Preferences of Preferred Stock Series E	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 22, 2005.
3.6	Articles of Correction to the Articles of Incorporation filed April 17, 2006.	Incorporated by reference to Exhibit 3.1.8 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006.
4.01	Form of Warrant issued by the Company to each buyer in connection with the 2004 Private Placement.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 13, 2004.
4.02	Form of Additional Investment Right issued by the Company to each buyer in connection with the 2004 Private Placement.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 13, 2004.
4.03	Registration Rights Agreement among the Company and the buyers signatory thereto entered into in connection with the 2004 Private Placement.	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed August 13, 2004.

Exhibit No.	Exhibit	Method of Filing

4.04	Form of Warrant issued by i2 Telecom International, Inc., a Delaware corporation, and converted in the Merger, exercisable until February 27, 2007, at an exercise price of $0.9031.	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form SB-2 (No. 333-119254).
4.05	Warrant dated April 19, 2005 to purchase 52,083 shares of Common Stock granted to Midsouth Investor Fund, LP.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 25, 2005.
4.06	Registration Rights Agreement dated as of April 19, 2005 between the Company and Midsouth Investor Fund, LP.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 25, 2005.
4.07	Warrant dated April 25, 2005 to purchase 156,249 shares of Common Stock granted to Vestal Venture Capital.	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 25, 2005.
4.08	Registration Rights Agreement dated as of April 25, 2005 between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed April 25, 2005.
4.09	Warrant dated June 28, 2005 to purchase 26,042 shares of the Company’s common stock granted to Hubert G. Phipps.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 5, 2005.
4.10	Registration Rights Agreement dated as of June 28, 2005 between the Company and Hubert G. Phipps.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 5, 2005.
4.11	Warrant dated July 7, 2005 to purchase 39,062 shares of the Company’s common stock granted to Paul R. Arena.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 12, 2005.
4.12	Registration Rights Agreement dated as of July 7, 2005 between the Company and Paul R. Arena.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 12, 2005.
4.13	Stock Option Agreement dated July 6, 2005 to purchase 85,714 shares of the Company’s common stock granted to James Rose.	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed July 12, 2005.
4.14	Stock Option Agreement dated July 7, 2005 to purchase 168,000 shares of the Company’s common stock granted to James Rose.	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed July 12, 2005.
4.15	Warrant dated August 30, 2005 to purchase 25,000 shares of the Company’s common stock granted to Aubrey L. Braswell.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 6, 2005.
4.16	Registration Rights Agreement dated September 7, 2005 among the Company, Troon & Co., Gregory P. McGraw and Jordan E. Glazov.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 13, 2005.
4.17	Stock Option Agreement dated as of September 12, 2005 between the Company and Louis Libin.	Incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K filed September 14, 2005.
4.18	Stock Option Agreement dated as of September 12, 2005 between the Company and Aubrey L. Braswell.	Incorporated by reference to Exhibit 99.10 to the Company’s Current Report on Form 8-K filed September 14, 2005.
4.19	Form of Warrant dated July 12, 2005 by and amongst the Company and the purchasers of the Company’s Series E Preferred Stock.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 22, 2005.

Exhibit No.	Exhibit	Method of Filing

4.20	Warrant dated November 3, 2005 by and between the Company and Braswell Enterprises, LP.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 07, 2005.
4.21	Warrant dated November 18, 2005 by and between the Company and Mena Investment.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 07, 2005.
4.22	Warrant dated November 18, 2005 by and between the Company and Dr. Angela Ranzini.	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed December 07, 2005.
4.23	Warrant dated November 23, 2005 by and between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed December 07, 2005.
4.24	Registration Rights Agreement dated November 3, 2005 by and between the Company and Braswell Enterprises, LP.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 07, 2005.
4.25	Registration Rights Agreement dated November 18, 2005 by and between the Company and Dr. Angela Ranzini.	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 07, 2005.
4.26	Registration Rights Agreement dated November 18, 2005 by and between the Company and Mena Investment.	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 07, 2005.
4.27	Registration Rights Agreement dated November 23, 2005 by and between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed December 07, 2005.
4.28	Warrant, dated as of January 9, 2006, between the Company and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 12, 2006.
4.29	Investor Registration Rights Agreement, dated as of January 9, 2006, between the Company and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 12, 2006.
4.30	Warrant dated January 30, 2006 by and between the Company and Richardson & Patel, LLP.	Incorporated by reference to Exhibit 4.35 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.
4.31	Warrant dated January 30, 2006 by and between the Company and Peter Hogan.	Incorporated by reference to Exhibit 4.36 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.
4.32	Warrant Agreement dated March 11, 2003, granted to Robert F. Hussey to purchase 65,000 shares of the Company’s common stock.	Incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.
4.33	Warrant dated February 28, 2006 between the Company and Phillip Rapp, Jr.	Incorporated by reference to Exhibit 4.38 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.
4.34	Warrant dated March 17, 2006 between the Company and Phillip Rapp, Jr.	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.
4.35	Form of Warrant.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 5, 2007.
4.36	Form of Registration Rights Agreement.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 5, 2007.

Exhibit No.	Exhibit	Method of Filing

4.37	Form of Registration Rights Agreement dated February 28, 2007 for $2 million financing	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2007.
4.38	Form of Warrant dated February 28, 2007 for $2 million financing	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 1, 2007.
4.39	Registration Rights Agreement dated May 2007 by and between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-QSB filed May 17, 2007.
4.40	Warrant dated May 2007 by and between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-QSB filed May 17, 2007.
4.41	Warrant dated July 9, 2007 for the benefit of Vestal Venture Capital.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 13, 2007.
4.42	Registration Rights Agreement dated July 9, 2007, by and between i2 Telecom International, Inc. and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 13, 2007.
4.43	Form of Warrant by and between the Company and Vestal Venture Capital	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K/A filed October 5, 2007.
4.44	Form of Registration Rights Agreement by and between the Company and Vestal Venture Capital	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K/A filed October 5, 2007.
4.45	Form of Warrant by and between the Company and Braswell Enterprises, LP	Incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K/A filed October 5, 2007.
4.46	Form of Registration Rights Agreement by and between the Company and Braswell Enterprises, LP	Incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K/A filed October 5, 2007.
4.47	Form of Warrant by and between the Company and Paul Arena	Incorporated by reference to Exhibit 4.11 to the Company’s Amendment to Current Report on Form 8-K/A filed October 5, 2007.
4.48	Form of Registration Rights Agreement by and between the Company and Paul Arena	Incorporated by reference to Exhibit 4.12 to the Company’s Amendment to Current Report on Form 8-K/A filed October 5, 2007.
4.49	Warrant dated August 06, 2007 for the benefit of Vestal Venture Capital.	Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
4.50	Registration Rights Agreement by and between the Company and Vestal Venture Capital dated September 28, 2007.	Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.

Exhibit No.	Exhibit	Method of Filing

4.51	Warrant dated August 31, 2007 for the benefit of Phipps.	Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
4.52	Registration Rights Agreement by and between the Company and Phipps dated August 31, 2007.	Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
4.53	Warrant dated November 04, 2007 for the benefit of Vestal Venture Capital.	Incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
4.54	Warrant dated November 09, 2007 for the benefit of Vestal Venture Capital.	Incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
4.55	Form of Warrant.	Incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
4.56	Form of Registration Rights Agreement.	Incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
4.57	Form of Warrant.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 7, 2008.
4.58	Form of Registration Rights Agreement.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 7, 2008.
4.59	Form of Warrant.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 14, 2008.
4.60	Form of Registration Rights Agreement.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 14, 2008.
4.61	Form of Warrant.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 28, 2008.
4.62	Form of Warrant.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 30, 2008.
4.63	Form of Registration Rights Agreement .	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 30, 2008.
4.64	Form of Warrant	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 3, 2008.
4.65	Form of Registration Rights Agreement	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 3, 2008.

Exhibit No.	Exhibit	Method of Filing

4.66	Form of Warrant	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 10, 2009.
4.67	Form of Registration Rights Agreement	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 10, 2009.
4.68	Certificate of Designations of Rights and Preferences of Series F Convertible Preferred Stock.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 30, 2009.
4.69	Form of Warrant	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 4, 2009.
4.70	Form of Registration Rights Agreement.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 4, 2009.
4.71	Form of Warrant	Incorporated by reference to Exhibit 4.60 to the Company’s Current Report on Form 8-K filed May 8, 2009.
10.01	Employment Agreement between Paul R. Arena and i2 Telecom International, Inc., a Delaware corporation, dated June 1, 2002. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.
10.02	Amendment to Employment Agreement between i2 Telecom International, Inc., a Delaware corporation, and Paul Arena dated August 24, 2004. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 9, 2004.
10.03	I2 Telecom International, Inc. 2004 Stock Incentive Plan.	Incorporated by reference to Appendix C to the Company Schedule 14A Proxy Statement filed May 10, 2004.
10.04	Employment Agreement dated as of April 6, 2005, between the Company and James Rose. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 11, 2005.
10.05	Form of Note Purchase.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 5, 2007.
10.06	Term Loan Agreement between the Company and the Loan Guarantors dated January 4, 2007.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 5, 2007.
10.07	Promissory Note Agreement between the Loan Guarantors and the Lender dated January 4, 2007.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 5, 2007.
10.08	Security Agreement between the Company and the Lender dated January 4, 2007.	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed January 5, 2007.
10.09	Loan Repayment Agreement among the Company, the Lender and the Loan Guarantors.	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed January 5, 2007.

Exhibit No.	Exhibit	Method of Filing

10.10	Form of Note Purchase Agreement dated February 28, 2007 for $2 million financing	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 1, 2007.
10.11	Promissory Note dated May 2007 by and between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed May 17, 2007.
10.12	Term Loan Agreement dated May 2007 by and between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed May 17, 2007.
10.13	Pledge Agreement dated May 2007 by and between the Company and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB filed May 17, 2007.
10.14	Loan Subordination Agreement dated May 2, 2007 by and between the Company and University Bank.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB filed May 17, 2007.
10.15	Term Loan Agreement dated July 9, 2007, by and between i2 Telecom International, Inc. and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 13, 2007.
10.16	Loan Subordination Agreement dated July 9, 2007, by and between i2 Telecom International, Inc. and University Bank.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 13, 2007.
10.17	Pledge Agreement dated July 9, 2007, by and between i2 Telecom International, Inc. and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 13, 2007.
10.18	Guaranty dated July 9, 2007, by and between Paul Arena and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 13, 2007.
10.19	Promissory Note dated July 9, 2007 by and between i2 Telecom International, Inc. and Vestal Venture Capital.	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K/A filed October 5, 2007.
10.20	Form of Term Loan Agreement by and between the Company and Vestal Venture Capital	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed October 5, 2007.
10.21	Form of Non-Negotiable Secured Promissory Note by and between the Company and Vestal Venture Capital	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K/A filed October 5, 2007.
10.22	Form of Term Loan Agreement by and between the Company and Braswell Enterprises, LP	Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K/A filed October 5, 2007.
10.23	Form of Non-Negotiable Secured Promissory Note by and between the Company and Braswell Enterprises, LP	Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K/A filed October 5, 2007.
10.24	Form of Guaranty by and between the Company and Vestal Venture Capital	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed October 5, 2007.
10.25	Form of Pledge Agreement by and between the Company and Vestal Venture Capital	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed October 5, 2007.
10.26	Form of Term Loan Agreement by and between the Company and Paul Arena	Incorporated by reference to Exhibit 4.9 to the Company’s Amendment to Current Report on Form 8-K/A filed October 5, 2007.

Exhibit No.	Exhibit	Method of Filing

10.27	Form of Non-Negotiable Secured Promissory Note by and between the Company and Paul Arena	Incorporated by reference to Exhibit 4.10 to the Company’s Amendment to Current Report on Form 8-K/A filed October 5, 2007.
10.28	Employment Agreement dated October 11, 2007 by and between i2 Telecom International, Inc. and Mark Hewitt. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 17, 2007.
10.29	Non-Negotiable Secured Promissory Note for the benefit of Vestal Venture Capital dated September 28, 2007.	Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
10.30	Guaranty by and between Vestal Venture Capital and Paul Arena dated September 28, 2007.	Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
10.31	Term Loan Agreement by and between the Company and Vestal Venture Capital dated September 28, 2007.	Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
10.32	Pledge Agreement by and between the Company and Vestal Venture Capital dated September 28, 2007.	Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
10.33	Note Modification Agreement for the benefit of Phipps dated August 31, 2007.	Incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
10.34	Form of Non-Negotiable Secured Promissory Note.	Incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
10.35	Form of Term Loan Agreement.	Incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.
10.36	Resignation Letter.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007.
10.37	Form of Non-Negotiable Secured Promissory Note.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 7, 2008.
10.38	Form of Term Loan Agreement.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 7, 2008.
10.39	Form of Non-Negotiable Secured Promissory Note.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 14, 2008.
10.40	Form of Term Loan Agreement.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 14, 2008.

Exhibit No.	Exhibit	Method of Filing

10.41	Form of Non-Negotiable Secured Promissory Note	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 28, 2008.
10.42	Form of Term Loan Agreement	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 28, 2008.
10.43	Form of Guaranty	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 28, 2008.
10.44	Form of Non-Negotiable Secured Promissory Note.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 30, 2008.
10.45	Form of Term Loan Agreement.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 30, 2008.
10.46
Employment Agreement, dated August 5, 2008 and effective August 18, 2008, by and between i2 Telecom International, Inc. and Christopher R. Miltenberger. Represents an executive compensation plan or arrangement.
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 14, 2008.
10.47	Form of Non-Negotiable Secured Promissory Note	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 3, 2008.
10.48	Form of Term Loan Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 3, 2008.
10.49	Form of Non-Negotiable Secured Promissory Note.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 10, 2009.
10.50	Form of Term Loan Agreement	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 10, 2009.
10.51	12% Non-Negotiable Secured Promissory Note issued by the Registrant to Vestal Venture Capital, dated January 30, 2009.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 10, 2009.
10.52	Term Loan Agreement between the Registrant and Vestal Venture Capital, dated January 30, 2009.	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed March 10, 2009.
10.53	Pledge Agreement between the Registrant and Vestal Venture Capital, dated January 30, 2009.	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed March 10, 2009.
10.54	Employment Agreement, dated April 20, 2009, by and between the Company and Andrew L. Berman. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 24, 2009.
10.55	Employment Agreement, dated April 20, 2009, by and between the Company and Paul R. Arena. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 24, 2009.

Exhibit No.	Exhibit	Method of Filing

10.56	Employment Agreement, dated April 20, 2009, by and between the Company and Christopher R. Miltenberger. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 24, 2009.
10.57	Employment Agreement, dated April 20, 2009, by and between the Company and Douglas F. Bender. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 24, 2009.
10.58	Form of Non-Negotiable Secured Promissory Note.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2009.
10.59	Form of Term Loan Agreement.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 4, 2009.
10.60	Form of Subscription Agreement	Incorporated by reference to Exhibit 10.66 to the Company’s Current Report on Form 8-K filed May 8, 2009.
14.1	Code of Ethics and Conduct.	Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.
21.1	Subsidiaries of the Company.	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.	Filed herewith.
32.1	Section 1350 Certification of the Company’s Chief Executive Officer and Principal Financial Officer.	Filed herewith.
32.2	Section 1350 Certification of the Company’s Principal Financial Officer.	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOS COMMUNICATIONS, INC.
(formerly known as i2 Telecom International, Inc.)

Date: May 3, 2010	By:	/s/ Andrew L. Berman
Andrew L. Berman
Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2010	By:	/s/ Richard Roberson
Richard Roberson
Chief Financial Officer (Principal Financial and Accounting Officer)