Form 10-Q/A
period 2009-06-30
Geos Communications, Inc.
filed 2010-05-04
CIK 949371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 28,854,510 issued and outstanding as of August 12, 2009. The total number of shares are post-split effective May 14, 2009 whereby a 1:10 reverse split occurred.

GEOS COMMUNICATIONS, INC.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q/A
FOR PERIOD ENDED JUNE 30, 2009

This Amendment No. 1 on Form 10-Q/A is being filed to amend our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2009, as filed with the Securities and Exchange Commission (the “Commission”) on August 14, 2009 to amend our financial statements for the quarterly period ended June 30, 2009, and amend Item 4, "Controls and Procedures."

  In connection with the Company’s audit and year end accounting procedures, management and the Company’s Board of Directors determined that there were accounting errors related to stock option and warrant expense and accounting for the value of  Series F Preferred Shares And the associated warrants and beneficial conversion feature.

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

i

PART I.               FINANCIAL INFORMATION

Item 1.                  FINANCIAL STATEMENTS

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2009	December 31, 2008
	Restated
Current Assets:

Cash	$2,153,435	$2,645
Notes Receivable	125,000	0
Inventories	187,277	187,607
Prepaid Expenses and Other Current Assets	86,556	213,059
Total Current Assets	2,552,268	403,311

Property and Equipment, Net	1,146,698	1,253,074

Other Assets:
Intangible Assets	2,615,146	2,788,947
Deposits	38,840	38,840
Total Other Assets	2,653,986	2,827,787

Total Assets	$6,352,952	$4,484,172

Current Liabilities:
Accounts Payable and Accrued Expenses	$2,265,890	$2,399,660
Deferred Revenue	25,985	25,985
Convertible Bonds	100,000	100,000
Notes Payable-Current	4,649,105	3,356,014
Total Current Liabilities and Total Liabilities	7,040,980	5,881,659

Series F Convertible Preferred Shares, 5,000,000 Shares Authorized, and 7,550 shares Issued and Outstanding	2,339,695	0

Shareholders’ Equity (Deficit)
Common Stock, No Par Value, 500,000,000 Shares Authorized, 28,829,966 Shares and 27,278,560 Shares Issued and Outstanding, respectively	36,665,604	35,756,541
Additional Paid-In Capital	6,801,560	3,100,500
Accumulated Deficit	(46,494,887)	(40,254,528)
Total Shareholders’ Equity (Deficit)	(3,027,723)	(1,397,487)

Total Liabilities and Shareholders’ Equity (Deficit)	$6,352,952	$4,484,172

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008
	Restated		Restated
Revenue	$82,428	$162,727	$214,570	$320,183
Cost of Revenue	67,770	188,685	193,822	370,922

Gross Profit (Loss)	14,658	(25,958)	20,748	(50,739)
General and Administrative Expenses	2,204,527	1,583,912	4,466,280	2,635,873

Loss From Operations	(2,189,869)	(1,609,870)	(4,445,532)	(2,686,612)

Other Income (Expense)
Interest Income	1,474	0	1,474	0
Interest Expense	(360,057)	(652,817)	(474,051)	(773,469)
Gain on Forbearance of Debt	112,536	2,190	112,536	2,190
Gain on Sale of Technology	0	5,193,620	0	5,193,620
Total Other Income (Expense)	(246,047)	4,542,993	(360,041)	4,422,341
Net Income (Loss)	$(2,435,916)	$2,933,123	$(4,805,573)	$1,735,729
Series F Preferred Stock dividend for beneficial conversion feature	(2,100,566)	(6,000)	(2,100,566)	(12,000)
Net Income (Loss) Available to Common Shareholders	$(4,536,482)	$2,927,123	$(6,906,139)	$1,723,729
Weighted Average Common Shares:
Basic	28,558,566	18,541,637	27,961,279	18,619,891
Basic Earnings Per Common Share:	$(.16)	$.16	$(.25)	$.09
Fully Diluted	(.16)	23,329,480	(.25)	24,226,960
Fully Diluted Per Common Share:	$(.16)	$.13	$(.25)	$.07

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008
	Restated
Cash Flows From Operations
Net Loss From Operations	$(4,805,573)	$1,735,729
Adjustments to Reconcile Net Income to cash
Depreciation and amortization	378,489	318,641
Amortization of Loan Fees	263,328	182,178
Gain on Forbearance of Debt	(112,536)	0
Stock compensation	213,379	193,446
Warrants issued for services	1,313,978
Accounts receivable	0	0
Notes receivable	(125,000)	0
Inventories	330	1,115
Prepaid Expenses	(136,825)	(110,989)
Other Assets	0	0
Increase (Decrease) In:
Accounts Payable and Accrued Expenses	57,735	(416,010)
Deferred Revenue	0	4,603
Net Cash Used In Operating Activities	(2,952,695)	1,908,813
Cash Flows From Investing Activities
Equipment Purchases	(98,312)	(402,265)
Payments for Intangible Assets	(0)	(109,500)
Net Cash Used In Investing Activities	(98,312)	(511,765)
Cash Flows From Financing Activities
Proceeds from Issuance of Convertible Bonds	0	0
Payments of Convertible Bonds	0	0
Proceeds From Notes Payable	1,433,001	1,975,000
Payment of Notes Payable	(120,268)	(3,472,794)
Proceeds from redemption of options	0	2,250
Issuance of Common Stock	389,064	279,841
Issuance of Preferred Stock	3,500,000	0

Net Cash Provided By Financing Activities	5,201,797	(636,502)
Increase (Decrease) in Cash	2,150,790	760,546
Balance, Beginning of Period	2,645	194,279
Balance, End of Period	$2,153,435	$954,825

i2 TELECOM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.         NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Restatement

In connection with the Company’s audit and year end accounting procedures, management and the Company’s Board of Directors determined that there were accounting errors related to stock options and warrant expense, and accounting for the fair value of Series F Preferred Shares. The Company inadvertently did not record all the expenses related to the issuance of warrants and stock options in the proper periods ended June 30, 2009 by under expensing $222,874 in the three months then ended and under expensing $886,772 for the six months then ended. The Company also did not properly classify the Series F Preferred Shares as temporary equity, and did not properly value the associated warrants, and  the Beneficial Conversion Feature. The fair value of the warrants was $2,339,695 as of June 30, 2009. In addition, the Company recorded $1,160,305 and $2,100,566 as a beneficial conversion feature of the F Series Preferred Shares for the three and six months ended June 30, 2009.

The following tables represent the amounts originally reported, and the restated amounts as amended and reported herein.

	June 30, 2009	June 30, 2009
	( AS ORIGINALLY FILED)	( AS AMENDED)

Total Assets	$6,352,952	$6,352,952

Total Current Liabilities and Total Liabilities	$7,040,980	$7,040,980

Series F Convertible Preferred Shares, 5,000,000 Shares Authorized, and 7,550 shares Issued and Outstanding	$3,500,000	$2,339,695

Additional Paid In Capital	$3,317,814	$6,801,560

Accumulated Deficit	$(44,171,447)	$(6,494,887)

Total Shareholders’ Equity (Deficit)	$(688,028)	$(3,027,723)

Total Liabilities and Shareholders’ Equity (Deficit)	$6,352,952	$6,352,952

CONSOLIDATED STATEMENT OF OPERATIONS	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2009
	AS ORIGINALLY FILED	AS AMENDED	AS ORIGINALLY FILED	AS AMENDED

Revenue	$82,428	$82,428	$214,570	$214,570

Cost of Revenue	67,770	67,770	193,822	193,822

Gross Profit (Loss)	14,658	14,658	20,748	20,748

General and Administrative Expenses	1,549,761	2,204,527	3,147,316	4,466,280

Loss From Operations	(1,535,103)	(2,189,869)	(3,126,568)	(4,445,532)

Other Income (Expense):
Interest Income	1,474	1,474	1,474	1,474
Interest Expense	(791,949)	(360,057)	(903,243)	(474,051)
Gain on Forbearance of Debt	112,536	112,536	112,536	112,536
Gain on Sale of Technology	0	0	0	0

Total Other Income (Expense)	(677,939)	(246,047)	(792,233)	(360,041)

Net Income (Loss)	$(3,918,801)	$(2,435,916)	$(3,918,801)	$(4,805,573)
Dividends on Preferred Stock	(0)	(2,100,566)	(0)	(2,100,566)
Net Income (Loss) Available to Common Shareholders	$(2,213,042)	$(4,536,482)	$(3,918,801)	$(6,906,139)

Weighted Average Common Shares:
Basic	28,558,566	28,558,566	27,961,279	27,961,279

Basic Earnings Per Common Share:	$(.08)	$(.16)	$(.14)	$(.25)
Fully Diluted	$(.08)	$(.16)	$(.14)	$(.25)
Fully Diluted Per Common Share:	$(.08)	$(.16)	$(.14)	$(.25)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2009
	AS ORIGINALLY FILED	AS AMENDED
Cash Flows From Operations
Net Loss From Operations	$(3,918,801)	$(4,805,573)
Adjustments to Reconcile Net Loss to cash
Depreciation and amortization	378,489	378,489
Amortization of Loan Fees	263,328	263,328
Gain on Forbearance of Debt	(112,536)	(112,536)
Stock compensation	553	213,379
Warrants issued for services	0	1,313,978
Accounts receivable	0	0
Notes receivable	(125,000)	(125,000)
Inventories	330	330
Prepaid Expenses	(136,825)	(136,825)
Other Assets	0	0
Increase (Decrease) In:
Accounts Payable and Accrued Expenses	57,735	57,735
Deferred Revenue	0	0
Net Cash Used In Operating Activities	(3,592,725)	(2,952,695)
Cash Flows From Investing Activities
Equipment Purchases	(98,312)	(98,312)
Payments for Intangible Assets	(0)	(0)
Net Cash Used In Investing Activities	(98,312)	(98,312)
Cash Flows From Financing Activities
Proceeds from Issuance of Convertible Bonds	0	0
Payments of Convertible Bonds	0	0
Proceeds From Notes Payable	1,433,001	1,433,001
Payment of Notes Payable	(216,998)	(120,268)
Proceeds from redemption of options	0	0
Exercise of Common Stock options	389,064	389,064
Issuance of Preferred Stock	3,500,000	3,500,000
Payment of Financing Costs with warrants	528,622	-
Payment of Professional Fees with warrants	208,139	0
Net Cash Provided By Financing Activities	5,841,828	5,201,797
Increase (Decrease) in Cash	2,150,790	2,150,790
Balance, Beginning of Period	2,645	2,645
Balance, End of Period	$2,153,435	$2,153,435

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

Preferred Shares

The Company applies the guidance enumerated in ASC Topic No. 480 “Distinguishing Liabilities from Equity,” and “Classification and Measurement of Redeemable Securities,” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured initially at fair value with accretion to the mandatory redemption value using the effective interest method. As of June 30, 2009, the Company had no preferred share liabilities.

In addition, the Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity. As of June 30, 2009, the Company had recorded as temporary equity F Series Preferred Shares totaling $2,339,695.

Stock Compensation

The Company measures all share-based payments, including grants of employee stock options to employees and warrants to service providers, using a fair-value based method in accordance with the ASC Topic No. 505 and Topic No. 718 (formerly SFAS No. 123R) Share-Based Payments. The cost of services received in exchange for awards of equity instruments is recognized in the consolidated statement of operations based on the grant date fair value of those awards amortized over the requisite service period. This summary of significant accounting policies of i2 Telecom International, Inc., (the “Company”), i2Telecom (DE) and SuperCaller is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

N.   New Accounting Pronouncements

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events(“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission (“SEC”) on August 14, 2009.

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

On February 28, 2007, the Company sold $2,000,000 of 6% Senior Subordinated Secured Convertible Notes convertible into 1,666,667 shares of the Company’s common stock priced at $1.20 each, and 833,334 Warrants, priced at $1.20 each. For every two shares of common stock to be issued, the investor(s) received one warrant which is exercisable into the Company’s common stock at 100% of the Issue Price. These warrants mature three years from issuance. The Notes will automatically convert into the Company’s common stock if any of the following events occur: (i) the Shares become registered and freely trading, or (ii) the financial closing by the Company of $10,000,000 or more. The Notes are secured by all assets of the Company and its subsidiaries. All future debt securities issued by the Company will be subordinate in right of payment to the Notes; provided, however, that the Company may raise up to $1.0 million of senior indebtedness that ranks pari passu with the Notes in the future.

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

NOTE 4.  SERIES F CONVERTIBLE PREFERRED STOCK-Restated

In 2009, the Company issued Series F Convertible Preferred Stock, no par value (the “Series F Preferred Shares”). Each of the Series F Preferred Shares is convertible at the option of the holder (subject to the conversion restriction described below) into shares of our Common Stock, no par value. The number of shares of Common Stock issuable upon conversion is determined by dividing the stated value, or $1,000, by a conversion price of $0.50, subject to adjustment as provided in the Certificate of Designations.  In addition, each share of Series F Preferred Shares will automatically convert (i) if certain milestones provided in the Certificate of Designations are met, (ii) if such share is outstanding on the third anniversary of the date that Series F Preferred Shares are first issued or (iii) if the holders of more than fifty percent of the outstanding Series F Preferred Shares so consent. Without the express written consent of holders of at least fifty percent of the then-outstanding Series F Preferred Shares (as well as any holders of more than twenty percent of the then-outstanding Series F Preferred Shares) the Company may not authorize or issue any additional class or series of equity securities of the Company ranking senior to, or pari passu with, the Series F Preferred Shares with respect to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company. The holders of Series F Preferred Shares are entitled to elect one director to the Board of Directors, but the Series F Preferred Shares otherwise carry no voting rights other than those required by law.

The Series F holders may convert, at their discretion (subject to a conversion restriction prohibiting any conversion that would result in a Series F holder’s beneficially owning more than 4.9% of the then-issued and outstanding Common Stock), all or any of the shares into shares of Common Stock at a conversion price of $0.50, resulting in 15,100,000 shares of Common Stock.  During the year ended December 31, 2009, no Series F Preferred Shares were converted.

The Company applies the guidance enumerated in ASC Topic No. 480. The Company has the option to redeem all or a portion of the outstanding Series F Preferred Shares at $2,000 per share. Holders of Series F Preferred Shares also have the option to require the Company to redeem their Series F Preferred Shares if the Company fails to pay required dividends to such holders or breaches any material representation, warranty or covenant contained in the Certificate of Designations or in any subscription agreement pursuant to which any Series F Preferred Shares are issued, and such failure is not cured.

The Company applies the guidance enumerated in ASC Topic No. 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. In addition, the Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity.

In connection with the multiple issuances of 3,500 shares of Preferred Series F shares, 3,500,000 warrants were issued.  The proceeds of $3,500,000 were allocated based on the relative fair values of the underlying shares and warrants.  The fair value of the shares was $2,339,695 and is shown as temporary equity on the Consolidated Balance Sheets and is outside of stockholders’ equity because such shares are contingently redeemable because it is not within the control of the Company.  Intrinsic value was $2,100,566, and is included in Common Stock, no par as dividends.

The fair value of the warrants using the Black Scholes method was $1,160,305, and is included in Common Stock, no par.  The warrants are exercisable at any time after issuance at $.63, for a period of three years.

NOTE 5.         STOCK OPTIONS AND WARRANTS-Restated

	June 30, 2009		December 31, 2008
	Number of Options/Warrants	Weighted Average Exercise Price	Number of Options/Warrants	Weighted Average Exercise Price
Outstanding at Beginning of Period	16,482,834	$1.00	12,224,824	$2.30
Options Granted	2,051,000	$.90	1,510,000	$.90
Warrants Granted	15,152,228	$.70	20,446,350	$1.00
Exercised	(333,211)	$1.20	(1,251,484)	$.58
Forfeited	(4,587,609)	$1.10	(16,446,855)	$1.90
Outstanding at End of Period	28,765,241	$.80	16,482,834	$1.30
Options Exercisable at End of Period	28,765,241	$.80	13,735,443	.90
Weighted-average Fair Value of Options Granted During the Period		$.60		$1.00

As of June 30, 2009, the range of option and warrant exercise prices for outstanding and exercisable options and warrants was $.10 to $1.60 with a weighted average remaining contractual life of 3.79 years.

The total number of shares are post-split effective May 14, 2009 whereby a 1:10 reverse split occurred.

 As of June 30, 2009, $213,379 and $1,313,978 of stock options and warrants issued for services, respectively, were expensed and are included General and Administrative Expenses in the Consolidated Statement of Operations.

NOTE 6. STOCK APPRECIATION RIGHTS AND RESTRICTED SHARE UNITS

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

NOTE 7.  SUBSEQUENT EVENTS

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

Preferred Shares

The Company applies the guidance enumerated in ASC Topic No. 480 “Distinguishing Liabilities from Equity,” and “Classification and Measurement of Redeemable Securities,” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured initially at fair value with accretion to the mandatory redemption value using the effective interest method. As of June 30, 2009, the Company had no preferred share liabilities.

In addition, the Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity. As of June 30, 2009, the Company had recorded as temporary equity F Series Preferred Shares totaling $2,339,695.

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

J.
Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

K.
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

Results of Operations-Restated

Comparison of Three Months Ended June 30, 2009 and 2008

	For the Three Months Ended June 30,
	2009	2008	Variance	Percentage
Revenue	$82,428	$162,727	(80,299)	-49.4%

Cost of Revenue	67,770	188,685	120,915	64.1%

Gross Profit (Loss)	14,658	(25,958)	40,616	156.5%

Operating Expenses:

General and Administrative Expenses	2,204,527	1,583,912	620,615	39%

Other Income (Expense) Net	(246,047)	4,542,993	(4,296,946)	-95%

Net Profit (Loss)	$(2,435,916)	$2,933,123	(5,369,039)	-183%

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

Total selling, general and administrative expenses for the three months ended June 30, 2009 was $2,204,527 compared to $1,583,912 for the three months ended June 30, 2008. The increase is primarily attributable to share based compensation increases.

Net (loss) for the three months ended June 30, 2009 was $(2,435,916) as compared to a net gain of $2,933,123 for the three months ended June 30, 2008. . The decrease in net profit is primarily a result of the sale of intellectual property to a third party in FY 2008.

Comparison of Six Months Ended June 30, 2009 and 2008

	For the Six Months Ended June 30,
	2009	2008	Variance	Percentage
Revenue	$214,570	$320,183	(105,613)	-33.0%

Cost of Revenue	193,822	370,922	177,100	47,8%

Gross Profit (Loss)	20,748	(50,739)	71,487	140.9%

Operating Expenses:
General and Administrative Expenses	4,466,280	2,635,873	(1,830,407)	69%

Other Income (Expense) Net	(360,041)	4,422,341	(4,782,382)	-111%

Net Profit (Loss)	$(4,805,573)	$1,735,729	(6,541,302)	-377%

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

Total selling, general and administrative expenses for the six months ended June 30, 2009 was $4,466,280 compared to $2,635,873 for the six months ended June 30, 2008. The increase was due to lower financing costs related to borrowings in 2008, and increases in share based compensation in 2009.

Net loss for the six months ended June 30, 2009 was $4,919,583 as compared to a net profit for the six months ended June 30, 2008 of $1,735,729. The decrease in net profit is primarily a result of the sale of intellectual property to a third party in fiscal year 2008.

Liquidity and Capital Resources-Restated

On June 30, 2009, we had a working capital deficit of approximately $4,805,573 compared to a working capital deficit of approximately $3,300,000 on June 30, 2008. The increase in working capital deficit was primarily due to increased debt, offset by the sale of preferred stock. Net cash used in operating activities was $2,952,695 for the six months ended June 30, 2009 as compared to net cash provided by operating activities of $1,908,813 for the six months ended June 30, 2008. The decrease in net cash provided by operating activities between the six months ended June 30, 2009 and June 30, 2008 is attributable to the proceeds from the sale of intellectual property occurring in fiscal year 2008.

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

Net cash used in financing activities was approximately $5,201,797 for the six months ended June 30, 2009 as compared to net cash provided of $637,000 for the same period in 2008. The increase in net cash provided by financing activities is attributable to the lower promissory note debt payoffs, combined with the sale of preferred stock.

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

In management’s review of financial information required to be reported in this report on Form 10-Q/A, management determined that a material weakness existed in the Company’s internal control over financial reporting, which resulted in management determining that accounting errors were made in the Company’s consolidated financial reports as filed with the SEC for prior reporting periods. These accounting errors, which are more fully described in Note 1 to the financial statements included in this report, include (i) an error in the valuation of Series F Preferred Stock, (ii), an error in recording stock-based compensation, and (iii) an error recording amortization of warrants.

Changes in Internal Control over Financial Reporting

There were changes in the Company’s internal control over financial reporting other than those noted above that occurred during the Company’s most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As described above under the heading “Disclosure Controls and Procedures”, the Company’s management, has determined that accounting errors were made in the Company’s financial reports as filed with the SEC for prior reporting periods. These accounting errors, which are more fully described in Note 1 to the financial statements included in this report, include (i) an error in the valuation of Series F Preferred Stock, (ii), an error in recording stock-based compensation, and (iii) an error recording amortization of warrants.
.
Upon review, the Company’s management has initially determined that the accounting errors derived from unintentional errors that went undetected by the Company.

Management has taken steps to address these issues by appointing a new Chief Financial Officer which the Company’s management, board of directors, and audit committee believes possesses the experience and knowledge required to properly account for oil and gas accounting methods for the Company and its reporting.

PART II.         OTHER INFORMATION

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

On May 11, 2009, the Company commenced litigation against defendants MagicJack, L.P., SJ Labs, Inc., YMAX Corporation and Daniel Borislow (the “Federal Court Litigation”). On June 9, 2009, the Federal Court Litigation was dismissed without prejudice. Prior to the dismissal of the Federal Court Litigation, and in response to the Federal Court Litigation, SJ Labs, Inc. filed an action for declaratory judgment, damages and ancillary relief against the Company in the Court of Common Pleas, Cuyahoga County, Ohio. The Company responded to the declaratory judgment action of SJ Labs by asserting the defenses of (1) the action fails to state a claim; (2) the claims are barred because a declaratory action would mot terminate the controversy between the parties; (3) unclean hands; (4) breach of agreements; (5) conversion of confidential information; (6) contributory negligence; (7) failure to mitigate damages; (8) accord and satisfaction; (9) release; and (10) failure of condition precedent. Additionally, the Company responded to the declaratory judgment action as a counterclaim-plaintiff alleging causes of action against MagicJack, L.P., SJ Labs, Inc., YMAX Corporation and Daniel Borislow (collectively, the “Defendants”). The Company alleges that the Defendants: (i) acquired the Company’s intellectual property pursuant to contracts preserving its confidentiality; (ii) have improperly used the Company’s intellectual property in violation of their contractual commitments, as well as statutory and common law; and (iii) in combination with one another, agreed to conspire to use, convert, or misappropriate the Company’s trade secrets for their own benefit.  As a result, the Company alleges that the Defendants are jointly and severally liable for actual, consequential, special, exemplary and punitive damages.  The Company is also seeking a permanent injunction to prevent Defendants from directly or indirectly using or misappropriating any of the Company’s trade secrets.

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

We may be unable to fund future growth.

Our business strategy calls for us to grow and expand the Company’s business both internally and otherwise. Significant funds will be required to implement this strategy, funding for additional personnel, capital expenditures and other expenses, as well as for working capital purposes. Financing may not be available to us on favorable terms or at all. If adequate funds are not available on acceptable terms, then we may not be able to meet our business objectives for expansion. This, in turn, could harm our business, results of operations and financial condition. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, then the percentage ownership of the our shareholders will be reduced, and any new securities could have rights, preferences and privileges senior to those of the Common Stock. Furthermore, if we raise capital or acquires businesses by incurring indebtedness, then we will become subject to the risks associated with indebtedness, including interest rate fluctuations and any financial or other covenants that our lender may require.

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

Our ability to do business depends, in part, on the ability to license certain technology from third parties.

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

On June 3, 2005 the Federal Communications Commission (“FCC”) issued the VoIP 911 Order adopting rules that require interconnected VoIP providers to provide their new and existing subscribers with 911 services no later than November 28, 2005. On November 5, 2005, the FCC issued a public notice stating that VoIP providers who failed to comply with the VoIP 911 Order by November 28, 2005 would not be required to discontinue the provision of interconnected VoIP service to any existing customers, but would be required to discontinue marketing VoIP service and accepting new customers for VoIP service in all areas where the providers are not transmitting 911 calls to the appropriate PSAP (public safety answering point) in full compliance with the FCC’s rules. Because we have not fully complied with the VoIP 911 Order, we are subject to this restriction. We cannot be certain that we will be able to fully comply with this VoIP 911 Order. Because it would prevent us from marketing and accepting new customers in certain areas, our inability to comply with the VoIP 911 Order may have an adverse effect on our business and results of operations.

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

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

2009 ANNUAL MEETING OF SHAREHOLDERS

Our Board of Directors, (the “Board”) determined it was advisable to (i) hold the Shareholders’ Annual Meeting on June 30, 2009, for the purpose of (a) electing directors to serve the corporation until the next shareholders meeting, (b) approving an Amendment to the Corporation’s Articles of Incorporation to effect a 1:2 to as much as a 1:5 ratio, (the “Reverse Split”) at any time during the next twelve months or prior to the 2010 annual meeting of shareholders, which occurs first, with such ratio to be determined by the Board, (c) ratifying the appointment of Freedman & Goldberg Certified Public Accountants, P.C. as the independent auditors of the Corporation for the year ending December 31, 2009, and (d) transacting such other business as may lawfully come before the Annual Meeting; and (ii) acknowledge May 14, 2009, as the record date for such Annual Meeting.

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
Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 2, 2004.
2.2	Asset Purchase Agreement dated as of January 30, 2004, between the Company and InTransit Media, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on February 2, 2004.
2.3	First Amendment to Asset Purchase Agreement, dated February 26, 2004, between the Company and InTransit Media, Inc.	Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on March 12, 2004.
3.1	Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.
3.2	Bylaws, as amended.	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.
3.3	Amendment to the Company’s Articles of Incorporation filed June 3, 2004.	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.
3.4	Certificate of Designations of Rights and Preferences of Series D Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 13, 2004.
3.5	Certificate of Designations of Rights and Preferences of Series E Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 22, 2005.
3.6	Amendment to Certificate of Designations of Rights and Preferences of Series E Preferred Stock	Incorporated by reference to Exhibit 3.1.8 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006.
3.7	Amendment to the Company’s Articles of Incorporation filed July 13, 2007.	Filed herewith.
3.8	Certificate of Designations of Rights and Preferences of Series F Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 30, 2009.
3.9	Amendment to the Company’s Articles of Incorporation filed May 11, 2009.	Filed herewith.
3.10	Amendment to Certificate of Designations of Rights and Preferences of Series F Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 10, 2009.
4.1	Amended and Restated 2004 Stock Incentive Plan*	Incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement filed June 25, 2009.

Exhibit No.	Exhibit	Method of Filing
4.2
Certificate of the Designations, Preferences, Rights and Limitations of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock of i2 Telecom IP Holdings, Inc.
Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 1, 2009.
10.1	Employment Agreement, dated April 20, 2009, by and between the Company and Andrew L. Berman. Represents an executive compensation plan or arrangement. *	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 24, 2009.
10.2	Employment Agreement, dated April 20, 2009, by and between the Company and Paul R. Arena. Represents an executive compensation plan or arrangement. *	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 24, 2009.
10.3	Employment Agreement, dated April 20, 2009, by and between the Company and Christopher R. Miltenberger. Represents an executive compensation plan or arrangement. *	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 24, 2009.
10.4	Employment Agreement, dated April 20, 2009, by and between the Company and Douglas F. Bender. Represents an executive compensation plan or arrangement. *	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 24, 2009.
10.5	Form of Non-Negotiable Secured Promissory Note.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2009.
10.6	Form of Term Loan Agreement.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 4, 2009.
10.7	Form of Warrant	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 4, 2009.
10.8	Form of Registration Rights Agreement.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 4, 2009.
10.9	Form of Subscription Agreement	Incorporated by reference to Exhibit 10.66 to the Company’s Current Report on Form 8-K filed May 8, 2009.
10.10	Form of Warrant	Incorporated by reference to Exhibit 4.60 to the Company’s Current Report on Form 8-K filed May 8, 2009.
10.11	Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 10, 2009.
10.12	Amended and Restated Warrant	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 10, 2009.
10.13	Subscription Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 10, 2009.
10.14	Exchange Agreement	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 10, 2009.
10.15	Amendment to Arena Employment Agreement, dated June 24, 2009. *	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 29, 2009.

Exhibit No.	Exhibit	Method of Filing
10.16	Amendment to Bender Employment Agreement, dated June 24, 2009. *	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 29, 2009.
10.17	Amendment to Berman Employment Agreement, dated June 24, 2009.*	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2009.
10.18	Amendment to Miltenberger Employment Agreement, dated June 24, 2009. *	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 29, 2009.
10.19	First Amendment to Subscription Agreement, dated June 26, 2009.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 1, 2009.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.	Filed herewith.
32.1	Section 1350 Certification of the Company’s Principal Executive Officer.	Filed herewith.
32.2	Section 1350 Certification of the Company’s Principal Financial Officer.	Filed herewith.

*Management contract, compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOS COMMUNICATIONS, INC.
(formerly known as i2 Telecom International, Inc.)

Date: May 3, 2010	By:	/s/ Andrew L. Berman
Andrew L. Berman
Chief Executive Officer (Principal Executive Officer)

Date: : May 3, 2010	By:	/s/ Richard Roberson
Richard Roberson
Chief Financial Officer (Principal Financial and Accounting Officer)