Form 10-Q/A
period 2009-09-30
Geos Communications, Inc.
filed 2010-05-04
CIK 949371

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

GEOS COMMUNICATIONS, INC.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q/A

FOR PERIOD ENDED SEPTEMBER 30, 2009

This Amendment No. 1 on Form 10-Q/A is being filed to amend our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2009, as filed with the Securities and Exchange Commission (the “Commission”) on November 16, 2009 to:

•	amend our financial statements for the quarterly period ended September 30, 2009; and
•	amend Item 4, "Controls and Procedures."

In connection with the Company’s audit and year end accounting procedures, management and the Company’s Board of Directors determined that there were accounting errors related to stock option and warrant expense, the accounting for the fair value of Series A-D Preferred Shares of Geos Communications IP Holdings, Inc. (a Delaware corporation and wholly-owned subsidiary of the Company), and loss on extinguishment of debt. In addition, there were errors in accounting for the fair value of Series F Preferred Shares and the associated warrants and for the beneficial conversion feature.

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

i

PART I	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

i2 TELECOM INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2009	December 31, 2008
	Restated
Current Assets:
Cash	$1,852,932	$2,645
Notes Receivable	0	0
Inventories	189,511	187,607
Prepaid Expenses and Other Current Assets	56,244	213,059

Total Current Assets	2,098,687	403,311

Property and Equipment, Net	1,233,339	1,253,074

Other Assets:
Intangible Assets	2,528,523	2,788,947
Deposits	58,489	38,840

Total Other Assets	2,587,012	2,827,787

Total Assets	$5,919,038	$4,484,172

i2 TELECOM INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	September 30, 2009	December 31, 2008
	Restated
Current Liabilities
Accounts Payable and Accrued Expenses	$1,059,388	$2,399,660
Deferred Revenue	13,373	25,985
Convertible Bonds	50,000	100,000
Notes Payable-Current	152,393	3,356,014

Total Current Liabilities	1,275,154	5,881,659

Preferred shares subject to mandatory redemption	7,369,429	0

Total Liabilities	8,644,583	5,881,659

Preferred Shares Authorized, 5,000,000 shares and 5,535 Shares of Series F Convertible Preferred Stock Issued and Outstanding, respectively	3,776,936	0

Shareholder’s Equity(Deficit)

Common Stock, No Par Value, 500,000,000 Shares Authorized, 32,385,095 Shares and 27,842,853 Shares Issued and Outstanding	36,665,604	35,756,541

Additional Paid-In Capital	8,061,133	3,100,500
Accumulated Deficit	(51,229,218)	(40,254,528)
Total Shareholders’ Equity (Deficit)	(6,502,481)	(1,397,487)

Total Liabilities and Shareholders’ Equity (Deficit)	$5,919,038	$4,484,172

i2 TELECOM INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008
	Restated		Restated
Revenue	$97,993	$163,904	$312,562	$484,087

Cost of Revenue	113,965	185,427	307,787	556,349

Gross Profit (Loss)	(15,972)	(21,523)	4,775	(72,262)

General and Administrative Expenses	2,075,410	2,546,487	6,553,388	5,182,359

Loss From Operations	(2,091,382)	(2,568,010)	(6,548,613)	(5,254,621)

Other Income (Expense):
Interest Income	0	0	1,474	0
Interest Expense	(616,381)	(121,433)	(1,090,733)	(894,902)
Gain on Forbearance of Debt	4,122	0	116,658	2,190
Gain on Sale of Technology	0	0	0	5,193,620
Loss on Extinguishment of Debt	(1,469,523)	0	(1,469,523)	0
Total Other Income (Expense)	(2,081,782)	(121,433)	(2,442,124)	4,300,908
Net Income (Loss)	$(4,173,164)	$(2,689,443)	$(8,990,737)	$(953,713)

Preferred Stock Series F dividend for Beneficial Conversion Feature	(770,258)	(6,000)	(2,870,825)	(18,000)
Net Income (Loss) Available to Common Shareholders	$(4,943,422)	$(2,695,443)	$(11,861,562)	$(971,713)
Weighted Average Common Shares:
Basic	28,253,922	19,113,995	28,829,666	18,733,816
Basic Loss Per Common Share:	$(.17)	$(.14)	$(.41)	$(.05)
Fully Diluted	(.17)	(.14)	(.41)	(.05)
Fully Diluted Per Common Share:	$(.17)	$(.14)	$(.41)	$(.05)

i2 TELECOM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008
	Restated
Cash Flows From Operations
Net Loss From Operations	$(8,990,737)	$(953,714)
Adjustments to Reconcile Net Loss to cash
Depreciation and amortization	572,836	489,647
Amortization of Loan Fees	270,411	1,001,094
Gain on Forbearance of Debt	(116,658)	0
Stock compensation	360,349	349,827
Warrants Issued for services	1,313,978	-
Loss on Extinguishment of Debt	1,469,523	-
Accounts receivable	304	(2,350)
Inventories	(1,904)	1,620
Prepaid Expenses	(113,900)	(1,419,208)
Other Assets	(19,649)	0
Increase (Decrease) In:
Accounts Payable and Accrued Expenses	593,940	(348,527)
Deferred Revenue	(12,612)	4,603
Net Cash Used In Operating Activities	(4,674,119)	(877,008)
Cash Flows From Investing Activities
Equipment Purchases	(292,677)	(828,445)
Payments for Intangible Assets	(0)	(115,100)
Net Cash Used In Investing Activities	(292,677)	(943,545)
Cash Flows From Financing Activities
Proceeds from Issuance of Convertible Bonds	0	0
Payments of Convertible Bonds	0	0
Proceeds From Notes Payable	1,433,001	2,459,024
Payment of Notes Payable	(722,482)	(3,591,022)
Exercise of Common Stock Options	456,564	836,760
Issuance of Preferred Stock	5,650,000	-
Proceeds from redemption of options	-	352,500
Payment of Financing Cost with warrants	-	1,716,066
Net Cash Provided By Financing Activities	6,817,083	1,773,328
Increase (Decrease) in Cash	1,850,287	(47,225)
Balance, Beginning of Period	2,645	194,279
Balance, End of Period	$1,852,932	$147,054

GEOS COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Restatement

In connection with the Company’s audit and year end accounting procedures, management and the Company’s Board of Directors determined that there were accounting errors related to stock options and warrant expense, the accounting for the fair value of Series A-D Preferred Shares, and accounting for the fair value of Series F Preferred Shares. The Company inadvertently did not record all the expenses related to the issuance of warrants and stock options in the proper periods ended September 30, 2009 by over expensing $164,069 in the three months then ended and under expensing $1,154,605 for the nine months then ended. In addition, the company incorrectly recorded Series A-D preferred shares issued in extinguishment of debt, and incorrectly computed the fair value of the Series F Preferred Shares. As of September 30, 2009, the Company has now properly recorded the Series A-D Preferred Shares initially at fair value of $7,028,630, which accretes interest and dividends to its value of $7,369.429 as a liability as of September 30, 2009.  The Company also did not properly classify the Series F preferred shares as temporary equity, and did not properly value the associated warrants, and Beneficial Conversion Feature. The fair value of the warrants was $1,873,064 as of September 30, 2009, and the Company recorded $770,259 and $2,870,825 as a beneficial conversion feature for the three and nine months ended September 30, 2009, respectively.

The following table represents the amounts originally reported, and the restated amounts as amended and reported herein.

	September 30, 2009	September 30, 2009
	( AS ORIGINALLY FILED)	( AS AMENDED)
Total Assets	$5,919,038	$5,919,038

Total Current Liabilities	$1,532,339	$1,275,154

Series A-D, Preferred Shares Subject to Mandatory Redemption	$5,528,107	$7,369,429

Total Liabilities	$7,060,446	$8,644,583

Series F Convertible Preferred Shares, 5,650,000 Shares Authorized, and 5,650 shares Issued and Outstanding	$5,535,000	$3,776,936

Additional Paid In Capital	$3,481,402	$8,061,133

Accumulated Deficit	$(46,823,413)	$(51,229,218)

Total Shareholders’ Equity (Deficit)	$(1,141,408)	$(6,502,481)

Total Liabilities and Shareholders’ Equity (Deficit)	$5,919,038	$5,919,038

CONSOLIDATED STATEMENT OF OPERATIONS	For the Three Months Ended September, 30 2009	For the Three Months Ended September, 30 2009	For the Nine Months Ended September, 30 2009	For the Nine Months Ended September, 30 2009
	AS ORIGINALLY FILED	AS AMENDED	AS ORIGINALLY FILED	AS AMENDED

Revenue	$97,993	$97,993	$312,562	$312,562

Cost of Revenue	113,965	113,965	307,787	307,787

Gross Profit (Loss)	(15,972)	(15,972)	4,775	4,775

General and Administrative Expenses	2,239,468	2,075,410	5,398,783	6,553,388

Loss From Operations	(2,255,440)	(2,091,382)	(5,394,007)	(6,548,613)

Other Income (Expense):
Interest Income	-	-	1,474	1,474
Interest Expense	(386,765)	(616,381)	(1,293,009)	(1,090,733)
Gain on Forbearance of Debt	4,122	4,122	116,658	116,658
Loss on Ext. Of Debt	-	(1,469,423)	-	(1,469,423)
Total Other Income (Expense)	(382,643)	(2,081,782)	(1,174,876)	(2,442,124)

Net Income (Loss)	(2,638,084)	(4,173,164)	(6,568,883)	(8,990,737)

Preferred Stock Series F dividend for Beneficial Conversiton Feature	-	(770,258)	-	(2,870,825)
Net Income (Loss) Available to Common Shareholders	$(2,638,084)	$(4,943,422)	$(6,568,883)	$(11,861,562)
Weighted Average Common Shares:
Basic, diluted and fully diluted	28,253,922	28,253,922	28,829,666	28,829,666
Earnings Per Common Share:Basic, Diluted and Fully Diluted	$(0.09)	$(0.17)	$(0.23)	$(0.41)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009
	AS ORIGINALLY FILED	AS AMENDED

Cash Flows From Operations
Net Loss From Operations	$(6,568,883)	$(8,990,737)
Adjustments to Reconcile Net Income to cash
Depreciation and amortization	572,836	572,836
Amortization of Loan Fees	270,411	270,411
Gain on Forbearance of Debt	(116,658)	(116,658)
Stock compensation	82,759	360,349
Warrants issued for services	0	1,313,978
Loss on Extinguishment of Debt	0	1,469,523
Accounts receivable	304	304
Inventories	(1,904)	(1,904)
Prepaid Expenses	(113,900)	(113,900)
Other Assets	(19,649)	(19,649)
Increase (Decrease) In:
Accounts Payable and Accrued Expenses	593,940	593,940
Deferred Revenue	(12,612)	(12,612)
Net Cash Used In Operating Activities	(5,313,358)	(4,674,119)
Cash Flows From Investing Activities
Equipment Purchases	(292,677)	(292,677)
Payments for Intangible Assets	(0)	(0
Net Cash Used In Investing Activities	(292,677)	(292,677)
Cash Flows From Financing Activities
Proceeds From Notes Payable	1,433,001	1,433,001
Payment of Notes Payable	(851,004)	(722,482)
Conversion of Note Payables	(5,394,107)	-
Exercise of Common Stock Options	456,564	456,564
Issuance of Preferred Stock	5,669,000	5,650,000
Issuance of Preferred Stock through conversion	5,394,107	-
Proceeds from redemption of options	-	-
Payment of Financing Cost with warrants	528,622	-
Payment of Professional Fees with warrants	220,139	-
Net Cash Provided By Financing Activities	7,456,322	6,817,083
Increase (Decrease) in Cash	1,850,287	1,850,287
Balance, Beginning of Period	2,645	2,645
Balance, End of Period	$1,852,932	$1,852,932

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

The Company, a Washington corporation, was incorporated as “Transit Information Systems, Inc.”  under the laws of the State of Washington on October 17, 1988.  In March 2004, the Company changed its name to “i2 Telecom International, Inc.”  In September, 2009, the Company filed with the Secretary of State of the State of Washington an amendment to its Articles of Incorporation reflecting the change of the Company’s name from “i2 Telecom International, Inc.” to “Geos Communications, Inc.” The Company’s offices are currently located at 430 N. Carroll Ave, Suite 120, Southlake, TX 76092, and the Company’s telephone number at that address is (817) 240-0200. The Company maintains websites at www.geoscommunications.com, www.voicestick.com and www.myglobaltalk.com.

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

Debt Extinguishment

On July 1, 2009 we offered to certain of our existing note holders the opportunity to exchange some or all of the principal, interest and loan fees under $6,328,212 of notes, which included all accrued interest and related fees, (the “Debt”) for different series of preferred stock of Geos Communications IP Holdings, Inc., our wholly-owned subsidiary.  This exchange was deemed to be debt extinguishment for the notes payable according to the ASC Topic No.405- Liabilities and 470-50 – Debt, Modifications and Extinguishments.

ASC 470-50-40-10 (formerly EITF Issue 96-19) establishes the criteria for debt extinguishment and modification. If the debt is substantially different, then the debt is extinguished, and a gain or loss is calculated and recorded. We determined that an extinguishment existed as the present value of the cash flows under the terms of the new instrument, the different series of preferred stock, was at least 10% different from the present value of the remaining cash flows under the terms of the original notes.  The Company recorded a loss on debt extinguishment of $1,469,523 which is included in the Amended Statement of Operations for the Quarter ended of September 30, 2009.

Preferred Shares

The Company applies the guidance enumerated in ASC Topic No. 480 “Distinguishing Liabilities from Equity,” and “Classification and Measurement of Redeemable Securities,” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured initially at fair value with accretion to the mandatory redemption value using the effective interest method. As of September 30, 2009, the Company had recorded liabilities related to Series A-D Preferred Shares at the accreted value of $7,369,429.

In addition, the Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity. As of September 30, 2009, the Company had recorded as temporary equity F Series Preferred Shares totaling $3,776,936.

Stock Compensation

The Company measures all share-based payments, including grants of employee stock options to employees and warrants to service providers, using a fair-value based method in accordance with the ASC Topic No. 505 and Topic No. 718 (formerly SFAS No. 123R) Share-Based Payments. The cost of services received in exchange for awards of equity instruments is recognized in the consolidated statement of operations based on the grant date fair value of those awards amortized over the requisite service period. This summary of significant accounting policies of GEOS COMMUNICATIONS, INC., (the “Company”), Geos Communications (DE) and SuperCaller is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity.  These accounting policies conform to US GAAP and have been consistently applied in the preparation of the financial statements.

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

Loss per Share

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

On July 1, 2009 we offered to certain of our existing note holders the opportunity to exchange some or all of the principal, interest and loan fees under $6,328,212 of notes, which included all accrued interest and related fees, (the “Debt”) for different series of preferred stock of Geos Communications IP Holdings, Inc., a Delaware corporation and our wholly owned subsidiary (“IP Holdings”).  The issuance price of the preferred stock of IP Holdings was $1.00 for every $1.00 of each note being exchanged.  On July 31, 2009, the Company closed an aggregate of $5,508,855 of the Debt into IP Holdings Preferred Stock.  In connection with the creation of IP Holdings, substantially all of the Company’s intellectual property was transferred to IP Holdings, with the Company owning all of the common stock of IP Holdings.  The IP Holdings Preferred Stock provides for an accruing dividend of 12% per annum, and a special dividend for up to two years in the event that the IP Holdings Preferred Stock has not been redeemed.  The balance of the remaining debt of $819,357 has either been retired or is about to be retired in the form of cash payments.

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

The total number of shares are post-split effective May 14, 2009 whereby a 1:10 reverse split occurred.

Convertible bonds remaining at September 30, 2009 and June 30, 2009 consisted of the following:

	September 30, 2009	December 31, 2008
December 2006 6% Convertible Bonds	$50,000	$50,000
February 2007 6% Convertible Bonds	0	50,000
	50,000	100,000

NOTE 4.   NOTES PAYABLE and SERIES A-D, PREFERRED SHARES SUBJECT TO MANDATORY REDEMPTION-Restated

On July 1, 2009 we offered to certain of our existing note holders the opportunity to exchange some or all of the principal, interest and loan fees under $6,328,212 of notes, which included all accrued interest and related fees, (the “Debt”) for different series of preferred stock of Geos Communications IP Holdings, Inc., a Delaware corporation and our wholly owned subsidiary (“IP Holdings”).  The issuance price of the preferred stock of IP Holdings was $1.00 for every $1.00 of each note being exchanged.  On July 31, 2009, the Company exchanged an aggregate of $5,508,855 of the Debt into IP Holdings Preferred Stock. The former secured debt included 12% interest with maturities of principal and all accrued interest originally due in 2008, and subsequently extended to 2009. In connection with the creation of IP Holdings, substantially all of the Company’s intellectual property was transferred to IP Holdings, with the Company owning all of the common stock of IP Holdings.  The IP Holdings Preferred Stock provides for an accruing dividend of 12% per annum and a special dividend for up to two years in the event that the IP Holdings Preferred Stock has not been redeemed. With the assistance of  a valuation from an independent third party regarding the initial fair value of the new preferred series of $7,028,630 for the new shares issued. Subsequently, $229,616 has been accreted for interest, plus $111,182 for dividends resulting in a balance of $7,369,429 as of September 30, 2009. The final redemption amount is $9,784,027 which encompasses additional charges for each time period passing as follows:

July 31, 2010	$1,377,699
July 31, 2011	$803,657

The Company applies the guidance enumerated in ASC Topic No. 480 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and “Classification and Measurement of Redeemable Securities,” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured initially at fair value with accretion of interest expense and dividends related to the shares added to the mandatory redemption value using the effective interest method.

This exchange was also deemed to be debt extinguishment for the notes payable according to the ASC Topic No.405- Liabilities and 470-50 – Debt, Modifications and Extinguishments As a result of this exchange a loss on debt extinguishment of $1,469,523 was recorded and is included in the Consolidated Statement of Operations for the year ended of September 30, 2009.

NOTE 5.  SERIES F CONVERTIBLE PREFERRED STOCK-Restated

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

In connection with the multiple issuances of 5,650 shares of Preferred Series F shares, 5,650,000 warrants were issued.  The proceeds of $5,650,000 were allocated based on the relative fair values of the underlying shares and warrants.  The fair value allocated to the shares was $3,776,936 and is shown as temporary equity on the Consolidated Balance Sheets and is outside of stockholders’ equity because such shares are contingently redeemable because it is not within the control of the Company. The beneficial conversion feature in the Statement of Operations totaled $2,870,825, and is also included in Additional Paid In Capital.

The fair value of the warrants was $1,873,064, and is included in Common Stock, no par.  The warrants are exercisable at any time after issuance at $.63, for a period of three years.

NOTE 6.	STOCK OPTIONS AND WARRANTS- Restated

In October 2009, the Company and Board of Directors approved a reverse ten for one reverse stock split.  As such, all 2008 Common Stock share prices and amounts have been adjusted accordingly.

	September 30, 2009		December 31, 2008
	Number of Options/ Warrants	Weighted Average Exercise Price	Number of Options/ Warrants	Weighted Average Exercise Price
Outstanding at Beginning of Period	16,482,834	$.99	12,224,824	$2.30
Options Granted	0	$.91	1,510,000	$.90
Warrants Granted	2,251,000	$.75	20,446,350	$1.00
Exercised	(3,817,760)	$.82	(1,251,484)	$.58
Forfeited	(1,564,269)	$.83	(16,446,855)	$1.90
Outstanding at End of Period	16,480,343	$.94	16,482,834	$1.30
Options Exercisable at End of Period	16,480,343	$.94	13,735,443	.90
Weighted-average Fair Value of Options Granted During the Period		$.60		$1.00

As of  September 30, 2009, the range of option and warrant exercise prices for outstanding and exercisable options and warrants was $.10 to $1.60 with a weighted average remaining contractual life of 2.61 years.

During the nine months ended September 30, 2009 total compensation costs recognized in income from stock-based compensation awards was $360,349 and is included in general and administrative expenses on the Consolidated Statement of Operations.

During the nine months ended September 30, 2009, total amortization of warrant costs was $1,313,978 and is included in General and Administrative in the Consolidated Statement of Operations.

The intrinsic value of options exercised during 2009 and 2008 is $0 and $275,326 respectively.

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

NOTE 7.	SUBSEQUENT EVENTS

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

Debt Extinguishment

On July 1, 2009 we offered to certain of our existing note holders the opportunity to exchange some or all of the principal, interest and loan fees under $6,328,212 of notes, which included all accrued interest and related fees, (the “Debt”) for different series of preferred stock of Geos Communications IP Holdings, Inc., our wholly-owned subsidiary.  This exchange was deemed to be debt extinguishment for the notes payable according to the ASC Topic No.405- Liabilities and 470-50 – Debt, Modifications and Extinguishments.

ASC 470-50-40-10 (formerly EITF Issue 96-19) establishes the criteria for debt extinguishment and modification. If the debt is substantially different, then the debt is extinguished, and a gain or loss is calculated and recorded. We determined that an extinguishment occured as the present value of the cash flows under the terms of the new instrument, the different series of preferred stock, was at least 10% different from the present value of the remaining cash flows under the terms of the original notes.  The Company recorded a loss on debt extinguishment of $1,469,523 which is included in the Statement of Operations for the nine months ended September 30, 2009.

Preferred Shares

The Company applies the guidance enumerated in ASC Topic No. 480 “Distinguishing Liabilities from Equity,” and “Classification and Measurement of Redeemable Securities,” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured initially at fair value and are accreted to the mandatory redemption value using the effective interest method.   Accretion is recorded as interest expense in the Statement of Operations.  As of September 30, 2009, the Company had recorded liabilities related to Series A-D Preferred Shares with a mandatory redemption value of $7,369,429.

In addition, the Company classifies conditionally redeemable convertible preferred shares, which includes preferred shares subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity. As of September 30, 2009, the Company had recorded as temporary equity F Series Preferred Shares totaling $3,776,936.  Dividends on preferred shares included in temporary equity and equity are recorded as Dividends on Preferred Stock below Net Income on the Statement of Operations.

The Company evaluates the conversion option of the convertible preferred shares under ASC Topic No. 470-20, “Debt with Conversion and Other Options,” (formerly EITF Issues 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.).  A convertible financial instrument includes a beneficial conversion feature if the effective conversion price is less than the company’s market price of common stock on the commitment date.  The Company recorded $2,870,825 as a beneficial conversion feature of the F Series Preferred Shares for the nine months ended September 30, 2009.

Stock Compensation

The Company measures all share-based payments, including grants of employee stock options to employees and warrants to service providers, using a fair-value based method in accordance with the ASC Topic No. 505 and Topic No. 718 (formerly SFAS No. 123R) Share-Based Payments. The cost of services received in exchange for awards of equity instruments is recognized in the consolidated statement of operations based on the grant date fair value of those awards amortized over the requisite service period. Recent Accounting Pronouncements.

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

Results of Operations-Restated

Comparison of Three Months Ended September 30, 2009 and 2008

	For the Three Months Ended
	September 30,
	2009	2008	Variance	Percentage
Revenue	$97,993	$163,904	(65,911)	-40.2%
Cost of Revenue	113,965	185,427	71,462	38.5%
Gross Profit (Loss)	(15,972)	(21,523)	5,551	25.8%
Operating Expenses:
Selling, General and Administrative Expenses	2,075,410	2,546,487	471,077	18.5%
Other Income (Expense) Net	(2,081,782)	(121,433)	(2,203,215)	1814%
Net Profit (Loss)	$(4,173,164)	$(2,689,443)	1,483,721	55.0%

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

Other Income (Expense) increased to $2,081,782 for the three months ended September 30, 2009 from $121,433 for the three months ended September 30, 2008. The increase was due primarily to interest on the note conversions and the loss from extinguishment of debt from the exchange to preferred shares subject to mandatory redemption.

Total selling, general and administrative expenses for the three months ended September 30, 2009 was $2,075,410 compared to $2,546,487 for the three months ended September 30, 2008. The decrease was due primarily to amortization of deferred financing cost occurring in 2008, net of a decrease in warrants issued for services.

Net (loss) for the three months ended September 30, 2009 was $4,943,422 as compared to a net (loss) of $2,689, 443 for the three months ended September 30, 2008. The increase is primarily attributable to the loss on debt extinguishment and increases in interest expense in 2009..

Comparison of Nine Months Ended September 30, 2009 and 2008

	For the Nine Months Ended
	September 30,
	2009	2008	Variance	Percentage
Revenue	$312,562	$484,087	(171,525)	-35.4%
Cost of Revenue	307,787	556,349	248,562	44.7%
Gross Profit (Loss)	4,775	(72,262)	77,037	106.6%
Operating Expenses:
Selling, General and Administrative Expenses	6,553,388	5,182,359	(1,371,029)	26.5%
Other Income (Expense) Net	(2,442,124)	4,300,908	(1,858,784)	43.2%
Net Profit (Loss)	$(8,990,737)	$(953,713)	(8,037,024)	842.7%

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

Total selling, general and administrative expenses for the nine months ended September 30, 2009 was $6,553,388 compared to $5,182,359 for the nine months ended September 30, 2008.  The decrease was due to lower financing costs related to borrowings, and Convertible Bond Discount amortization occurring in 2008.

Other Income (Expense) increased to an expense of $(2,442,124) for the nine months ended September 30, 2009 from income of $4,300,908 for the nine months ended September 30, 2008. This was due primarily to the sale of intellectual property to a third party in fiscal year 2008, which resulted in $5,193,619 of gain during 2008, net of the loss on debt extinguishment of $1,469,523.

Net (loss) for the nine months ended September 30, 2009 was $(8,990,737) as compared to a net (loss) for the nine months ended September 30, 2008 of $(953,713). The decrease in net profit is primarily a result of the sale of intellectual property to a third party in fiscal year 2008, which resulted in $5,193,619 of gain during 2008, net of the loss on debt extinguishment of $1,469,523.

Liquidity and Capital Resources

On September 30, 2009, we had working capital of approximately $823,533 compared to a working capital deficit of approximately $5,478,348 on September 30, 2008. This change was primarily due to conversion of debt to preferred stock of IP Holdings and by the sale of shares of our Series F convertible preferred stock.  Net cash used in operating activities was $4,674,119 for the nine months ended September 30, 2009 as compared to net cash used by operating activities of $877,008 for the nine months ended September 30, 2008. The increase in net cash used in operating activities between the nine months September 30, 2009 and September 30, 2008 is attributable to the proceeds from the sale of intellectual property occurring in fiscal year 2008 of $5,193,619.

Net cash used in investing activities was approximately $292,677 for the nine months ended September 30, 2009 as compared to net cash used in investing activities of $943,545 for the same period in 2008. The decrease in net cash used investing activities is attributable to extensive purchases of network system equipment, and software application development occurring in the fiscal year 2008.

Net cash used in financing activities was approximately $6,817,083 for the nine months ended September 30, 2009 as compared to net cash provided of $1,773,328 for the same period in 2008. The increase in net cash provided by financing activities is attributable to the lower promissory note debt payoffs, combined with the sale of our Series F convertible preferred stock.

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

In management’s review of financial information required to be reported in this report on Form 10-Q/A, management determined that a material weakness existed in the Company’s internal control over financial reporting, which resulted in management determining that accounting errors were made in the Company’s consolidated financial reports as filed with the SEC for prior reporting periods. These accounting errors, which are more fully described in Note 1 to the financial statements included in this report, include (i) an error in valuation of the Series A-D Preferred Stock, (ii) an error in the valuation of Series F Preferred Stock, (iii) an error in recording stock-based compensation, and (iv) an error recording amortization of warrants.

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting other than those noted above that occurred during the Company’s most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As described above under the heading “Disclosure Controls and Procedures”, the Company’s management, has determined that accounting errors were made in the Company’s financial reports as filed with the SEC for prior reporting periods. These accounting errors, which are more fully described in Note 1 to the financial statements included in this report, include (i) an error in valuation of the Series A-D Preferred Stock, (ii) an error in the valuation of Series F Preferred Stock, (iii) an error in recording stock-based compensation, and (iv) an error recording amortization of warrants.
.
 Upon review, the Company’s management has initially determined that the accounting errors derived from unintentional errors that went undetected by the Company.

Management has taken steps to address these issues by appointing a new Chief Financial Officer which the Company’s management, board of directors, and audit committee believes possesses the experience and knowledge required.

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

GEOS COMMUNICATIONS, INC.
(formerly known as i2 Telecom International, Inc.)

Date: May 3,, 2010	By:	/s/ Andrew L. Berman
Andrew L. Berman
Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2010	By:	/s/ Richard Roberson
Richard Roberson
Chief Financial Officer (Principal Financial and Accounting Officer)