Form 10-Q
period 2010-03-31
Geos Communications, Inc.
filed 2010-05-21
CIK 949371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission file number: 333-99455

GEOS COMMUNICATIONS, INC.
 (Exact Name of Registrant as Specified in its Charter)

Washington	91-1426372
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

430 North Carroll Avenue, Suite 120
Southlake, Texas	76092
(Address of Principal Executive Offices)	(Zip Code)

(817) 789-6000
 (Registrant’s Telephone Number, including Area Code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
☒   Yes       ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of large accelerated filer,” accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer   ☐     Accelerated filer    ☐     Non-accelerated filer    ☐     Smaller Reporting Company   ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

Number of Common Shares outstanding at May 10, 2010:	32,647,642

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NOTE: These consolidated financial statements reflect the Company’s Condensed Consolidated Balance Sheets at March 31, 2010 (unaudited) and December 31, 2009, the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009, and unaudited condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009.

GEOS COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	Unaudited
ASSETS
Current Assets:
Cash and Cash Equivalents	$599,657	$1,041,830
Accounts Receivable	39,358	-
Inventories	76,734	65,050
Prepaid Expenses and Other Current Assets	105,211	17,826
Total Current Assets	820,960	1,124,706
Property and Equipment, Net	1,891,323	1,385,526
Other Assets:
Goodwill	2,142,595	-
Other Intangible Assets, Net of Amortization	3,393,694	2,441,900
Deposits	83,489	83,489
Investment, at Cost	-	250,000
Note Receivable	-	60,000
Total Other Assets	5,619,778	2,835,389
Total Assets	$8,332,061	$5,345,621
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$838,664	$416,509
Accrued Expenses	1,258,209	1,058,177
Deferred Revenue	33,374	33,374
Convertible Bonds	50,000	50,000
Notes Payable	9,000	9,000
Borrowing under Line of Credit	1,300,000	-
Total Current Liabilities	3,489,247	1,567,060
Series A–D, Preferred Shares	8,391,824	7,880,627
Series G Preferred Shares	3,570,728	-
Total Liabilities	15,451,799	9,447,687

Series F Convertible Preferred Shares, 5,000,000 Shares Authorized, and 7,550 shares Issued and Outstanding	5,047,057	5,047,057

Commitments And Contingencies

Stockholders’ (Deficit):
Common Stock, No Par Value, 500,000,000 Shares Authorized and 32,647,842 shares Issued and Outstanding	46,937,744	46,705,124
Accumulated Deficit	(59,104,539)	(55,854,247)
Total Stockholders’ (Deficit)	(12,166,795)	(9,149,123)
Total Liabilities and Stockholders’ (Deficit)	$8,332,061	$5,345,621

The accompanying Notes are an integral part of these condensed consolidated financial statements.

GEOS COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net Revenue	$112,478	$132,142
Cost of Revenue	196,185	126,051
Gross Profit (Loss)	(83,707)	6,091

General and Administrative Expenses	2,447,522	2,261,454

Loss From Operations	(2,531,229)	(2,255,363)

Other Income (Expense):
Interest Income	419	-
Interest Expense	(605,942)	(114,294)
Total Other Income (Expense)	(605,523)	(114,294)

Net Loss	(3,136,752)	(2,369,657)

Dividends on Preferred Stock	(113,538)	-

Net Loss attributable to Common Shareholders	$(3,250,290)	$(2,369,657)

Weighted Average Common Shares Outstanding:
Basic and Diluted	32,647,842	27,357,354
Basic and Diluted Loss Per Common Share	$(0.10)	$(0.09)

The accompanying Notes are an integral part of these condensed consolidated financial statements.

GEOS COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Cash Flows From Operations:
Net Loss	$(3,136,752)	$(2,369,657)
Adjustments to Reconcile Net Loss to Net
Cash Provided by (Used In) Operating Activities:
Depreciation	92,120	188,208
Amortization	101,206	95,694
Warrants issued for services	16,325	726,553
Stock Compensation	216,295	74,720
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts Receivable	(24,840)	-
Inventories	(11,684)	(736)
Prepaid Expenses, net of prepaid loan fees	(29,657)	(49,067)
Accounts Payable	422,155	-
Accrued Expenses	532,022	227,033
Net Cash Used In Operating Activities:	(1,822,810)	(1,107,252)

Cash Flows From Investing Activities:
Property and Equipment Purchases	(42,971)	(6,622)
Acquisitions, net of cash acquired	123,608	-
Net Cash Provided by (Used In) Investing Activities	(80,637)	(6,622)

Cash Flows From Financing Activities:
Proceeds from notes	-	834,248
Issuance of common stock	-	245,927
Line of Credit proceeds	1,300,000	-
Net Cash Provided By Financing Activities	1,300,000	1,080,175

Increase (Decrease) in Cash and Cash Equivalents	(442,173)	(33,699)
Balance, Beginning of period	1,041,830	2,645
Balance, End of period	$599,657	$(31,054)

Non-Cash Investing and Financing Activities:
Acquisition of Shoot It! and D Mobile through the issuance of Series G preferred shares and warrants	$3,486,340	$-

The accompanying Notes are an integral part of these condensed consolidated financial statements.

GEOS COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1.   NATURE OF BUSINESS and MANAGEMENT’S PLANS

For convenience in this quarterly report, “Geos,” “we,” “us,” and “the Company” refer to Geos Communications, Inc. and our consolidated subsidiaries, taken as a whole.

Through our subsidiary Geos Communications, Inc., a Delaware corporation, (“Geos (DE)”), we are a developer and distributor of mobile applications and services.  We leverage our core competencies in Voice over Internet Protocol (VoIP) and technology development to introduce solutions to the global mobile community. Our services include MyGlobalTalk, a comprehensive solution for reducing long distance calling worldwide.

The Company, a Washington corporation, was incorporated as “Transit Information Systems, Inc.” on October 17, 1988.  In March 2004, the Company changed its name to “i2 Telecom International, Inc.”  In September 2009, the Company filed with the Secretary of State of the State of Washington an amendment to its Articles of Incorporation reflecting the change of the Company’s name from “i2 Telecom International, Inc.” to “Geos Communications, Inc.”

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

On February 19, 2010, we acquired Shoot It!, LLC, which expands our product portfolio applications and technologies for the global mobile communications market.  Since the date of acquisition, we have included the financial results for Shoot It! in our results of operations.  Revenues for the quarter related to Shoot It! are not significant.

On March 1, 2010, we acquired D Mobile, Inc., which provides us with a platform for mobile content distribution in China, the world’s largest mobile communications market, and expands our global presence. D Mobile, which operates under the brand name Duo Guo, is a retail channel for the discovery and download of licensed mobile media content in China. We have included the results of operations for D-Moblile since the date of acquisition in our results of operations.  Revenues related to D-Mobile were not significant for the quarter.

The accompanying financial statements have been prepared assuming that Geos Communications, Inc. and subsidiaries will continue as a going concern. Geos Communications, Inc. and subsidiaries has not generated positive cash flows from operations and has accumulated losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described below. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We effected a 1:10 reverse split of our common stock effective May 14, 2009, and all references to shares reflect the reverse stock split.

 LIQUIDITY AND MANAGEMENTS PLANS

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $3,136,752 during the three months ended March 31, 2010, the Company’s current liabilities exceeded its current assets by $2,668,287 and its total liabilities exceeded its total assets by $7,119,738 which includes the Preferred Shares subject to mandatory redemption of $11,962,552.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has sustained substantial operating losses since commencement of operations.  The Company has also incurred negative cash flows from operating activities and the majority of the Company’s assets are intangible assets, which were not considered impaired in the current year.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which is in turn dependent on the Company restructuring its financing arrangements, and/or obtaining additional financing,  and achieving a positive cash flows while maintaining adequate liquidity.

The Company has undertaken a number of specific steps to achieve positive cash flow in the future.  These actions include the two acquisitions consummated in the first quarter of 2010 and draw down note described in footnote 7 along with the economic cost associated with the integration, and debt restructuring and equity placements which occurred at the same time as the acquisitions in the first quarter of 2010. The Company has taken further action to reduce its ongoing operating costs, and has been in discussions with the secured and unsecured creditors regarding restructuring of commitments. Other actions include continued increases in revenues by introducing new products and revenue streams, reductions in the cost of revenues, continued expansion into new territories, reviewing additional financing options, and accretive acquisitions. Management believes that the actions undertaken as a whole provide the opportunity for the Company to continue as a going concern, although this will be highly dependent on the ability to restructure our financing arrangements.

The Company has identified several new business strategies that may enable the Company to reach its profitability goals.  First, the Company currently has a detailed plan under which it will bring in new capital for both its short term as well as its long term liquidity needs.  The Company is in negotiations with several companies to enable the Company to ultimately expand the market and revenues for its products and services.  Management believes that new products it has in development, the potential for newly identified business relationships coupled with new capital from sophisticated investors, should allow the Company to achieve its goal of positive cash flow within the next twelve months. There can be no assurances that such efforts will be successful. The Company may finance these new business opportunities through a combination of equity and/or debt. If the Company determines to finance these opportunities by issuing additional equity, then such equity may have rights and preferences superior to the outstanding Common Stock, and the issuance of such equity will dilute the ownership percentage of the Company’s existing shareholders. If the Company determines to finance these opportunities by incurring debt, then such debt may not be available to the Company on favorable terms, if at all.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of Geos Communications, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Basis of Consolidation

The consolidated financial statements include the accounts of Geos Communications (DE), Geos Communications IP Holdings, Inc.,  SuperCaller Community, Inc. (“SuperCaller”), Shoot It!, Inc., and D-Mobile, Inc. all of which are, directly or indirectly, wholly-owned subsidiaries of the Company.  All significant intercompany accounts and transactions have been eliminated in consolidation.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles). The FASB ASC became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. The new codification system organizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. This standard, which is now considered FASB ASC Topic No.105, became effective for financial statements issued for reporting periods that end after September 15, 2009.

Accordingly, previous references to GAAP accounting standards are no longer used by the Company in its disclosures including these notes to the consolidated financial statements.  The codification does not affect the Company’s consolidated balance sheet, cash flows or results of operations.

Interim Condensed Financial Statements

The condensed consolidated financial statements included herein have been prepared by Geos Communications, Inc. and are unaudited, except for the condensed consolidated balance sheet at December 31, 2009, which has been derived from audited consolidated financial statements at that date on the basis of accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of March 31, 2010, the results of operations for each of the three months ended March 31, 2010 and 2009, and the cash flows for the three months ended March 31, 2010 and 2009. In addition, operating results for the three months ended March 31, 2010 is not necessarily indicative of results that may be expected for the year ending December 31, 2010.

Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.

Accounting Estimates

Preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Revenue Recognition

Our revenues for 2010 have been derived primarily from our legacy Voicestick long distance services and to a lesser extent from MyGlobalTalk services which became market ready in the fourth quarter of 2009.  In addition, we acquired two new companies who provide revenues from additional mobile media applications. All revenues are due upon performance of services.

Revenue is recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition” (“SAB 104”), when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectability is probable, delivery of a product has occurred or services have been rendered and title and risk of loss has transferred. Revenues include shipping and handling costs billed to the customers.

Business Combinations

Pursuant to ASC 805, “Business Combinations” (“ASC 805”), the Company has used the acquisition method of accounting. The acquisition method of accounting is used for all business combinations where the acquiror is identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. We will recognize separately from goodwill, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree, generally at the acquisition date fair value as defined by Topic 820, Fair Value Measurements. Goodwill as of the acquisition date is measured as the excess of consideration transferred, which is also generally measured at fair value, and the net of the acquisition date amounts of the identifiable assets acquired and the liabilities assumed.

The acquisition method requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date and to refine those estimates, as necessary, during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for a business combination) in a manner that is prescribed in Topic 805.

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying amounts and fair values for Convertible debt plus Preferred Stock Series A-D, G and Series F are presented in Note 3, Note 7 and Note 8.

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. We have placed cash and cash equivalents with a single high credit-quality institution.  The Company’s risk of loss is limited due to advance billings to customers for long distance services and the ability to discontinue these primary services on delinquent accounts.  We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term securities purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories consisting of purchased components available for resale are stated at lower of cost or market.  Cost is determined on the first-in, first-out (FIFO) basis.

Deferred Financing Cost

Deferred financing costs include underwriting, legal, accounting and other direct costs incurred in connection with the issuance and amendments thereto, of the Company’s debt. These costs are amortized over the terms of the related debt using the straight-line method which approximates amortization using the effective interest method. Initial purchasers’ discounts are accreted over the terms of the related debt, utilizing the effective interest method. The amortization expense of deferred financing costs and accretion of initial purchasers’ discounts is included in interest expense as an overall cost of the related financings.

Property and Equipment and Related Depreciation

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

Intangible Assets

The Company has capitalized certain costs related to registering trademarks and patent pending technology. In addition, the Company has acquired the trade names of Shoot It! and Duo Guo, and noncompete agreements in the acquisition of the two companies. In accordance with FASB ASC topic 350, the Company amortizes its intangible assets with a finite life over periods ranging from 2 to 10 years on a straight-line basis. Additionally, the Company tests its intangible assets for impairment whenever circumstances indicate that their carrying value may not be recoverable.

Goodwill

In determining the valuation of goodwill, the Company is applying ASC 805, “Business Combinations”. Goodwill as of the acquisition date is measured as the excess of consideration transferred, which is also generally measured at fair value, and the net of the acquisition date amounts of the identifiable assets acquired and the liabilities assumed.

ASC 805 requires an entity:

●	to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.
●	to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.
●	to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.
●	to recognize contingent consideration at the date of acquisition based on the fair value at that date.

Impairment of Long-lived Assets

In accordance with the FASB ASC topic 360 on impairment or disposal of long-lived assets, the Company reviews its long-lived assets, including property and equipment, and finite-life intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  To determine recoverability of its long-lived assets, the Company compares the future undiscounted net cash flows, without interest charges to the carrying amount of the assets, and if it exceeds cash flow impairment is recorded to adjust the asset to its fair value (using discounted cash flows). The Company had no impairment of assets during the three months ended March 31, 2010.

Internal Use Software

Expenditures for internal use software, all of which have been obtained from third parties, have been capitalized and are being amortized over five years. The Company accounts for its internal use software in accordance with guidance in ASC Topic No. 350, (formerly Statement of Position 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Debt Extinguishment

On July 1, 2009, we offered to certain of our existing note holders the opportunity to exchange some or all of the principal, interest and loan fees under $6,328,212 of notes, which included all accrued interest and related fees, (the “Debt”) for different series of preferred stock of Geos Communications IP Holdings, Inc. This exchange was deemed to be debt extinguishment for the notes payable according to the ASC Topic No.405- Liabilities and 470-50 – Debt, Modifications and Extinguishments. As a result of this exchange a loss on debt extinguishment of $1,469,523 was recorded and is included in the Statement of Operations for the year ended December 31, 2009.

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

Income Taxes

The Company files a consolidated federal income tax return with its wholly-owned subsidiaries. The Company is a C-Corporation under the provisions of the Internal Revenue Code. We utilize the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using enacted tax rates expected to be in effect at when the temporary differences reverse in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

In accordance with ASC 740, the Company recognizes the effect of uncertain income tax positions only if those positions are more likely than not of being sustained. Recognized income tax provisions for these uncertain tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company considers both interest and penalties related to uncertain tax positions as part of the income tax provision.

Our deferred tax calculation requires management to make certain estimates about future operations. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date.

Net operating losses (“NOLs”) may be limited and the company is in process of determining if such a triggering event took place.  The Company is in the process of determining if a change in control, for purposes of Internal Revenue Code section 382, occurred during a testing period in 2009.  If it is determined there was a change in control, the net operating losses will be subject to an annual limitation on their utilization.  At this time, the annual limitation, if any, is not readily determinable.

Net Income (Loss) per Common Share

Basic earnings (loss) per common share represent income available to common shareholders divided by the weighted average number of shares outstanding during the period.  Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income available to common stockholders that would result from the assumed issuance. Options on shares of common stock warrants, and certain bonds convertible into common shares were not included in the computing of diluted loss per share because their effects were anti-dilutive.

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

Preferred Shares

The Company applies the guidance enumerated in ASC Topic No. 480 “Distinguishing Liabilities from Equity,” and “Classification and Measurement of Redeemable Securities,” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured initially at fair value and are accreted to the mandatory redemption value using the effective interest method.   Accretion and dividends are recorded as interest expense in the Statement of Operations.  As of March 31, 2010, the Company had recorded liabilities related to Series A-D Preferred Shares and Series G Preferred Shares subject to mandatory redemption features, which amounted to $8,391,824 and $3,570,728, respectively.

The Company classifies conditionally redeemable convertible preferred shares, which includes preferred shares subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity. As of March 31, 2010, the Company had recorded as temporary equity Series F Preferred Shares totaling $5,047,057.  Dividends on preferred shares included in temporary equity and equity are recorded as Dividends on Preferred Stock below Net Loss on the Statement of Operations.

The Company evaluates the conversion option of the convertible preferred shares under ASC Topic No. 470-20, “Debt with Conversion and Other Options,” (formerly EITF Issues 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments).  A convertible financial instrument includes a beneficial conversion feature if the effective conversion price is less than the company’s market price of common stock on the commitment date.

New Accounting Pronouncements

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance that changed the consolidation model for variable interest entities (VIEs). This guidance requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether a company (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard is effective at the beginning of 2010 and must be applied retrospectively. The adoption of this guidance did not have any impact on our financial statements.

NOTE 3.  ACQUISITION OF SHOOT IT! AND D MOBILE

Shoot It! Acquisition

On February 19, 2010, the Company entered into and closed an Agreement and Plan of Merger (the “Shoot It! Merger Agreement)” with Shoot It!, LLC., an Arizona limited liability company (“Shoot It!”), certain security holders of Shoot It! and Shoot It! Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Shoot It! Merger Sub”).  Subject to the terms and conditions of the Shoot It! Merger Agreement, Shoot It! was merged with and into Shoot It! Merger Sub (the “Shoot It! Merger”) with Shoot It! Merger Sub surviving as a wholly-owned subsidiary of the Company.

The Company acquired 100% of the common stock of Shoot it via the issuance of 2,167 shares of Geos’ newly issued Series G Preferred Stock.  Shoot It has developed a postcard messaging application that allows users to take a picture with their smart phone, create a personal message and send it as a hard copy postcard from anywhere in the world.  The purpose of the acquisition was to create additional synergies with the applications of Geos.  The condensed consolidated financial statements of the Company reflect the Shoot It acquisition being accounted for as an Acquisition in accordance with ACS 805 Business Combinations topic.  Transactions cost associated with the acquisition have been expensed and were not significant.  The acquired goodwill is treated as non-deductible for income tax purposes.  The results of operations of Shoot It! are included in the Company’s condensed consolidated statement of operations from the date of acquisition.  Goodwill consists of the excess of the fair value of any consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair value of net identifiable asset acquired, consisting of assets acquired less liabilities assumed.

The purchase price allocation is preliminary pending the completion of valuations of assets acquired and liabilities assumed and certain other liabilities including, but not limited to, deferred taxes.  As such, the allocation of the purchase price presented below is preliminary and subject to change, the allocation presented below reflects the estimated fair value of the individual assets acquired and liabilities assumed as of the date of acquisition.

Purchase Price:

March 31, 2010
Fair value of original acquisition in 2009 previously presented on a cost basis	$250,000
Fair value of preferred stock Series G transferred	1,358,322
Total consideration	$1,608,322

Purchase price allocation:

March 31, 2010
Property and equipment	$319,000
Trade Name intangible	345,000
Non-Compete agreement	22,000
Goodwill	922,322
Total purchase price allocation	$1,608,322

Including the results of Shoot It! as if the acquisition occurred on January 1, 2010, the proforma net loss, and net loss attributable to the common shareholders would have been $3,241,891and $3,355,429, respectively for the three months ended March 31, 2010. Shoot It! was incorporated on April 15, 2009, and as such the proforma net loss, and net loss attributable to the common shareholders is the same as previously reported for the three month periods ended March 31,2009. The pro forma information is for informational purposes only and is not intended to be indicative of the actual combined results that would have been reported had the transactions occurred on the dates indicated nor does the information represent a forecast of the combined financial results of the Company or Shoot it for any future period.  The actual operating results of Shoot It contained in the accompanying financial statements include net revenues of $ 6,610.

D Mobile Acquisition

On February 12, 2010, the Company entered into an Agreement and Plan of Merger (the “D Mobile Merger Agreement)” with D Mobile, Inc., a Delaware corporation (“D Mobile”), Jonathan Serbin (“Serbin”) and D Mobile Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“D Mobile Merger Sub”).  Subject to the terms and conditions of the D Mobile Merger Agreement, D Mobile was merged with and into D Mobile Merger Sub (the “D Mobile Merger”) with D Mobile Merger Sub surviving as a wholly-owned subsidiary of the Company. On March 1, 2010, the Company entered into a First Amendment to the D Mobile Merger Agreement (the “   First Amendment”). Pursuant to the First Amendment, the D Mobile Merger Agreement was amended to provide for each D Mobile security-holder to have the option for ten days following the closing of the Merger to elect (the “Cash Election”) to receive $49.68 in lieu of each share of Series G Preferred Stock and each Parent Warrant to purchase a share of Series G Preferred Stock that such security-holder would have received in the D Mobile Merger.

At Closing on March 1, 2010, the Company acquired 100% of the common stock of D-Mobile via the issuance of 3,110.84 shares of Geos’ newly issued Series G Preferred Stock, application of Note Receivable of $ 120,000 and cash of $ 75,000.   D Mobile currently operates a retail channel for the discovery and download of licensed mobile content under the brand name Duo Guo in China.  The purpose of the acquisition was to obtain a retail platform for the distribution of mobile content.  The condensed consolidated financial statements of the Company reflect the D-Mobile acquisition being accounted for as an Acquisition in accordance with ACS 805 in the Broad Transactions-Business Combinations topic (formerly SFAS 141r).  Transactions cost associated with the acquisition have been expensed and were not significant.  The acquired goodwill is treated as non-deductible for income tax purposes.  The results of operations of D-Mobile are included in the Company’s condensed consolidated statement of operations from the date of acquisition.  Goodwill consists of the excess of the fair value of any consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair value of net identifiable asset acquired, consisting of assets acquired less liabilities assumed.

The purchase price allocation is preliminary pending the completion of valuations of assets acquired and liabilities assumed and certain other liabilities including, but not limited to, deferred taxes.  As such, the allocation of the purchase price presented below is preliminary and subject to change,  the allocation presented below reflects the estimated fair value of the individual assets acquired and liabilities assumed as of the date of acquisition.

Purchase Price:

March 31, 2010
Fair value of cash paid to one Shareholder	$75,000
Fair value of loan from Geos to D-Mobile	60,000
Fair value of 2009 loan from Geos to D-Mobile	60,000
Fair value of preferred stock Series G transferred	1,964,900
Fair value of preferred stock Series G warrants issued	163,118
Total consideration	$2,323,018

Purchase price allocation:

March 31, 2010
Cash and cash equivalents	$256,106
Account Receivable	11,848
Prepaid and other assets	58,349
Property and equipment	245,207
Trade Name intangible	626,000
Non-Compete agreement	60,000
Trade payables	(154,762)
Goodwill	1,220,270
Total purchase price allocation	$2,323,018

Including the results of D-Mobile as if the acquisition occurred on January 1, 2010, the proforma net loss, and net loss attributable to the common shareholders would have been $3,262,158 and $3,375,696, respectively for the three month periods ended March 31, 2010, and $2,591,027 and $2,591,027, respectively for the three month period ended 2009. The proforma information is for informational purposes only and is not intended to be indicative of the actual combined results that would have been reported had the transactions occurred on the dates indicated nor does the information represent a forecast of the combined financial results of the Company or D-Mobile for any future period.  The actual operating results of D-Mobile contained in the accompanying financial statements include net revenues of $ 4,934 and net loss of $ 66,900 since the date of acquisition.

The acquisitions combined as of acquisition dates are as follows:

Combined Purchase Price:

March 31, 2010
Fair value of original acquisition in 2009 previously presented on a cost basis	$250,000
Fair value of cash paid to one Shareholder	75,000
Fair value of loan from Geos to D-Mobile	120,000
Fair value of preferred stock Series G transferred	3,323,222
Fair value of preferred stock Series G warrants issued	163,118
Total consideration	$3,931,340

Combined Purchase Price Allocation:

March 31, 2010
Cash and cash equivalents	$256,106
Account Receivable	11,848
Prepaid and other assets	58,349
Property and equipment	564,207
Trade Name intangible	971,000
Non-Compete agreement	82,000
Trade payables	(154,762)
Goodwill	2,142,592
Total purchase price allocation	$3,931,340

Including the combined results of Shoot It! and D-Mobile as if the acquisition occurred on January 1, 2010, the proforma net loss, and net loss attributable to the common shareholders would have been $3,367,297 and $3,480,835, respectively for the three month periods ended March 31, 2010, and $2,591,027 and $2,591,027, respectively for the three month period ended 2009. The proforma information is for informational purposes only and is not intended to be indicative of the actual combined results that would have been reported had the transactions occurred on the dates indicated nor does the information represent a forecast of the combined financial results of the Company or D-Mobile for any future period.  The actual combined operating results of Shoot It! and D-Mobile contained in the accompanying financial statements include net revenues of $11,544 and net loss of $ 66,900 since the date of acquisition.

SERIES G PREFERRED SHARES MANDITORILY REEDEMABLE

The Company authorized 20,000 shares of Series G Preferred Stock on February 12, 2010. Subsequently, approximately 5,278 shares were issued in connection with the above acquisitions. The shares accrue dividends at 6%, all of which are due and payable on the third anniversary from issuance. The dividends can be paid at the option of the Company in either cash or common stock equivalents. Upon certain milestones related to share pricing, the Series G preferred shares automatically convert to common shares of the Company at $ .50 per share.  The stated value of $1,000 per share, or a total of $5,278,000, is mandatorily redeemable at the end of three years from the date of issuance. In addition, for the D Mobile acquisition approximately 258 warrants were issued which are convertible for three years after issuance date into Series G Preferred Shares at $.50 per share.

The number of shares of Common Stock issuable upon automatic conversion is determined by dividing the stated value, or $1,000, by a conversion price of $ 0.50.  Series G Preferred Shares will automatically convert if the following milestones are met: (A) 180 days have passed from the applicable Issuance Date; (B) the Common Stock underlying the applicable Series G Preferred Share is available for sale under Rule 144 of the Securities Act of 1933, as amended; (C) the Closing Bid Price of the Common Stock is greater than $1.00, as adjusted for stock splits, stock dividends, recapitalizations, combinations, reverse stock splits or other similar events) for a Twenty Day Period, as determined in accordance with the Weighted Average Price; and (D) the total volume of shares of Common Stock traded shall be in excess of 500,000 shares, as adjusted for stock splits, stock dividends, recapitalizations, combinations, reverse stock splits or other similar events) for a Twenty Day Period; provided however, if condition (D) is not met, then the amount of Series G Preferred Shares otherwise convertible shall be pro-rated to the percentage of 500,000 shares traded during the Twenty Day Period immediately prior to the Automatic Conversion Date.

The Company may not authorize or issue any additional class or series of equity securities of the Company ranking senior to, or pari passu with, the Series G Preferred Shares with respect to  dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company. The holders of Series G Preferred Shares are entitled to the same voting rights as common shareholders

The Company applies the guidance enumerated in ASC Topic No. 480 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and “Classification and Measurement of Redeemable Securities,” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured initially at fair value with accretion of interest expense and dividends related to the shares added to the mandatory redemption value using the effective interest method.  The fair value at date of the acquisitions was $3,323,222.  We have accredited interest of $54,289, and dividends of $30,099, and have included the fair value of the warrants of $163,118, resulting in a balance of $3,570,728 as of March 31, 2010.

NOTE 4.  PROPERTY AND EQUIPMENT

Estimated lives range from five to ten years. Depreciation charged to operations was $92,120 and $188,208 for the three months ended March 31, 2010 and 2009, respectively.

The major components of property and equipment at March 31, 2010 are as follows:

	March 31, 2010	December 31, 2009
Network Equipment	$1,136,624	$1,133,245
Office Equipment	372,812	368,148
Software	1,078,165	1,077,322
Software Development	886,119	861,119
Lab Equipment	39,577	39,577
Furniture and Fixtures	46,884	46,884
Purchased Technology	564,031	-
	4,124,212	3,526,295
Less: Accumulated Depreciation and Amortization	2,232,889	2,140,769
Net Property and Equipment	$1,891,323	$1,385,526

NOTE 5.  INTANGIBLE ASSETS

Intangible assets at March 31, 2010 consisted of the following, at cost:

	March 31, 2010	December 31, 2009
Patent Pending Technology	$3,190,917	$3,190,917
Trademarks	274,017	274,017
Non-Compete	82,000	-
Trade Name Shoot It!	971,000	-
	4,517,934	3,464,934
Accumulated Amortization	1,123,240	1,023,034
Intangible Assets, net	$3,394,694	$2,441,900

The Company has six patents which have been granted, and thirteen patent applications pending.  The life of the technology and trademarks is estimated to be ten years and is being amortized, beginning January 1, 2007 over a ten year period. The life of the Non compete and Trade Name are two and ten, respectively. As of March 31, 2010, the Company has determined there is no impairment of the intangible assets.

Amortization expense totaled $101,206 and $95,694 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 6.   CONVERTIBLE BONDS

On December 9, 2006, the Company sold $2,000,000 of 6% secured convertible debentures pursuant to a Securities Purchase Agreement dated thereof. The Company received $1,625,000 in December 2006 and remaining $375,000 in January 2007. The Debentures matured on May 9, 2007. The Debentures were convertible from time to time into 28,571,429 pre-split shares of Common Stock of the Company at the price of $.07 per share and 28,571,429 pre-split warrants exercisable for three years at the price of $.07 per share, of which were only partially converted in 2007, with the remaining warrants forfeited as of December 31, 2009.

On February 28, 2007, the Company sold $2,000,000 of 6% Senior Subordinated Secured Convertible Notes convertible into 1,666,666  post- split shares of the Company's common stock priced at $.24 each, and 833,000 post-split Warrants, priced at $.24 each. For every two shares of Common Stock to be issued, the investor(s) received one warrant which is exercisable into the Company's common stock at $.24. These warrants mature three years from issuance and will expire in February 2010, all of which 566,673  are outstanding as of December 31, 2009. The Notes will automatically convert into the Company's common stock if any of the following events occur: (i) the Shares become registered and freely trading, or (ii) the financial closing by the Company of $10,000,000 or more. The Notes are secured by all assets of the Company and its subsidiaries. All future debt securities issued by the Company will be subordinate in right of payment to the Notes; provided, however, that the Company may raise up to $1.0 million of senior indebtedness that ranks pari passu with the Notes in the future. During the year ended December 31, 2007, the Company converted Convertible debt in the amount of $3,392,274, net of bond discount of $557,419, in principal and accrued interest, to common stock. Total shares issued in exchange for the debt were 40,851,517.

Due to the late registration of shares received in conversion of the Convertible Debt, penalty shares were awarded and issued to convertible note holders. The total number of penalty shares issued was 6,320,476.

Convertible bonds remaining at March 31, 2010 consisted of the following:

March 31, 2010
December 2006 6% Convertible Bonds	$50,000
February 2007 6% Convertible Bonds	-0-
$50,000

NOTE 7.   CONVERTIBLE BONDS, NOTES PAYABLE, BORROWINGS UNDER LINE OF CREDIT, and SERIES A-D, PREFERRED SHARES (Series G Preferred Shares discussed in Footnote Number 3 above)

On July 31, 2009, we offered to certain of our existing note holders and convertible bond holders, the opportunity to exchange some or all of the principal, interest and loan fees of all notes, including notes payable to related parties, which included all accrued interest and related fees, (the “Debt”) for different series of preferred stock of GEOS.  The issuance price of the preferred stock of IP Holdings was $1.00 for every $1.00 of each note being exchanged.  The Company exchanged an aggregate of $5,598,385 of the debts into IP Holdings Series A–D Preferred Stock, with a majority of the remaining notes being repaid in cash. The outstanding balances of convertible bonds and notes payable are $50,000 and $9,000, respectively, for both periods ended March 31, 2010 and December 31, 2009.

With assistance from an independent third party, the Company determined the initial fair value of the Series A-D Preferred shares to be $7,028,630.Subsequently, $344,424 and $574,041 has been accreted for interest as of March 31, 2010 and December 31, 2009 respectively.  The final mandatory redemption amount is $9,784,027 which encompasses additional charges for each time period passing as follows:

July 31, 2010	$459,233
July 31, 2011	$1,377,699

In addition, dividends of $166,773 and $277,955 have been added to the liability resulting in a balance of $8,391,824 and $7,880,627 as of March 31, 2010 and December 31, 2009, respectively.

The Series A-D Preferred Stock provides for an accruing dividend of 12% per annum, and a special dividend for up to two years in the event that the Preferred Stock has not been redeemed.

The Company applies the guidance enumerated in ASC Topic No. 480 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and “Classification and Measurement of Redeemable Securities,” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured initially at fair value with accretion of interest expense and dividends related to the shares added to the mandatory redemption value using the effective interest method.  Redemption value approximates fair value at December 31, 2009 due to the short period of time from issuance to the reporting date.

This exchange was also deemed to be debt extinguishment for the notes payable according to the ASC Topic No.405- Liabilities and 470-50 – Debt, Modifications and Extinguishments As a result of this exchange a loss on debt extinguishment of $1,469,523 was recorded and is included in the Consolidated Statement of Operations for the year ended of December 31, 2009.

On February 23, 2010, the Company issued a Drawdown Promissory Note (“Borrowing under Line of Credit”) in an amount up to a maximum of $2,000,000 (the “Drawdown Note”). The Drawdown loan accrues interest at a rate of 12% per annum and the principal and interest thereon is due and payable on the earlier of (i) the closing on at least $5,000,000 of subscriptions for newly created shares of Series H Preferred Stock of the Company; or (ii) August 23, 2010 (the “Maturity Date”).  The note holder may convert all or any portion of the principal balance of and/or accrued but unpaid interest on the Drawdown Note into the securities we anticipate offering in a private placement of equity in the form of Series H Preferred Stock and warrants (the “Offering”), at a conversion price equal to the purchase price paid for the Series H Preferred Stock and warrants in the Offering. The Drawdown Note requires the issuance of a warrant to purchase 10,000 shares of Common Stock for each $100,000 drawdown there under at a purchase price of $0.20 per share.  The term of each warrant is three years from date of issuance. At March 31, 2010, $1.3 million was outstanding, and as of April 23, 2010, all amounts available under the Drawdown Note had been accessed by the Company.

NOTE 8.  SERIES F CONVERTIBLE PREFERRED STOCK

In 2009, the Company issued Series F Convertible Preferred Stock, no par value (the “Series F Preferred Shares”). Each share of the Series F Preferred Shares is convertible at the option of the holder into shares of our Common Stock, no par value. The number of shares of Common Stock issuable upon conversion is determined by dividing the stated value, or $1,000, by a conversion price of $0.50, subject to adjustment as provided in the Certificate of Designations.  In addition, each share of Series F Preferred Shares will automatically convert (i) if certain milestones provided in the Certificate of Designations are met, (ii) if such share is outstanding on the third anniversary of the date that Series F Preferred Shares are first issued or (iii) if the holders of more than fifty percent of the outstanding Series F Preferred Shares so consent. Without the express written consent of holders of at least fifty percent of the then-outstanding Series F Preferred Shares (as well as any holders of more than twenty percent of the then-outstanding Series F Preferred Shares) the Company may not authorize or issue any additional class or series of equity securities of the Company ranking senior to, or pari passu with, the Series F Preferred Shares with respect to  dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company. The holders of Series F Preferred Shares are entitled to elect one director to the Board of Directors, but the Series F Preferred Shares otherwise carry no voting rights other than those required by law.

The Series F holders may convert, at their discretion (subject to a conversion restriction prohibiting any conversion that would result in a Series F holder’s beneficially owning more than 4.9% of the then-issued and outstanding Common Stock), all or any of the shares into Common Shares at a conversion price of $0.50, resulting in 15,100,000 shares of Common Stock.  There have been no conversions as of March 31, 2010.

The Company has the option to redeem all or a portion of the outstanding Series F Preferred Shares at $2,000 per share, for a total redemption price of $15,100,000. Holders of Series F Preferred Shares also have the option to require the Company to redeem their Series F Preferred Shares if the Company fails to pay required dividends to such holders or breaches any material representation, warranty or covenant contained in the Certificate of Designations or in any subscription agreement pursuant to which any Series F Preferred Shares are issued, and such failure is not cured.

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

In connection with the multiple issuances of 7,550 shares of Preferred Series F shares, 7,550,000 warrants were issued.  The proceeds of $7,410,000, net of cost of $140,000, were allocated based on the relative fair values of the underlying shares and warrants.  The value allocated to the shares was $5,047,057 as of March 31, 2010 and December 31, 2009, and is shown as temporary equity on the Consolidated Balance Sheets and is outside of stockholders’ equity because such shares are contingently redeemable because payment of required dividend is not within the control of the Company. The beneficial conversion feature totaled $2,870,825, and was included in Common Stock, No Par, as of December 31, 2009, and was recognized as a return on the Preferred Series F in the period of issuance because the Preferred Stock was immediately convertible.

The value allocated to the warrants issued to investors, and warrants issued to pay transaction costs was $2,502,943, and was included in Common Stock, no par, as of December 31, 2009.  The warrants are exercisable at any time at $.63, for a period of three years. As of March 31, 2010 there was no exercise of warrants.

During the three months ended March 31, 2010, and for the year ended December 31, 2009, the Company  accrued dividends of 6% totaling of $113,538 and $176,844, respectively which is due in six months and are included in accrued expenses on the Consolidated Balance Sheets.

NOTE 9.  COMMON STOCK AND STOCK OPTIONS AND WARRANTS

On May 14, 2009, the Company and Board of Directors approved a ten for one reverse stock split.  As such, all 2008 Common Stock share prices and amounts have been adjusted accordingly.

During 2004, the Company’s board of directors approved a stock option plan for its officers, directors and certain key employees.  Generally, the options vest over a period of three years. Compensation expense is based upon straight-line amortization of the grant-date fair value over the implicit vesting period of the underlying stock option. In accordance with ASC Topic No. 718 and No. 505, the fair value of each stock option grant was estimated on the date of the grant, using the Black-Scholes option-pricing model.

The Company did not grant additional stock options during the three months ended March 31, 2010.

The Company issued 90,000 stock warrants during the three months ended March 31, 2010, to certain investors, which vest upon issuance, and are accordingly expensed, with expiration dates of three years. The warrant fair value was determined by using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rate of  .86%, (2) expected warrant life of 1.8 years, (3) expected volatility of 212%, and (4) zero expected dividends.

Information regarding stock options and warrants outstanding as of March 31, 2010 are summarized below:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2009	23,339,944	$0.74
Options Granted	-	-
Warrants Granted	90,000	.30
Canceled	(1,809,482)	(1.06)
Exercised	-	-
Outstanding at March 31, 2010	21,620,462	$.73

Exercisable at March 31, 2010	16,693,670	$.77

The exercise price for options outstanding and exercisable at March 31, 2010 was as follows:

	Shares	Weighted	Weighted	Shares	Weighted
	Underlying	Average	Average	Underlying	Average
Range of	Options	Remaining	Exercise	Options	Exercise
Exercise Prices	Outstanding	Contractual Life (Years)	Price	Exercisable	Price
$ .01-$2.00	6,566,438	2.84	$0.67	1,639,647	$0.90

The exercise price for warrants outstanding at March 31, 2010 was as follows:

	Shares	Weighted	Weighted	Shares	Weighted
	Underlying	Average	Average	Underlying	Average
Range of	Warrants	Remaining	Exercise	Warrants	Exercise
Exercise Prices	Outstanding	Contractual Life (Years)	Price	Exercisable	Price
$ .01-$1.00	15,054,023	2.23	$0.76	15,054,023	$0.76

During the three months ended March 31, 2010 and 2009 total compensation costs recognized in income from stock options was $216,294 and $74,720, respectively, and is included in general and administrative expenses on the Consolidated Statement of Operations. As of March 31, 2010, there was unrecognized compensation expense related to non-vested stock option agreements of $4,926,791. The intrinsic value of options exercised during three months ended March 31, 2010 is $0.

During the three months ended March 31, 2010 and 2009 total compensation costs recognized in income from warrants issued was $16,324 and $726,553, respectively, and is included in general and administrative expenses on the Consolidated Statement of Operations. As of March 31, 2010, there was not unrecognized compensation expense related to non-vested warrants.

NOTE 10.  INCOME TAXES

For the three months ended March 31, 2010 the Company had net losses of $3,136,752. No benefit or provision for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2010, the Company has accumulated net operating losses totaling approximately $59 million. The net operating loss carry forwards will begin to expire in 2019 if not utilized. The Company has recorded net operating loss carry forwards in each year since its inception and through March 31, 2010. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets of approximately $21 million.

NOTE 11.  COMMITTMENTS AND CONTINGENCIES

The Company leases its office facilities in Southlake, Texas and Shanghai, China under an operating lease expiring in 2011 and 2012.  The Company also leases space in Atlanta, Georgia for its network operations on a month to month basis.

Total rent expensed was $25,057 and $8,872 during the three months ended March 31, 2010 and 2009, respectively.

Future minimum lease obligations under all operating leases for each year ended December 31, are as follows:

Remainder of 2010	$179,176
2011	$189,614
2012	$58,947
2013	$-0-
2014 and thereafter	$-0-

On March 31, 2010, the Company entered into a purchase commitment for 15,000 software licenses for a total commitment of $700,000, payable in 24 monthly installments of approximately $30,000, beginning April 30, 2010.

NOTE 12. SEGMENT INFORMATION

During the quarter ended March 31, 2010, the Company completed two acquisitions and is currently evaluating the effect of these acquisitions on our segment identification and reporting. The Company may identify segments based on product and service offering and geographic regions.  Segments may include: MyGlobalTalk, Shoot It!, and Duo Guo.  Information on segments and the reconciliation to earnings before income taxes have not been included as revenues for the quarter related to Shoot It! and Duo Guo were not significant.  See Note 3 for more information on these acquisitions including the preliminary purchase price allocation, revenues, and net loss.

NOTE 13.   SUBSEQUENT EVENTS

Effective April 29, 2010, Geos Communications, Inc., a Washington corporation (the “ Company ”) filed a Certificate of Designations of Rights and Preferences of Series H Convertible Preferred Stock (the “ Certificate of Designations ”) with the Secretary of State of the State of Washington, designating 20,000 shares of Preferred Stock Series H, no par value (the “ Series H Preferred Shares ”). The Series H Preferred Shares rank pari passu with shares of the Company’s Series F Convertible Preferred Stock and Series G Convertible Preferred Stock, but otherwise rank senior to shares of all other series of Common Stock and Preferred Stock of the Company with respect to dividends, distributions, and payments upon liquidation, dissolution, and winding up of the Company.

Each of the Series H Preferred Shares is convertible at the option of the holder into shares of our Common Stock, no par value (“Common Stock ”). The number of shares of Common Stock issuable upon conversion is determined by dividing the stated value, or $1,000, by a conversion price of $0.20, subject to adjustment as provided in the Certificate of Designations. Holders of Series H Preferred Shares are entitled to vote on an as-converted basis with the holders of the Common Stock, except as otherwise required by law or as specifically provided in the Certificate of Designations. As further described in the Certificate of Designations, the holders of Series H Preferred Shares are entitled to elect one director to the Board of Directors.

The Company has the option to redeem all or a portion of the outstanding Series H Preferred Shares at $2,000 per share. Holders of Series H Preferred Shares also have the option to require the Company to redeem their Series H Preferred Shares if the Company fails to pay required dividends to such holders or breaches any material representation, warranty or covenant contained in the Certificate of Designations or in any subscription agreement pursuant to which any Series H Preferred Shares are issued, and such failure or breach is not cured.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in our consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements or appear in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) on May 7, 2010 (the “Form 10-K”), including the factors disclosed under “Item 1A. Risk Factors.”

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated herein. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report.

Overview

We repositioned our company in the fourth quarter of 2009 to support our strategic plan of becoming a distributor of mobile applications solutions and services for the global mobile community. These solutions, which we will license or own ourselves, will include our MyGlobalTalk service. MyGlobalTalk leverages our core competencies in VOIP and technology development. Our revenues for 2009 and for the first quarter of 2010 have been derived primarily from our legacy Voicestick solutions and to a lesser extent from MyGlobalTalk which became market ready in the fourth quarter of 2009.  We expect revenues from MyGlobalTalk to become more significant in 2010 as our marketing and sales activities begin to yield results.  We currently offer calling plans for residential and commercial use, varying in price from “pay as you go” to specific plans with base charges up to $24.99 per month for combination unlimited and most favorable per minute charges. The price of the plans varies depending on the service provided (international long distance service to most countries, long distance service throughout the United States and Canada and 400 minutes in long distance service throughout the United States and Canada).

As previously discussed in Note 3 to the consolidated financial statements, on February 19, 2010, we acquired Shoot It!, LLC, which expands our product portfolio applications and technologies for the global mobile communications market.  Since the date of acquisition, we have included the financial results for Shoot It! in our results of operations.  Revenues for the quarter related to Shoot It! are not significant.

As previously discussed in Note 3 to the consolidated financial statements, on March 1, 2010, we acquired D Mobile, Inc., which provides us with a unique, market-leading platform for mobile content distribution in China, the world’s largest mobile communications market, and expands our global presence. D Mobile, which operates under the brand name Duo Guo, is the primary, and we believe, only legitimate retail channel for the discovery and download of licensed mobile media content in China. D Mobile gives us a pervasive mobile applications and content distribution platform to support our strategic plan. We have included the results of operations for D Mobile since the date of acquisition in our results of operations.  Revenues related to D Mobile were not significant for the quarter.

Our products allow our customers to improve the experience and usefulness of their mobile phones.  Our corporate headquarters is based in Southlake, Texas.  In addition, we have locations in Shanghai, China and we maintain switching equipment in Atlanta, Georgia.

Our products and services offer the end user the following benefits:

MyGlobalTalk

•	A secure network, designed for interoperability and scalability in an SAS-compliant environment;
•	Exceptional call quality using industry standard, SIP-based network architecture, producing minimal lag time, and coverage that works anywhere cellular service is available;
•	Low cost/high quality internet telephony-based international telephone calls from a smartphone, cell phone, landline/desk phone or PC/notebook;
•	No international plan needed - no hidden fees - no contracts - no connection fees - no expiration dates;
•	Consumer pre-pay (for individual users), designed for those who need flexibility or a pay-as-you-go solution; and,
•	A simple, intuitive mobile application for BlackBerry®, iPhone™, Android™, Symbian™ and Windows® Mobile operating systems.

Shoot It!

•	Allows users to take a picture with the smartphone, create a personal message, and mail as a postcard to recipient;
•	Delivery to any mailbox in North America, Western Europe, and Asia;
•	Blends familiar postcard capability with new technology; and
•	Gives a tangible alternative to SMS or MMS messaging.

Duo Guo

•	Allows users to discover and download mobile applications and content through our retail kiosks;
•	Gives the user a simple and organized way to locate and purchase applications and content;

•	Allows for expanded services for vendors in ticketing, couponing and advertising; and
•	We believe, currently, the only legitimate source for licensed, non-pirated content from many producers.

Our management is focused upon executing our strategic plan of becoming a mobile application, technology development and distribution company with global reach. We are accomplishing this by relying on products that we have developed, which are covered by our patent portfolio, and with products for which we have negotiated distribution rights with strategic partners. The right strategic partners and distribution networks are keys to our success as we look to expand our reach and grow our business. We plan to continue to build on our product portfolio by executing on an aggressive acquisition and partnering strategy.  We will continue to introduce exciting and relevant device and geographic agnostic products coupled with pervasive and strategic distribution solutions which will position us to emerge as a leader in the global mobile solutions and distribution market.

There can be no assurances that such efforts will be successful. We may finance these new business opportunities through a combination of equity and/or debt. If we determine to finance these opportunities by issuing additional equity, then such equity may have rights and preferences superior to the outstanding Common Stock, and the issuance of such equity will dilute the ownership percentage of our existing shareholders. If we determine to finance these opportunities by incurring debt, then such debt may not be available to us on favorable terms, if at all.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and do not include all disclosures required under GAAP for complete financial statements. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. For a summary of significant accounting policies and the means by which we develop estimates thereon, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Annual Report on Form 10-K.  During the quarter ended March 31, 2010 the following were also identified as critical:

Business Combinations

Pursuant to ASC 805, “Business Combinations” (“ASC 805”), the Company has used the acquisition method of accounting. The acquisition method of accounting is used for all business combinations where the acquiror is identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. We will recognize separately from goodwill, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree, generally at the acquisition date fair value as defined by Topic 820, Fair Value Measurements. Goodwill as of the acquisition date is measured as the excess of consideration transferred, which is also generally measured at fair value, and the net of the acquisition date amounts of the identifiable assets acquired and the liabilities assumed.

The acquisition method requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date and to refine those estimates, as necessary, during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for a business combination) in a manner that is prescribed in Topic 805.

Information regarding other significant accounting policies is included in the notes to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2009 and to the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Comparison of the three months ended March 31, 2010 with the three months ended March 31, 2009:

	For the Three Months Ended
	March 31,
	2010	2009	Variance	Percentage
Revenue	$112,478	$132,142	(19,664)	(15%)
Cost of Revenue	196,185	126,051	70,134	56%
Gross Profit (Loss)	(83,707)	6,091	(89,798)	1475%
Operating Expenses:
General and Administrative Expenses	2,447,522	2,261,454	186,068	8%
Other Income (Expense) Net	(605,523)	(114,294)	(491,229)	430%
Net Profit (Loss)	$(3,136,752)	$(2,369,657)	767,095	33%

Revenues decreased to $112,478 for the three months ended March 31, 2010 from $132,142 for the three months ended March 31, 2009. The decrease in revenues was due primarily to the continued decline in our Voice stick product revenues which was offset by our sales of MyGlobalTalk bundled services, and to a lesser extent by the inclusion of revenue from the Shoot It! product since the date of acquisition as well as consolidation of revenue from D-Mobile since the date of acquisition.

Cost of revenues increased to $196,185 for the three months ended March 31, 2010 from $126,051 for the three months ended March 31, 2009. The increase in cost of revenues was primarily attributable to higher cost related to  MyGlobalTalk bundled offering and to a lesser extent to increased cost of network infrastructure and operating costs.

Total selling, general and administrative expenses increased to $ 2,447,522 for three months ended March 31, 2010 from $2,261,454  for the three months ended March 31, 2009. This increase was due primarily to increases in personnel cost, and to a lesser extent increases in professional fees, travel and marketing which were offset by decreases in stock compensation expense.

Other income/expenses were $605,523 in expenses in 2010 versus $114,294 in expenses in 2009. The increase in expenses is primarily related to the  interest and dividend accretions related to the Preferred Shares Series A-D and Series G Preferred Shares as well as interest expense on our Drawdown Note.

Liquidity

Cash used in operations was $1,822,810 for the three month period ended March 31, 2010 compared to cash used in operations of $1,107,252 for the comparable period ended March 31, 2009. The increase in use of cash is primarily related to the increase in expenses as discussed above.

The Company obtained borrowing under a line of credit with advances of up to $2,000,000.  As of March 31, 2010, the advances totaled $1,300,000. In addition the Company acquired two entities of which D Mobile acquisition provided cash at acquisition of $256,108.

The Company has suffered ongoing losses from operations since its inception. These losses, as well as the uncertain conditions that the Company faces relative to its ongoing debt and equity fund-raising efforts, raise substantial doubt about the company’s ability to continue as a going concern. Please refer to Note 1 Liquidity and Management Plans for further discussion regarding management’s plans for funding the company’s operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4 - Disclosure Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this report an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on that evaluation the CEO and CFO have concluded that the Company's disclosure controls and procedures are not adequately designed and were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Interim CEO and Interim CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Our management has identified a deficiency that constitutes a material weakness in our technical accounting expertise necessary for an effective system of internal control and timely financial reporting.  In an effort to mitigate these material weaknesses, our management has hired additional staff with accounting technical expertise. At any time, if it appears that any control can be implemented to continue to mitigate such control deficiencies in a cost effective manner, we will attempt to implement the control.

Changes In Internal Control Over Financial Reporting

We have implemented additional controls and procedures designed to ensure that the disclosure provided by us meets the then current requirements of the applicable filing made under the Exchange Act. To address our lack of sufficient accounting technical expertise, we retained additional accounting technical expertise in April 2010. Other than this there have been no changes in our internal control over financial reporting during the first quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings

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

On December 22, 2003, former stockholders of SuperCaller Community, Inc., a Delaware corporation acquired by the Company in September 2002 (“SuperCaller”), filed a lawsuit against the Company in the United States District Court for the Northern District of California, San Francisco Division. The plaintiffs alleged that i2Telecom (DE) (now known as Geos (DE) and certain of its affiliates and representatives deceived the plaintiffs into selling SuperCaller to the Company, among other things.  On March 27, 2006,  all federal claims against the Company and related parties in the United States District Court in San Francisco were “dismissed with prejudice” by Judge Vaughn Walker.  In addition, the court declined to exercise supplemental jurisdiction over the remaining state law claims which were all “dismissed” as well.  Therefore, no loss or liability has been recorded in the Company’s consolidated financial statements.  In March 2008, the federal claims against the Company and related parties in the United States District Appellate Court in San Francisco were “dismissed with prejudice”.

In April 2008, the same attorney representing the plaintiffs in the above matter filed an action against the Company in the Superior Court of California, County of Santa Clara (the “Superior Court”).  The plaintiffs alleged, among other things, that i2Telecom (DE) (now known as Geos (DE)) and certain of its affiliates and representatives deceived the plaintiffs into selling SuperCaller to the Company.  Beginning on January 11, 2010, the case was heard by a jury in the Superior Court.  On February 23, 2010, the court ruled that the Company was entitled to judgment after receiving a jury verdict in favor of the defendants on all claims in the litigation.  On March 5, 2010, the plaintiffs filed a motion for judgment notwithstanding the verdict or in the alternative, judgment for constructive trust, or in further alternative, motion for a new trial. Those motions were denied by the Court.  The Plaintiffs have filed a notice of appeal.  The Company intends to continue to vigorously defend the matter.

On May 11, 2009, we commenced litigation against defendants MagicJack, L.P., SJ Labs, Inc., YMAX Corporation and Daniel Borislow (the “Federal Court Litigation”).  On June 9, 2009, the defendant’s claims were dismissed without prejudice.  Prior to the dismissal of the Federal Court Litigation, and in response to the Federal Court Litigation, SJ Labs, Inc. filed an action for declaratory judgment, damages and ancillary relief against the Company in the Court of Common Pleas, Cuyahoga County, Ohio.  We responded to the declaratory judgment action of SJ Labs by asserting the defenses of (1) the action fails to state a claim; (2) the claims are barred because a declaratory action would mot terminate the controversy between the parties; (3) unclean hands; (4) breach of agreements; (5) conversion of confidential information; (6) contributory negligence; (7) failure to mitigate damages; (8) accord and satisfaction; (9) release; and (10) failure of condition precedent.  Additionally, we responded to the declaratory judgment action as a counterclaim-plaintiff alleging causes of action against MagicJack, L.P., SJ Labs, Inc., YMAX Corporation and Daniel Borislow (collectively, the “Defendants”).  We allege that the Defendants: (i) acquired our intellectual property pursuant to contracts preserving its confidentiality; (ii) have improperly used our intellectual property in violation of their contractual commitments, as well as statutory and common law; and (iii) in combination with one another, agreed to conspire to use, convert, or misappropriate the Company’s trade secrets for their own benefit.  As a result, we allege that the Defendants are jointly and severally liable for actual, consequential, special, exemplary and punitive damages.  We are also seeking a permanent injunction to prevent Defendants from directly or indirectly using or misappropriating any of our trade secrets.  The parties are now engaging in the discovery process of the case

Item 1A - Risk Factors

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Current and future acquisitions and alliances may expose us to new risks, or cause us to fail to perform as expected. Conversely, our failure to complete acquisitions, enter into suitable alliances or integrate acquired companies may hinder our growth and future profitability.

One of our key strategies is to grow through acquisitions, joint ventures, and other strategic alliances, particularly with respect to our retail operations and attainment of applications for mobile users. Joint ventures and strategic alliances may expose us to operational, regulatory, and market risk as well as risks associated with additional capital requirements. In addition, we may not be able to identify suitable future acquisition candidates or alliance partners.  Even if we identify suitable candidates or partners, we may be unable to complete and acquisition or alliance on commercially acceptable terms. If we fail to identify appropriate candidates or complete desired acquisitions, we may not be able to implement its growth strategies effectively or efficiently. In addition, our acquisition and integration process may divert management from operating our existing business, negatively affecting our earnings and revenues.

In addition, our ability to successfully integrate the acquired companies or their operations may be adversely affected by a number of factors, including diversion of management’s attention and difficulties in retaining clients of the acquired companies. Furthermore, any acquired companies may not perform as expected for various reasons, including legislative or regulatory changes or the loss of key customers and personnel.  If we are not able to realize the benefits envisioned from such acquisitions, joint ventures, or other strategic alliances, ‘our overall profitability and growth plans may be hindered.

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

We had losses and an accumulated deficit at March 31, 2010. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms. The financial statements included elsewhere in this report do not include any adjustments that might result from the outcome of these uncertainties. Furthermore, developing and expanding our business will require significant additional capital and other expenditures. Accordingly, if we are not able to increase our revenue, then we may never achieve or sustain profitability and might have to cease operations. Our independent auditors have added an explanatory paragraph in their report expressing substantial doubt about the Company’s ability to continue as a going concern.

We have been able to meet our operating requirement by receiving net proceeds of $7,410,000 related to our Series F Preferred financing and utilizing the  $1.3 million of the $ 2.0 million Drawdown loan during the quarter ended March 31, 2010.  We will need to receive additional capital to continue our operations into 2010.

Until we reach and maintain positive cash flow, which management believes will be in the fourth quarter of 2010, we will be required to raise additional capital to fund our operations. Financing may not be available to us on commercially reasonable terms, if at all. There is no assurance that we will be successful in raising additional capital or that the proceeds of any future financings will be sufficient to meet our future capital needs. It is not likely that we will be able to continue our business without additional financing.

The price of our common stock has been volatile in the past and may continue to be volatile.

The stock market in general and the market for technology companies in particular, has recently experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2009 to March  31, 2010, the per share closing price of our common stock on the Over-the-Counter Bulletin Board fluctuated from a high of $ 1.10 to a low of $0.11 both on a post-split basis. We believe that the volatility of the price of our common stock does not solely relate to our performance and is broadly consistent with volatility experienced in our industry. Fluctuations may result from, among other reasons, responses to operating results, announcements by competitors, regulatory changes, economic changes, market valuation of technology firms and general market conditions.

In addition, in order to respond to competitive developments, we may from time to time make pricing, service or marketing decisions that could harm our business. Also, our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In either case, the trading price of our common stock would likely decline.

The trading price of our common stock could continue to be subject to wide fluctuations in response to these or other factors, many of which are beyond our control. If the market price of our common stock decreases, then shareholders may not be able to sell their shares of our common stock at a profit.

Our common stock are sporadically or “thinly-traded” on the OTCBB, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company and we are relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. As a consequence, you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

The market price for our common stock is particularly volatile given our status as a relatively unknown company with a small and thinly-traded public float and limited operating history. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common stock are sporadically or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, lack of capital to execute our business plan, and uncertainty of future market acceptance for our technologies. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results, market acceptance of our government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures, our capital commitments, and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain their current market prices, or as to what effect, if any, that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

Volatility in our common stock price may subject us to securities litigation.

As discussed in the preceding risk factor, the market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources. The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

As long as the trading price of our common stock is below $5 per share, the open-market trading of our common stock will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell the common stock, and may result in decreased liquidity for our common stock and increased transaction costs for sales and purchases of our common shares as compared to other securities.

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

Our executive officers have been employed by the Company for a relatively short period of time, and may not be able to implement our business strategy. The failure to effectively implement our business strategy will have a material, adverse effect on our business, financial condition and results of operations.

Our Chief Executive Officer took office on April 21, 2009, our President and Chief Operating Officer took office August 10, 2008, our Chief Financial Officer took office on August 24, 2009, our Senior Vice President of Worldwide Sales took office on June 23, 2009 and our Chief Executive Officer of our Asia operations took office on March 7, 2010 There can be no assurance that they will function successfully as a management team to implement our business strategy. If they are unable to do so, then our business, financial condition and results of operations could be materially adversely affected.

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

Risk Related to doing business in the Peoples Republic of China.

We acquired D Mobile in March, 2010.  Mobile’s operations are primarily located in the Peoples Republic of China (“PRC”). Accordingly, our business, results of operations, financial condition and prospects are subject to a significant degree to economic, political, and legal conditions in China. China’s economy differs for the economies of developed countries in many respects, including with respect to government regulation and control of foreign exchange, the level of development, growth rate and the allocation of resources.

While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and economic sectors. The PRC government has implemented certain measures to encourage economic development and guide the allocation of resources. While some of these measures benefit the PRC economy generally, they may also negatively affect us. For example, our business, financial condition and results of operations may be adversely affected by government control over capital investments of changes in tax regulations applicable to us.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although the PRC government has implemented measures since the late 1970’s emphasizing market-oriented reforms, the reduction of state ownership of productive assets and improved corporate governance, the PRC government still owns a substantial portion of the productive assets in China and continues to play a significant role in regulating industrial development. In addition, the PRC government exercises significant control over China’s economic growth by controlling the allocation of resources and payment of foreign currency-denominated obligations, setting monetary policy and giving preferential treatment to particular industries or companies.

In late 2003, the PRC government implemented a number of measures, such as raising bank reserves against deposit rates and placing additional limitation on the ability of commercial banks to make loans and raise interest rates, in an attempt to slow down specific segments of China’s economy that the government believed to be overheating. In 2009, however, in response to the world economic crisis, the PRC government cut interest rates and announced a stimulus plan in an attempt to help sustain growth. These actions, as well as future actions and policies of the PRC government, could materially affect our liquidity, access to capital, financial results as well as our ability to operate our business.

Fluctuation in the value of the Chinese Yuan (Renminbi ,or RMB) may have a material adverse effect on the value of your investment.

We acquired D Mobile in March, 2010.  D Mobiles operations are primarily located in the PRC.  The value of the RMB against the U.S. Dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005 the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar.  Under the current policy, the RMB has been permitted to fluctuate within a narrow and managed band against a basket of foreign currencies. The change in the policy has resulted in an approximate 18.8% appreciation in the RMB against the U.S. dollar between July 21, 2005 and April 9, 2010. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

Substantially, all of D- Mobile’s revenues and cost are denominated in the RMB, and a significant portion of Mobile’s financial assets are also denominated in the RMB. Any significant revaluation of the RMB could materially and adversely affect Mobile’s cash flows, revenues, earnings and financial position. Any fluctuations of the exchange rate between the RMB and U.S. dollar could also result in foreign currency translation losses for financial reporting purposes.

Uncertainties with respect to the PRC legal system could adversely affect us.

We conduct our business operations in China primarily through its D Mobile subsidiary which operates under the Duo Guo brand. Our operations in China are governed by the PRC laws and regulations. Our operating subsidiaries are generally subject to laws and regulations applicable to wholly owned foreign-owned enterprises. The PRC legal system is principally based on statutes. Prior court decisions may be cited for reference but typically have limited precedential value

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to foreign investments in China.  However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions (and the non binding nature of such decisions), the interpretation and enforcement of these laws and regulations raise uncertainties. In addition, the PRC legal system is based in part of the government policies and internal rules (some of which are not published on a timely basis or at all) that may have retroactive effect. As a result, we may not be aware of its violation of these policies and rules until after a violation occurs. In addition, any litigation in China may be protracted and result in substantial cost and diversion of resources and management attention.

Contract drafting, interpretation and enforcement in China involve significant uncertainty.

We, through our D Mobile subsidiary, have entered into numerous contracts governed by the PRC law, many of which are material to our business. Compared to contracts in the United States, contracts governed by the PRC law tend to contain less detail and are not as comprehensive in defining contracting parties’ rights and obligations. As a result, contracts in China are more vulnerable to disputes and legal challenges. In addition, contract interpretation and enforcement in China are not as developed as in the United States, and the result of any contract dispute is subject to significant uncertainties. Therefore, we may be subject to disputes under its material contracts, and if such disputes arise, we cannot assure you that we will prevail. Due to the materially of certain contracts to our business, any disputes involving such contracts, even without merit, may materially and adversely affect our reputation and business.

Changes in PRC laws and regulations on labor and employee benefits may adversely affect our business and results of operations.

As a result of the D Mobile acquisition, Geos will be conducting a significant portion of its business in China, which will be subject to PRC laws and regulations on labor and employee benefits. In recent years, the PRC government has implemented policies to strengthen the protection of employees and obligate employers to provide more benefits to their employees. In addition, an employment contract law came into effect in China on January 1, 2008 and its implementation regulation came into effect on September 18, 2008. The PRC employment contract law and related legislation required more benefits to be provided to employees, such as an increase in pay or compensation for termination of employment contracts. As a result, employers incurred higher labor cost.  If additional employment and labor laws are brought to law, additional labor cost may be incurred and could have an adverse impact on Geos’ business and results of operations.

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

We have six issued patents and thirteen pending patent applications related to embedded software technology and methods of use. There can be no assurance that these pending patents will be issued, or what the scope of the allowed claims will be issued. Even if the balance of patents pending are issued, the limited legal protection afforded by patent, trademark, trade secret and copyright laws may not be sufficient to protect our proprietary rights to the intellectual property covered by these patents.

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

Our strategic plan includes increases in foreign sales in order to increase our revenues.  However, international sales are subject to a number of risks, including changes in foreign government regulations, laws, and communications standards; export license requirements; currency fluctuations, tariffs and taxes; other trade barriers; difficulty in collecting accounts receivable; longer accounts receivable collection cycles; difficulty in managing across disparate geographic areas; difficulties associated with enforcing agreements and collecting receivables through foreign legal systems; expenses associated with localizing products for foreign markets; and political and economic instability, including disruptions of cash flow and normal business operations that may result from terrorist attacks or armed conflict.

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

We were late in filing this Annual Report, and may be unable to timely file periodic reports in the future.  We were unable to timely file this Annual Report, and may continue to be unable to timely file our annual and quarterly periodic reports with the SEC in the future.  Additional failures to timely file periodic reports could impair our eligibility to have our shares listed on the OTC Bulletin Board, as well as delay our eligibility to register our securities on Form S-3.

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

The market for telecom services is highly competitive, and rapidly changing. In addition to intense competition from VoIP services providers, we also face competition from traditional telephone systems integrators and providers.

Our competitors range from the large incumbents such as Verizon and AT&T to newer, large VolP telephony providers such as Vonage and Skype. These companies generally have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger existing customer bases than we have. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion, and sale of their products or services than we can. There can be no assurance that we will be able to compete successfully against current or future competitors. If we cannot do so, then our business, financial condition and results of operations will be materially and adversely affected.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In April 2010, we issued (i) 350 shares of Series H Convertible Preferred Stock and (ii) warrants (the “Warrants”) to purchase 875,000 shares of Common Stock, for a total of $350,000 in cash pursuant to subscription agreements entered into between Geos and two individual investors. The Warrants have a term of three years and an exercise price of $0.25 per share, and provide for cashless exercise.

The sales of the Series H Preferred Stock and the Warrants were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance on the private offering exemption from registration provided by Section 4(2) of the Act.

Item 3 - Defaults Upon Senior Securities

None

Item 4 – Reserved

None

Item 5 - Other Information

None

Item 6 – Exhibits

Exhibit No.	Exhibit	Method of Filing

2.1	Agreement and Plan of Merger by and among Geos Communications, Inc., Duo Guo Acquisition, Inc., Jonathan Serbin and D Mobile, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 19, 2010

2.2	Agreement and Plan of Merger dated as of February 19, 2010 by and among Geos Communications, Inc., Shoot It! Acquisition, Inc., Shoot It!, LLC and certain security holders of Shoot It!, LLC	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 25, 2010

2.3	First Amendment to Agreement and Plan of Merger by and among Geos Communications, Inc., Duo Guo Acquisition, Inc., Jonathan Serbin and D Mobile, Inc. dated as of March 1, 2010	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on March 11, 2010

3.1	Articles of Incorporation, as amended	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003

3.2	Bylaws	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003

3.3	Amendment to the Company’s Articles of Incorporation filed June 3, 2004	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004

3.4	Certificate of Designations of Rights and Preferences of Series D Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 13, 2004

3.5	Certificate of Designations of Rights and Preferences of Series E Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 22, 2005

3.6	Amendment to Certificate of Designations of Rights and Preferences of Series E Preferred Stock	Incorporated by reference to Exhibit 3.1.8 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006

3.7	Amendment to the Company’s Articles of Incorporation filed July 13, 2007	Incorporated by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

Exhibit No.	Exhibit	Method of Filing

3.8	Certificate of Designations of Rights and Preferences of Series F Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 30, 2009

3.9	Amendment to the Company’s Articles of Incorporation filed May 11, 2009	Incorporated by reference to Exhibit 3.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

3.10	Amendment to Certificate of Designations of Rights and Preferences of Series F Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 10, 2009

3.11
Certificate of the Designations, Preferences, Rights and Limitations of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock of i2 Telecom IP Holdings, Inc.
Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 1, 2009

3.12	Amendment to the Company’s Articles of Incorporation filed September 10, 2009	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 10, 2009

3.13	Certificate of Designations of Rights and Preferences of Series G Convertible Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 19, 2010

3.14	Amendment to Bylaws, dated February 12, 2010	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 19, 2010

4.1	Amended and Restated 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement filed June 25, 2009

4.2	2009 Omnibus Long Term Incentive Plan*	Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement filed January 8, 2010

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Company’s Principal Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Company’s Principal Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOS COMMUNICATIONS, INC.

By:	/s/ Andrew L. Berman
Andrew L. Berman

Chief Executive Officer

Date:	May 20, 2010