Form 10-Q
period 2010-06-30
Geos Communications, Inc.
filed 2010-08-16
CIK 949371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Number of Common Shares outstanding at August 10, 2010: 32,647,642

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NOTE: These consolidated financial statements and notes reflect the Company’s Condensed Consolidated Balance Sheets at June 30, 2010 (unaudited) and December 31, 2009, the unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009, and unaudited condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009.

GEOS COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	Unaudited
ASSETS
Current Assets:
Cash and Cash Equivalents	$361,045	$1,041,830
Accounts Receivable	22,056	-
Prepaid Expenses and Other Current Assets	115,754	17,826
Total Current Assets	498,855	1,059,656
Property and Equipment, Net	627,013	1,145,419
Other Assets:
Goodwill	2,144,192	-
Other Intangible Assets, Net of Amortization	3,276,668	2,441,900
Deposits	50,060	83,489
Investment, at Cost	-	250,000
Notes Receivable	-	60,000
Assets Held For Sale	188,253	305,157
Total Other Assets	5,659,173	3,140,546
Total Assets	$6,785,041	$5,345,621
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities:
Accounts Payable	$910,956	$344,261
Accrued Expenses	1,286,506	1,091,552
Liabilities Related to Assets Held For Sale	798,382	72,247
Convertible Bonds	50,000	50,000
Notes Payable	9,000	9,000
Borrowing under Line of Credit	2,600,000	-
Total Current Liabilities	5,654,842	1,567,060
Series A–D, Preferred Shares subject to mandatory redemption	8,903,022	7,880,627
Series G Preferred Shares subject to mandatory redemption	3,809,421	-
Total Liabilities	18,367,285	9,447,687
Series F Convertible Preferred Shares, 5,000,000 Shares Authorized, and 7,550 shares Issued and Outstanding	5,047,057	5,047,057
Series H Convertible Preferred Shares, 20,000 Shares Authorized, and 350 shares Issued and Outstanding	232,482	-
Commitments And Contingencies
Stockholders’ (Deficit):
Common Stock, No Par Value, 500,000,000 Shares Authorized and 32,647,842 Shares Issued and Outstanding	47,901,113	46,705,124
Accumulated Deficit	(64,762,896)	(55,854,247
Total Stockholders’ (Deficit)	(16,861,783)	(9,149,123
Total Liabilities and Stockholders’ (Deficit)	$6,785,041	$5,345,621

The accompanying Notes are an integral part of these condensed consolidated financial statements.

GEOS COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net Revenue	$23,584	$-	$35,398	$-
Cost of Revenue	55,332	-	65,864	-
Gross Profit (Loss)	(31,748)	-	(30,466)	-

General and Administrative Expenses	1,970,589	1,415,667	3,651,186	2,677,331

Loss From Operations	(2,002,337)	(1,415,667)	(3,681,652)	(2,677,331)

Other Income (Expense):
Interest Income	1,418	1,474	1,396	1,474
Interest Expense	(778,420)	(360,057)	(1,390,174)	(474,051)
Gain on Forbearance of Debt	-	112,536	-	112,536
Total Other Income (Expense)	(777,002)	(246,047)	(1,388,778)	(360,041)

Loss from continuing operations	(2,779,339)	(1,661,714)	(5,070,430)	(3,037,372)

Loss from discontinued operations, net of $0 tax benefits	(2,645,767)	(774,202)	(3,485,868)	(1,768,201)

Net loss	(5,425,106)	(2,435,916)	(8,556,298)	(4,805,573)

Series F and H Preferred Stock dividend associated with a beneficial conversion feature	(123,038)	(2,100,566)	(123,038)	(2,100,566)

Net Loss attributable to Common Shareholders	$(5,548,144)	$(4,536,482)	$(8,679,336)	$(6,906,139)

Weighted Average Common Shares Outstanding:
Basic and Diluted	32,647,842	28,558,566	32,647,842	27,961,279
Basic and Diluted Loss Per Common Share:
Continuing Operations	$(.09)	$(.06)	$(.16)	$(.11)
Discontinued Operations	(.08)	(.03)	(.11)	(.06)
Net Loss	$(.17)	$(.09)	$(.27)	$(.17)

The accompanying Notes are an integral part of these condensed consolidated financial statements.

GEOS COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Cash Flows From Operations:
Net Loss	$(8,556,298)	$(4,805,573)
Add back Loss From Discontinued operations	3,485,868	1,768,201
Adjustments to Reconcile Net Loss to Cash
Cash Provided by (Used In) Operating Activities:
Depreciation and amortization	290,268	189,962
Amortization of loan fees	-	263,329
Warrants issued for services	193,222	1,313,978
Stock based compensation	492,378	76,003
Accretion of interest and dividends on Preferred Stock Liabilities	1,345,106	-
Gain on Forbearance of Debt	-	(112,536)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts Receivable and Notes Receivable	(16,104)	(125,000)
Prepaid Expenses, net of prepaid loan fees	43,334	(263,329)
Accounts Payable	329,186	(76,035)
Other	(23,209)	--
Net Cash Used In Operating Activities from Continuing Operations:	(2,416,249)	(1,771,000)
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	201,267	-
Net Cash Provided by Investing Activities	201,267	-
Cash Flows From Financing Activities:
Proceeds from convertible notes	-	1,433,002
Payment of Notes Payable	-	(120,268)
Issuance of common stock	-	3,889,064
Issuance of Series H Preferred stock	350,000	-
Line of Credit proceeds	2,600,000	-
Net Cash Provided By Financing Activities	2,950,000	5,201,798

Increase in Cash and Cash Equivalents From Continuing Operations	735,018	3,430,798

Cash Flow From Discontinued Operations:
Operating Cash Flows	(1,415,803)	(1,181,696)
Financing Cash Flows	-	-
Investing Cash Flows	-	(98,312)
Decrease in Cash and Cash Equivalents From Discontinued Operations	(1,415,803)	(1,280,008)

Increase (Decrease) in Cash and Cash Equivalents	(680,785)	2,150,790
Balance, Beginning of period	1,041,830	2,645
Balance, End of period	$361,045	$2,153,435
Non-Cash Investing and Financing Activities:
Acquisition of Shoot It! and D Mobile through the issuance of Series G preferred shares and warrants	$3,486,340	$-

The accompanying Notes are an integral part of these condensed consolidated financial statements.

GEOS COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 1.   NATURE OF BUSINESS and MANAGEMENT’S PLANS

For convenience in this quarterly report, “Geos,” “we,” “us,” and “the Company” refer to Geos Communications, Inc. and our consolidated subsidiaries, taken as a whole.

Through our subsidiaries, Geos Communications, Inc. (“Geos (DE)”) and D Mobile, Inc. (“D Mobile”), both Delaware corporations, we are a developer and distributor of mobile applications and services.  In addition, we previously have leveraged our historical core competencies in Voice over Internet Protocol (VoIP) and technology development to introduce solutions to the global mobile community. Our services included MyGlobalTalk, a comprehensive solution for reducing long distance calling worldwide.

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

On June 17, 2010, the Company’s board of directors approved a plan by which the Company will discontinue offering its VoIP and telephony services directly to consumer and enterprise customers.  Under the plan the Company is implementing a reduction-in-force and intends to close and sell its network switching operations located in Atlanta, Georgia. The Company has given the appropriate notifications required by the Federal Communications Commission and plans to end offering its services in August, 2010.   The Company’s current customers will be given the opportunity to transfer their service to other VoIP telephony providers. As such all related operations have been presented as discontinued operations and the network switching equipment has been classified as held for sale.

The Company is continuing to monetize its intellectual property portfolio and focus its efforts on accelerating the growth and expansion of its digital content distribution platform.  The decision to discontinue its telephony operations will significantly reduce the Company’s monthly operational expense while allowing concentrated organizational focus on the digital content distribution business.

On February 19, 2010, we acquired Shoot It!, LLC, (“Shoot It!”)which expands our product portfolio applications and technologies for the global mobile communications market.  Since the date of acquisition, we have included the financial results for Shoot It! in our results of operations.

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

In addition, we have begun marketing the mobile content distribution platform globally including the U.S. and we are developing product offerings and business models that are appropriate for the culture and business practices of those unique markets.

The accompanying financial statements have been prepared assuming that Geos Communications, Inc. and subsidiaries will continue as a going concern. Geos Communications, Inc. (together with its subsidiaries) has not generated positive cash flows from operations and has accumulated losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described below. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We affected a 1:10 reverse split of our common stock effective May 14, 2009, and all references to shares and per share amounts retroactively reflect the reverse stock split.

 LIQUIDITY AND MANAGEMENT’S PLANS

As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $8,556,298 during the six months ended June 30, 2010, the Company’s current liabilities exceeded its current assets by $5,155,987 and it’s total liabilities (which includes the Preferred Shares subject to mandatory redemption of $12,712,443) exceeded its total assets by $11,582,244 as of June 30, 2010.

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has sustained substantial operating losses since commencement of operations.  The Company has also incurred negative cash flows from operating activities and the majority of the Company’s assets are intangible assets, which were not considered impaired in the current year.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which is in turn dependent on the Company restructuring its financing arrangements, and/or obtaining additional financing,  and achieving  positive cash flows while maintaining adequate liquidity.

The Company has undertaken a number of specific steps to achieve positive cash flow in the future.  These actions include the two acquisitions consummated in the first quarter of 2010 and the issuance of the drawdown note described in the following footnotes, along with the economic cost associated with the integration, and debt restructuring and equity placements which occurred at the same time as the acquisitions in the first quarter of 2010. The Company has taken further action to reduce its cash flow concerns by discontinuing the switching operations, which has resulted in a significant reduction in personnel and associated salaries and operating costs.

In addition, the Company has identified several new business strategies that may enable the Company to reach its profitability goals.

One strategy is to raise additional capital to enable the Company to realize the market opportunities for  its mobile content distribution business.  Therefore, in July 2010, the Company began receiving subscriptions for its Series I Preferred Shares.  In addition, the Company is beginning to solicit subscriptions for common shares of its subsidiary, D  Mobile,  with plans to sell up to 50% of its interest in the Subsidiary.    The Series I offering and the D Mobile Common Stock offering are discussed in more detail in our footnote titled “subsequent events”.  The Company is in negotiations with several companies to enable the Company to ultimately expand the market and revenues for its products and services.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements of Geos Communications, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Geos Communications, Inc. (DE), Geos Communications IP Holdings, Inc. (“Geos IP Holdings”),  SuperCaller Community, Inc. (“SuperCaller”), Shoot It!, Inc., and D Mobile, Inc. all of which are, directly or indirectly, wholly-owned subsidiaries of the Company.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Interim Condensed Financial Statements

The condensed consolidated financial statements included herein have been prepared by Geos Communications, Inc. and are unaudited, except for the condensed consolidated balance sheet at December 31, 2009, which has been derived from audited consolidated financial statements at that date on the basis of GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of June 30, 2010, the results of operations for each of the three and six months ended June 30, 2010 and 2009, and the cash flows for the six months ended June 30, 2010 and 2009. In addition, operating results for the six months ended June 30, 2010 is not necessarily indicative of results that may be expected for the year ending December 31, 2010.

Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.

Discontinued Operations and Assets Held For Sale

We have reclassified for all periods presented in the accompanying condensed consolidated statements of operations, the amounts related to the discontinued operations in accordance with the applicable accounting criteria. In addition, long-lived assets and related liabilities classified as held for sale are reported separately in the accompanying condensed consolidated balance sheets.

Revenue Recognition

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

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying amounts and fair values for Convertible debt plus Preferred Stock Series F, G and H, as well as Preferred Stock Series A–D of Geos IP Holdings, are presented in the following Notes.

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

Goodwill is required to be tested at least on an annual basis for impairment or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company assesses goodwill for impairment by periodically comparing the fair value of its reporting units to their carrying amounts to determine if there is potential impairment. Fair values for reporting units are determined based on discounted cash flows, market multiples or appraised values as appropriate. As of June 30, 2010, there was no impairment indicated.

Assets Held for Sale and Related Liabilities

Individual non-current assets or groups of non-current assets and related liabilities are classified separately as held for sale in the balance sheet if their disposal has been committed and is probable.  Assets held for sale are recognized at the lower of their carrying amount and their fair value less costs to sell, and are no longer depreciated once they are classified as held for sale.

Impairment of Long-lived Assets

In accordance with the FASB ASC topic 360 on impairment or disposal of long-lived assets, the Company reviews its long-lived assets, including property and equipment, and finite-life intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  To determine recoverability of its long-lived assets, the Company compares the future undiscounted net cash flows, without interest charges to the carrying amount of the assets, and if the latter exceeds the former, then impairment is recorded to adjust the asset to its fair value (using discounted cash flows). The Company recorded asset impairment losses of $1,047,707 related to assets held for sale and discontinued operations during the three months ended June 30, 2010 as a result of the decision by the Board of Directors to discontinue the telecom switching operations. The total amount of impairment consisted of $143,298 related to software assets held for sale, plus $904,409 related to equipment for discontinued operations.

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

Net Income (Loss) per Common Share

Basic earnings (loss) per common share represent income available to common shareholders divided by the weighted average number of shares outstanding during the period.  Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income available to common stockholders that would result from the assumed issuance. Options on shares of common stock warrants, and certain bonds convertible into common shares were not included in the computing of diluted loss per share because their effects were anti-dilutive because of the net loss reported by the Company.

Comprehensive Income or Loss

The Company has no components of other comprehensive income or loss, and accordingly, net loss equals comprehensive loss for all periods presented.

Stock Based Compensation

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

Preferred Shares

The Company applies the guidance enumerated in ASC Topic No. 480 “Distinguishing Liabilities from Equity,” and “Classification and Measurement of Redeemable Securities,” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured initially at fair value and are accreted to the mandatory redemption value using the effective interest method.   Accretion and dividends are recorded as interest expense in the Statement of Operations.  As of June 30, 2010, the Company had recorded liabilities related to Series A–D Preferred Shares of Geos IP Holdings and the Company’s Series G Preferred Shares subject to mandatory redemption features, which amounted to $8,903,022 and $3,809,421, respectively.

The Company classifies conditionally redeemable convertible preferred shares, which includes preferred shares subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity. As of June 30, 2010, the Company had recorded as temporary equity Series F and H Preferred Shares totaling $5,047,057 and $232,482, respectively.  Dividends on preferred shares included in temporary equity and equity are recorded as Dividends on Preferred Stock below Net Loss on the Statement of Operations.

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

NOTE 3.  ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets held for sale:

As described in Note 2, at June 30 2010 and 2009, the Company classified disposal groups (comprising network switching equipment) as held for sale. The Group reported these items in other assets and other liabilities and valued them at the lower of their carrying amount or fair value less costs to sell resulting in an impairment loss of $143,298 relating to the estimated disposal losses. The balances classified as held for sale consisted primarily of property and equipment.

Liabilities related to Assets Held for Sale as of June 30, 2010 totaled $798,312 which consisted of accounts payable for switch hardware security totaling $85,512, and accrued expenses of $712,800 related to the termination of software licenses and operating contracts related to the switching operations in Atlanta, Georgia.

Results from discontinued operations:

Included in prepaid assets and deposits are $43,589 of assets related to discontinued operations as of June 30, 2010.

Total impairment of $1,047,040 consisted of $143,298 related to software held for sale, and $904,409 related to equipment. There were no remaining costs for equipment after impairment related to discontinued operations.

Included in accrued expenses is $222,910 of FCC charges and advertising costs related to discontinued operations as of June 30, 2010.

The following table presents the Condensed Statement of Operations from the Company’s discontinued operations until their respective divestment dates.

	Six months Ended June 30, 2010	Six months Ended June 30, 2009
Revenues	$167,244	$214,570
Cost of Sales	227,711	193,822
Gross Profit (loss)	(60,737)	20,748

General and Administrative expenses	2,377,423	1,788,949
Impairment Losses	1,047,707	-

Loss from Discontinued Operations	(3,485,868)	(1,768,201)
Tax Benefit	-	-
Net Loss from Discontinued Operations	$(3,485,868)	$(1,768,201)

No benefit or provision for income taxes has been recorded due to the uncertainty of the realization of any deferred tax assets.

NOTE 4.  ACQUISITION OF SHOOT IT! AND D MOBILE

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

The Company acquired 100% of the common stock of Shoot It! via the issuance of 2,167 shares of Geos’ newly issued Series G Preferred Stock.  Shoot It! has developed a postcard messaging application that allows users to take a picture with their smart phone, create a personal message and send it as a hard copy postcard from anywhere in the world. The condensed consolidated financial statements of the Company reflect the Shoot It! acquisition being accounted for as an Acquisition in accordance with ACS 805 Business Combinations topic.  Transaction costs associated with the acquisition have been expensed and were not significant.  The acquired goodwill is treated as non-deductible for income tax purposes.  The results of operations of Shoot It! are included in the Company’s condensed consolidated statement of operations from the date of acquisition.  Goodwill consists of the excess of the fair value of any consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair value of net identifiable asset acquired, consisting of assets acquired less liabilities assumed.

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

Including the results of Shoot It! as if the acquisition occurred on January 1, 2010, the pro forma net loss, and net loss attributable to the common shareholders would have been $8,349,254 and $8,472,292, respectively, for the six months ended June 30, 2010. Shoot It! was incorporated on April 15, 2009, and, as such, pro forma results from 2009 have not been presented since they are not materially different from stated results. The pro forma information is for informational purposes only and is not intended to be indicative of the actual combined results that would have been reported had the transactions occurred on the dates indicated nor does the information represent a forecast of the combined financial results of the Company or Shoot It! for any future period.  The actual operating results of Shoot It! contained in the accompanying condensed consolidated financial statements include net revenues of $15,359, and net profit of $5,875.

D Mobile Acquisition

As of March 1, 2010, the Company acquired 100% of the common stock of D Mobile Inc. (“D Mobile”) through the issuance of 3,111 shares of Geos’ newly issued Series G Preferred Stock, application of a Note Receivable of $120,000 and cash of $75,000.   D Mobile currently operates a retail channel for the discovery and download of licensed mobile content under the brand name Duo Guo in China.  The purpose of the acquisition was to obtain a retail platform for the distribution of mobile content.  The condensed consolidated financial statements of the Company reflect the D Mobile acquisition being accounted for as an acquisition in accordance with ACS 805 in the Broad Transactions-Business Combinations topic (formerly SFAS 141r).  Transaction costs associated with the acquisition have been expensed and were not significant.  The acquired goodwill is treated as non-deductible for income tax purposes.  The results of operations of D Mobile are included in the Company’s condensed consolidated statement of operations from the date of acquisition.  Goodwill consists of the excess of the fair value of any consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair value of net identifiable asset acquired, consisting of assets acquired less liabilities assumed.

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

Purchase Price:

Fair value of cash to one Shareholder	$75,000
Fair value of 2010 loan from Geos to D Mobile	60,000
Fair value of 2009 loan from Geos to D Mobile	60,000
Fair value of preferred stock Series G transferred	1,964,900
Fair value of preferred stock Series G warrants issued	163,118
Total consideration	$2,323,018

Purchase price allocation:

Cash and cash equivalents	$256,106
Accounts Receivable	11,848
Prepaid and other assets	58,349
Property and equipment	245,207
Trade Name intangible	626,000
Non-Compete agreement	60,000
Trade payables	(154,762)
Goodwill	1,220,270
Total purchase price allocation	$2,323,018

Including the results of D Mobile as if the acquisition occurred on January 1, 2010, the pro forma net loss, and net loss attributable to the common shareholders would have been $8,687,579 and $8,810,617, respectively, for the six month period ended June 30, 2010, and $5,248,314 and $7,348,880, respectively, for the period ended June 30, 2009. The proforma information is for informational purposes only and is not intended to be indicative of the actual combined results that would have been reported had the transactions occurred on the dates indicated nor does the information represent a forecast of the combined financial results of the Company or D Mobile for any future period.  The actual operating results of D Mobile contained in the accompanying condensed consolidated financial statements include net revenues of $19,769 and net losses of $312,183 since the date of acquisition.

The acquisitions combined as of acquisition dates are as follows:

Combined Purchase Price:

Fair value of original acquisition in 2009 previously presented on a cost basis	$250,000
Fair value of cash paid to one Shareholder	75,000
Fair value of loan from Geos to D Mobile	120,000
Fair value of preferred stock Series G transferred	3,323,222
Fair value of preferred stock Series G warrants issued	163,118
Total consideration	$3,931,340

Combined Purchase Price Allocation:

Cash and cash equivalents	$256,106
Account Receivable	11,848
Prepaid and other assets	58,349
Property and equipment	564,207
Trade Name intangible	971,000
Non-Compete agreement	82,000
Trade payables	(154,762)
Goodwill	2,142,592
Total purchase price allocation	$3,931,340

Including the combined results of Shoot It! and D Mobile as if the acquisition occurred on January 1, 2010, the proforma net loss, and net loss attributable to the common shareholders would have been $8,786,843 and $8,909,881, respectively for the six month period ended June 30, 2010, and $5,248,314 and $7,348,880, respectively, for the period ended June 30, 2009. The proforma information is for informational purposes only and is not intended to be indicative of the actual combined results that would have been reported had the transactions occurred on the dates indicated nor does the information represent a forecast of the combined financial results of the Company or D Mobile for any future period.  The actual combined operating results of Shoot It! and D Mobile contained in the accompanying condensed consolidated financial statements include net revenues of $35,398 and net losses of $306,308 since the date of acquisition.

SERIES G PREFERRED SHARES MANDITORILY REEDEMABLE

The Company authorized 20,000 shares of Series G Preferred Stock on February 12, 2010. Subsequently, approximately 5,278 shares were issued in connection with the above acquisitions. The shares accrue dividends at 6% annually, all of which are due and payable on the third anniversary from issuance. The dividends can be paid at the option of the Company in either cash or common stock equivalents. Upon certain milestones related to share pricing, the Series G preferred shares automatically convert to common shares of the Company at $.50 per share.  The stated value of $1,000 per share, or a total of $5,278,000, is mandatorily redeemable at the end of three years from the date of issuance. In addition, for the D Mobile acquisition approximately 258 warrants were issued which are convertible for three years after issuance date into Series G Preferred Shares at $.50 per share. The holders of Series G Preferred Shares are entitled to vote with the common shareholders on an as-converted basis.

The number of shares of Common Stock issuable upon automatic conversion is determined by dividing the stated value, or $1,000, by a conversion price of $ 0.50.  Series G Preferred Shares will automatically convert on the first business day following the last day of a twenty day period during which all of the following milestones are met: (A) 180 days have passed from the applicable Issuance Date; (B) the Common Stock underlying the applicable Series G Preferred Shares is available for sale under Rule 144 of the Securities Act of 1933, as amended; (C) the closing bid price of the Common Stock is greater than $1.00, as adjusted for stock splits, stock dividends, recapitalizations, combinations, reverse stock splits or other similar events) for a twenty day Period, as determined in accordance with the weighted average price; and (D) the total volume of shares of Common Stock traded is in excess of 500,000 shares, as adjusted for stock splits, stock dividends, recapitalizations, combinations, reverse stock splits or other similar events) for a twenty day period; provided however, if condition (D) is not met, then the amount of Series G Preferred Shares otherwise convertible shall be pro-rated to the percentage of 500,000 shares traded during the twenty day period immediately prior to the Automatic Conversion Date.

The Company applies the guidance enumerated in ASC Topic No. 480 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and “Classification and Measurement of Redeemable Securities,” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured initially at fair value with accretion of interest expense and dividends related to the shares added to the mandatory redemption value using the effective interest method.  The fair value at date of the acquisitions was $3,323,222.  We have accreted interest of $217,528, and dividends of $105,553 through June 30, 2010, and have included the fair value of the warrants of $163,118, resulting in a balance of $3,809,421 as of June 30, 2010.

NOTE 5.  OPERATING PROPERTY AND EQUIPMENT

Estimated lives range from five to ten years. Depreciation charged to operations was $72,036 for the six months ended June 30, 2010.

The major components of property and equipment at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
Network Equipment	-	13,755
Office Equipment	111,775	368,148
Software	40,433	1,077,322
Software Development	9,975	861,119
Lab Equipment	-	39,577
Furniture and Fixtures	428,798	46,884
Purchased Technology	319,000	-
	909,981	2,406,805
Less: Accumulated Depreciation and Amortization	282,968	1,261,386
Net Property and Equipment	$627,012	$1,145,419

NOTE 6.  INTANGIBLE ASSETS

Intangible assets at June 30, 2010, and December 31, 2009, consisted of the following, at cost:

	June 30, 2010	December 31, 2009
Patent Pending Technology	$3,190,917	$3,190,917
Trademarks	274,017	274,017
Non-Compete	82,000	-
Trade Names	971,000	-
	4,517,934	3,464,934
Accumulated Amortization	1,241,266	1,023,034
Intangible Assets, net	$3,276,668	$2,441,900

The Company has six patents which have been granted, and thirteen patent applications pending.  The life of the technology and trademarks is estimated to be ten years and is being amortized, beginning January 1, 2007 over a ten year period. The life of the Non Compete and Trade Name are two and ten, respectively. As of June 30, 2010, the Company has determined there is no impairment of the intangible assets.

Amortization expense totaled $218,232 for the six months ended June 30, 2010.

NOTE 7.   CONVERTIBLE BONDS

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

Convertible bonds at the carrying value, which approximated fair value consisted of the following as of June 30, 2010:

Description	June 30, 2010
December 2006 6% Convertible Bonds	$50,000
February 2007 6% Convertible Bonds	-0-
$50,000

NOTE 8.   CONVERTIBLE BONDS, NOTES PAYABLE, BORROWINGS UNDER LINE OF CREDIT, and SERIES A–D PREFERRED SHARES OF GEOS IP HOLDINGS (Series G Preferred Shares discussed in Footnote Number 3 above)

On July 31, 2009, we offered to certain of our existing note holders and convertible bond holders, the opportunity to exchange some or all of the principal, interest and loan fees of all notes, including notes payable to related parties, which included all accrued interest and related fees, (the “Debt”) for different series of preferred stock of Geos IP Holdings.  The issuance price of the preferred stock of IP Holdings was $1.00 for every $1.00 of each note being exchanged.  The Company exchanged an aggregate of $5,598,385 of the debts into Geos IP Holdings Series A–D Preferred Stock, with a majority of the remaining notes being repaid in cash. The outstanding balances of convertible bonds and notes payable are $50,000 and $9,000, respectively, at June 30, 2010 and December 31, 2009.

With assistance from an independent third party, the Company determined the initial fair value of the Series A-D Preferred shares to be $7,028,630. Subsequently, $688,849 has been accreted for interest, plus dividends of $333,547 for the six months ended June 30, 2010, and $574,041 and $277,955, respectively as of December 31, 2009, resulting in a balance of $8,903,022 as of June 30, 2010.

The final mandatory redemption amount is $9,784,027 which encompasses additional charges for each time period passing as follows:

July 31, 2010	$114,808
July 31, 2011	$1,377,699

The Series A–D Preferred Stock of Geos IP Holdings provides for an accruing dividend of 12% per annum, and a special dividend for up to two years in the event that the Preferred Stock has not been redeemed.

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

This exchange was also deemed to be debt extinguishment for the notes payable according to the ASC Topic No.405- Liabilities and 470-50 – Debt, Modifications and Extinguishments As a result of this exchange a loss on debt extinguishment of $1,469,523 was recorded for the year ended of December 31, 2009.

On February 23, 2010, the Company issued a Drawdown Promissory Note (included in the Consolidated Balance Sheets under “Borrowing under Line of Credit”) in an amount up to an amended maximum of $2,600,000 (as subsequently amended, the “Drawdown Note”). The Drawdown Note accrues interest at a rate of 12% per annum and the principal and interest thereon is due and payable on the earlier of (i) the closing on at least $5,000,000 of subscriptions for newly created shares of Series I Preferred Stock of the Company; or (ii) August 23, 2010 (the “Maturity Date”).  The note holder may convert all or any portion of the principal balance of and/or accrued but unpaid interest on the Drawdown Note into the securities we anticipate offering in a private placement of equity in the form of  Preferred Stock and warrants, at a conversion price equal to the purchase price paid for the Preferred Stock and warrants in the private placement. The Drawdown Note requires the issuance of a warrant to purchase 10,000 shares of Common Stock for each $100,000 drawdown thereunder at a purchase price of $0.20 per share.  The term of each warrant is three years from date of issuance. At June 30, 2010, $2.6 million was outstanding. The carrying value approximate fair value as of June 30, 2010.

NOTE 9.  SERIES F CONVERTIBLE PREFERRED STOCK

During 2009, the Company issued Series F Convertible Preferred Stock, no par value (the “Series F Preferred Shares”). Each share of the Series F Preferred Shares is convertible at the option of the holder into shares of our Common Stock, no par value. In addition, each share of Series F Preferred Shares will automatically convert (i) if certain milestones provided in the Certificate of Designations are met, (ii) if such share is outstanding on the third anniversary of the date that Series F Preferred Shares are first issued or (iii) if the holders of more than fifty percent of the outstanding Series F Preferred Shares so consent. Without the express written consent of holders of at least fifty percent of the then-outstanding Series F Preferred Shares (as well as any holders of more than twenty percent of the then-outstanding Series F Preferred Shares) the Company may not authorize or issue any additional class or series of equity securities of the Company ranking senior to, or pari passu with, the Series F Preferred Shares with respect to  dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company. The holders of Series F Preferred Shares are entitled to elect one director to the Board of Directors, but the Series F Preferred Shares otherwise carry no voting rights other than those required by law.

The Series F holders may convert, at their discretion (subject to a conversion restriction prohibiting any conversion that would result in a Series F holder’s beneficially owning more than 4.9% of the then-issued and outstanding Common Stock), all or any of the shares into Common Shares at a conversion price of $0.50, resulting in 15,100,000 shares of Common Stock.  There have been no conversions as of June 30, 2010.

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

In connection with the issuance of 7,550 shares of Series F Preferred shares as of December 31, 2009, plus an additional 2,000 shares issued as of June 30, 2010, 7,570,000 warrants were also issued.  The proceeds of $7,550,000 were allocated based on the relative fair values of the underlying shares and warrants.  The value allocated to the multiple issuances during 2009 was $5,047,057 as of December 31, 2009. The Shares are shown as temporary equity on the Consolidated Balance Sheets and is outside of stockholders’ equity because such shares are contingently redeemable because payment of required dividend is not within the control of the Company. The beneficial conversion feature totaled $2,870,825, and was included in Common Stock, No Par, as of December 31, 2009, and was recognized as a return on the Series F Preferred Shares in the period of issuance because the Series F Preferred Shares were immediately convertible.

The value allocated to the warrants issued to investors, and warrants issued to pay transaction costs was $2,502,943, and was included in Common Stock, no par, as of December 31, 2009.  The warrants are exercisable at any time at $.63, for a period of three years. As of June 30, 2010 there was no exercise of warrants.

During the six months ended June 30, 2010, and for the year ended December 31, 2009, the Company accrued dividends of 6% totaling of $223,753 and $176,844, respectively which are due semiannually and are included in accrued expenses on the Consolidated Balance Sheets.

NOTE 10.  SERIES H CONVERTIBLE PREFERRED STOCK

During April, 2010, Geos authorized 20,000 shares of Series H Convertible Preferred Stock, no par value (the “ Series H Preferred Shares ”). The Series H Preferred Shares rank pari passu with shares of the Company’s Series F Convertible Preferred Stock and Series G Convertible Preferred Stock, but otherwise rank senior to shares of all other series of Common Stock and Preferred Stock of the Company with respect to dividends, distributions, and payments upon liquidation, dissolution, and winding up of the Company.

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

In connection with the issuance of 350 shares of Series H Preferred shares, 875,000 warrants were also issued.  The proceeds of $350,000 were allocated based on the relative fair values of the underlying shares and warrants.  The value allocated to the multiple issuances at date of issuance was $232,492. The Shares are shown as temporary equity on the Consolidated Balance Sheets and is outside of stockholders’ equity because such shares are contingently redeemable because payment of required dividend is not within the control of the Company. The beneficial conversion feature totaled $117,508, and was included in Common Stock, No Par, as of June 30, 2010, and was recognized as a return on the Series F Preferred Shares in the period of issuance because the Preferred Stock was immediately convertible.

The value allocated to the warrants issued to investors, and warrants issued to pay transaction costs was $123,038, and was included in Common Stock, no par, as of June 30, 2010.  The warrants are exercisable at any time at $.20, for a period of three years. As of June 30, 2010, there was no exercise of warrants.

During the six months ended June 30, 2010, the Company accrued dividends of 6% totaling approximately $3,000. The dividends are due semiannually are included in accrued expenses on the Consolidated Balance Sheets.

NOTE 11.  COMMON STOCK AND STOCK OPTIONS AND WARRANTS

On May 14, 2009, the Company and Board of Directors approved a ten for one reverse stock split.  As such, all Common Stock share prices and amounts have been retroactively adjusted accordingly for all periods presented.

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

The Company granted additional stock options during the three months ended June 30, 2010 totaling 3,930,532 shares, which included 1,886,089 nonqualified options which vested immediately.

The Company also issued 1,065,000 stock warrants during the three months ended June 30, 2010, to certain investors, which vest upon issuance, and are accordingly expensed, with expiration dates of three years. The warrant fair value was determined by using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rate of .73%, (2) expected warrant life of 1.5 years, (3) expected volatility of 213%, and (4) zero expected dividends.

Information regarding stock options and warrants outstanding as of June 30, 2010 are summarized below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	23,339,944	$0.74
Options Granted	-	-
Warrants Granted	90,000	0.30
Canceled	(1,809,482)	(1.06)
Exercised	-	-
Outstanding at March 31, 2010	21,620,462	$.73
Options Granted	3,930,532	0.20
Warrants Granted	1,065,000	0.20
Canceled	(1,407,570)	(1.12)
Exercised	-	-
Outstanding at June 30, 2010	25,208,424	.63
Exercisable at June 30, 2010	20,008,901	.47

The exercise price for options outstanding and exercisable at June 30, 2010 was as follows:

	Shares	Weighted	Weighted	Shares	Weighted
	Underlying	Average	Average	Underlying	Average
Range of	Options	Remaining	Exercise	Options	Exercise
Exercise Prices	Outstanding	Contractual Life (Years)	Price	Exercisable	Price
$ .01-$2.00	9,749,401	3.17	$0.57	4,549,878	$0.47

The exercise price for warrants outstanding at June 30, 2010 was as follows:

	Shares	Weighted	Weighted	Shares	Weighted
	Underlying	Average	Average	Underlying	Average
Range of	Warrants	Remaining	Exercise	Warrants	Exercise
Exercise Prices	Outstanding	Contractual Life (Years)	Price	Exercisable	Price
$ .01-$1.00	15,459,023	2.13	$0.71	15,459,023	$0.71

During the six months ended June 30, 2010, total compensation costs recognized in income from stock options was $492,378, and is included in general and administrative expenses on the Consolidated Statement of Operations. As of June 30, 2010, there was unrecognized compensation expense related to non-vested stock option agreements of $4,197,483. The intrinsic value of options exercised during six months ended June 30, 2010 is $0.

During the six months ended June 30, 2010, total compensation costs recognized in income from warrants issued was $193,222, and is included in general and administrative expenses on the Consolidated Statement of Operations. As of June 30, 2010, there was not unrecognized compensation expense related to non-vested warrants.

NOTE 12.  INCOME TAXES

For the six months ended June 30, 2010, the Company had net losses from continuing operations of $5.1 million, and $3.5 million from discontinued operations. No benefit or provision for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2010, the Company has accumulated net losses totaling approximately $65 million. The net operating loss carry forwards will begin to expire in 2019 if not utilized. The Company has recorded net operating loss carry forwards in each year since its inception and through June 30, 2010. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets of approximately $23 million.

NOTE 13.  COMMITTMENTS AND CONTINGENCIES

The Company leases its office facilities in Southlake, Texas, Pleasanton California and Shanghai, China under operating leases expiring in 2011 and 2012.

Total rent expensed was $75,867 during the six months ended June 30, 2010.

Future minimum lease obligations under all operating leases for each year ending December 31, are as follows:

Remainder of 2010	$120,052
2011	$189,613
2012	$58,947
2013	$-0-
2014 and thereafter	$-0-

NOTE 14. SEGMENT INFORMATION

During the quarter ended June 30, 2010, the Company completed two acquisitions and is currently evaluating the effect of these acquisitions on our segment identification and reporting. The Company may identify segments based on product and service offering and geographic regions.  Segments may include Shoot It!, and Duo Guo.  Information on segments and the reconciliation to earnings before income taxes have not been included for the quarter as revenues and expenses related to continuing operations which are from Shoot It! and Duo Guo were not significant.

NOTE 15.   SUBSEQUENT EVENTS

In July 2010, the Board of Directors authorized the creation of Series I Preferred Stock, no par value per share (the “Series I Preferred Stock”). The shares are part of an offering of up to $8,000,000 of Series I Preferred Stock and Warrants ( “Offering”). Separate from the Offering, the Company’s subsidiary, D Mobile, Inc. a Delaware corporation (“D Mobile”), is making an offering of up to $15,000,000 of its securities in a private placement (the “D Mobile Offering”).  The Company received approximately $427,000 in proceeds from subscription agreements related to the Series I in July 2010, of which $100,000 was from a director of the Company.  In addition, another director loaned the Company $150,000 to be repaid on the earlier of (i) the receipt and acceptance of $5,000,000 in subscriptions under the D Mobile Offering or (ii) September 30, 2010.

The Company recently commenced a private placement and sold $350,000 of Series H Convertible Preferred Stock of the Company (the “Series H Preferred Stock”) and determined to stop sales under that private placement and offer the holder of the Series H Preferred Stock the opportunity to exchange their outstanding shares of Series H Preferred Stock and accrued but unpaid dividends on such shares and warrants to purchase shares of Common Stock into shares of Series I Preferred and Warrants on the terms provided for in the Offering. If all shares of Series H Preferred Stock and related warrants are exchanged for shares of Series I Preferred Stock and Warrants, then the Company will issue approximately 350 shares of Series I Preferred Stock and Warrants to purchase an additional 875,000 shares of Common Stock in addition to the shares of Series I Preferred Stock and Warrants being issued in the Offering.

In addition, the Company has agreed to grant to the holders of Series F Convertible Preferred Stock of the Company (the “Series F Preferred Stock”) an opportunity to exchange their outstanding shares of Series F Preferred Stock ($7,570,000 in the aggregate) and accrued but unpaid dividends on such shares and warrants to purchase shares of Common Stock issued to such holders in a previous offering of the Series F Preferred Stock and warrants, into shares of Series I Preferred and Warrants on the terms provided for in this Offering. If all shares of Series F Preferred Stock and related warrants are exchanged for shares of Series I Preferred Stock and Warrants, then the Company will issue approximately 8,000 shares of Series I Preferred Stock and Warrants to purchase an additional 20,000,000 shares of Common Stock in addition to the shares of Series I Preferred Stock and Warrants being issued in the Offering.

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

Overview

We have continued to execute our plan of repositioning the Company as a mobile content distribution provider. As part of that plan, we have discontinued our VoIP and telephony business. This restructuring was approved by our Board of Directors on June 17, 2010. This portion of our business is classified as discontinued operations in the accompanying financial statements. Assets and related liabilities which we believe are marketable are classified as held for sale. The assets associated with our discontinued operations, including those held for sale, have been evaluated and valued at the estimated fair market values with any resulting impairment charges being reflected in the loss from discontinued operations.

Our products allow our customers to improve the experience and usefulness of their mobile phones.  Our corporate headquarters is based in Southlake, Texas.

As previously discussed in the consolidated financial statements we acquired Shoot It!, LLC, and D Mobile, Inc which expanded our product portfolio applications and technologies for the global mobile communications market.  Since the date of acquisition, we have included the financial results for both companies in our results of operations.

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

Our products and services offer the end user the following benefits:

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and do not include all disclosures required under GAAP for complete financial statements. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. For a summary of significant accounting policies and the means by which we develop estimates thereon, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Annual Report on Form 10-K.  During the six months ended June 30, 2010 the following were also identified as critical:

Business Combinations

Pursuant to ASC 805, “Business Combinations” (“ASC 805”), the Company has used the acquisition method of accounting. The acquisition method of accounting is used for all business combinations where the acquirer is identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. We will recognize separately from goodwill, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree, generally at the acquisition date fair value as defined by Topic 820, Fair Value Measurements. Goodwill as of the acquisition date is measured as the excess of consideration transferred, which is also generally measured at fair value, and the net of the acquisition date amounts of the identifiable assets acquired and the liabilities assumed.

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

Discussion of operating results from continuing operations:

As the Company acquired the operating businesses in the first quarter of 2010, the relevant discussions are as follows:

Shoot It! was not incorporated until April 2009, and thus the operations for the three and six months ended June 30, 2010 is not deemed comparable.  However, revenues have averaged approximately $2,900 per month for the most recent quarter of 2010.  Related Cost of Sales has averaged approximately $3,000 per month for the same period.

D Mobile was not acquired until the first quarter of 2010 as well. However, revenues have averaged approximately $4,900 per month for the most recent quarter of 2010.  Related cost of sales have averaged approximately $15,000 per month for the same period, and general and administrative expenses related to the China operations averaged $72,000 per month.

Total corporate selling, general and administrative expenses increased during the six month period ended June 30, 2010 over the prior year by approximately $1,200,000 primarily as a result of professional fees incurred by the Company for the acquisition and audits of the two businesses acquired, and increase in salaries in 2010 related to personnel additions.

Other income/expenses increased from comparable periods due to the Private Placement Proceeds and related interest accretions and dividend accruals for mandatorily redeemable preferred shares.

Discussion of discontinued operations:

As the Company implemented a plan of restructuring during the second quarter of 2010, the relevant discussion is as follows:

The general and administrative expenses related to discontinued operations totaled $2,377,423 for the six months ended June 30, 2010. These expenses, in approximation, consisted primarily of salaries for $1,073,000, professional fees of $152,000, contract labor of $188,000; travel $86,000, marketing $138,000 and other administrative expenses of $740,423.

The above expense as compared to the six months ended June 30, 2009 of $1,788,949, are higher as a result of ramped up operations in 2010 versus 2009.

Liquidity

Cash provided by continuing operations was $735,018 for the six month period ended June 30, 2010 compared to cash provided by continuing operations of $3,430,798 for the comparable period ended June 30, 2009. In 2009 the cash provided is primarily related to the proceeds from the issuance of common stock totaling $3,889,064 and proceeds from notes payable of $1,433,002, net of cash used in operating activities from continuing operations of $1,771,000. In 2010, cash used in operating activities from continuing operations was $2,281,249.  Also, in 2010 $2,950,000 was provided from a line of credit and subscription agreements for H Preferred Stock.

Cash used in discontinued operations was $1,415,803 for the six month period ended June 30, 2010 compared to cash used in discontinued operations of $1,280,008 for the comparable period ended June 30, 2009. The increase in use of cash is primarily related to the increase in operating expenses in 2010.

During the most recent quarter, the Company obtained $1,300,000 through additional borrowings under an amended line of credit with advances of up to $2,600,000.  The Company also raised $350,000 through the issuance of Series H stock during the quarter ended June 30, 2010.

 In July 2010, the Company authorized Series I Preferred Stock, no par value per share (the “Series I Preferred Stock”). The shares are part of an offering of up to $8,000,000 of Series I Preferred Stock and Warrants (“Offering”). Separate from the Offering, the Company’s subsidiary, D Mobile, Inc. a Delaware corporation (“D Mobile”), is making an offering of up to $15,000,000 of its securities in a private placement (the “D Mobile Offering”).

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4 - Disclosure Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this report an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on that evaluation the CEO and CFO have concluded that the Company's disclosure controls and procedures are adequately designed and were effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Interim CEO and Interim CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

We have implemented additional controls and procedures designed to ensure that the disclosure provided by us meets the then current requirements of the applicable filing made under the Exchange Act. To address our lack of sufficient accounting technical expertise in prior periods, we retained additional accounting technical expertise in April 2010. Other than these there have been no changes in our internal control over financial reporting during the second quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 11, 2009, we commenced litigation against defendants MagicJack, L.P., SJ Labs, Inc., YMAX Corporation and Daniel Borislow (the “Federal Court Litigation”).  On June 9, 2009, the defendant’s claims were dismissed without prejudice.  Prior to the dismissal of the Federal Court Litigation, and in response to the Federal Court Litigation, SJ Labs, Inc. filed an action for declaratory judgment, damages and ancillary relief against the Company in the Court of Common Pleas, Cuyahoga County, Ohio.  We responded to the declaratory judgment action of SJ Labs by asserting the defenses of (1) the action fails to state a claim; (2) the claims are barred because a declaratory action would mot terminate the controversy between the parties; (3) unclean hands; (4) breach of agreements; (5) conversion of confidential information; (6) contributory negligence; (7) failure to mitigate damages; (8) accord and satisfaction; (9) release; and (10) failure of condition precedent.  Additionally, we responded to the declaratory judgment action as a counterclaim-plaintiff alleging causes of action against MagicJack, L.P., SJ Labs, Inc., YMAX Corporation and Daniel Borislow (collectively, the “Defendants”).  We allege that the Defendants: (i) acquired our intellectual property pursuant to contracts preserving its confidentiality; (ii) have improperly used our intellectual property in violation of their contractual commitments, as well as statutory and common law; and (iii) in combination with one another, agreed to conspire to use, convert, or misappropriate the Company’s trade secrets for their own benefit. On July 12, 2010 the parties entered into a confidential settlement agreement and mutual release that resolved all the issues between the parties and ended the litigation.

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

We had losses and an accumulated deficit at June 30, 2010. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms. The financial statements included elsewhere in this report do not include any adjustments that might result from the outcome of these uncertainties. Furthermore, developing and expanding our business will require significant additional capital and other expenditures. Accordingly, if we are not able to increase our revenue, then we may never achieve or sustain profitability and might have to cease operations. Our independent auditors have added an explanatory paragraph in their report expressing substantial doubt about the Company’s ability to continue as a going concern.

We have been able to meet our operating requirement by receiving net proceeds of $350,000 related to our Series H Preferred financing and utilizing an additional $1.3 million of the $ 2.6 million Drawdown loan during the quarter ended June 30, 2010. The Company received approximately $427,000 in proceeds from subscription agreements related to the Series I in July 2010, of which $100,000 was from a director of the Company.  In addition, another director loaned the Company $150,000 to be repaid on the earlier of (i) receipt by the Company of $5,000,000 in subscription agreements or (ii) September 30, 2010. We will need to receive additional capital to continue our operations into 2010.

Until we reach and maintain positive cash flow, which management believes will be in the third quarter of 2011, we will be required to raise additional capital to fund our operations. Financing may not be available to us on commercially reasonable terms, if at all. There is no assurance that we will be successful in raising additional capital or that the proceeds of any future financings will be sufficient to meet our future capital needs. It is not likely that we will be able to continue our business without additional financing.

The price of our common stock has been volatile in the past and may continue to be volatile.

The stock market in general and the market for technology companies in particular, has recently experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2009 to June 30, 2010, the per share closing price of our common stock on the Over-the-Counter Bulletin Board fluctuated from a high of $1.10 to a low of $0.09 both on a post-split basis. We believe that the volatility of the price of our common stock does not solely relate to our performance and is broadly consistent with volatility experienced in our industry. Fluctuations may result from, among other reasons, responses to operating results, announcements by competitors, regulatory changes, economic changes, market valuation of technology firms and general market conditions.

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

Our performance could be adversely affected if we are unable to attract and retain qualified personnel in the fields of engineering, design, contract negotiation, marketing and finance.

Our performance is dependent on the services of our management as well as on our ability to recruit, retain and motivate other key employees in the fields of engineering, design, contract negotiation, marketing and finance. Competition for qualified personnel is intense and there are a limited number of persons with knowledge of and experience in the content acquisition and billboard/electronic media advertising disciplines. We cannot assure you that we will be able to attract and retain key personnel, and the failure to do so could hinder our ability to implement our business strategy and could cause harm to our business.

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

Fluctuation in the value of the Chinese Yuan (Renminbi, or RMB) may have a material adverse effect on the value of your investment.

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

The continued growth in the use of Smart Phones and mobile devices as a medium for communications, business and entertainment is uncertain. If this growth does not continue, our business and financial condition could be materially adversely affected.

The continued market acceptance of the use of Smart Phones and other mobile computing/communication devices as a medium for communication, business and entertainment is subject to a high level of uncertainty. Our future success will depend on our ability to significantly increase revenues, which will require widespread acceptance of the Smart Phone or other mobile devices as a medium for communication, business and entertainment telephone communications. There can be no assurance that the number of consumers using Smart Phones or other mobile devices  will grow. If use of  Smart Phones or other mobile devices for communication, business and entertainment   does not continue to grow, our business and financial condition could be materially adversely affected.

Our ability to do business depends, in part, on our ability to license content   from third parties.

We rely on content licensed from third parties, and there can be no assurance that these third party technology licenses will be available to us on acceptable commercial terms or at all. If we cannot license the content we need on acceptable commercial terms, then our business, financial condition and results of operations will be materially and adversely affected.

Products and services like the ones we offer change rapidly and therefore, we must continually improve them. However, our need to invest in distribution platform design, functionality, and in securing additional content licenses may prevent us from ever being profitable.

Services and products like the ones we offer are continually upgraded in an effort to make them work faster, function easier for the user, provide aesthetically pleasing look and feel and provide more options. Our industry is characterized by the need for continued investment content acquisition and in design of distribution platforms.  If we fail to invest sufficiently in these, , then our products could become less attractive to potential customers, which could have a material adverse effect on our results of operations and financial condition. However, any investment in our distribution platform design, functionality, and in securing additional content licenses  will cause our operating costs to increase. This could prevent us from ever achieving profitability.

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

From our previous business operations in the telephony and VoIP technologies, we have six issued patents and thirteen pending patent applications related to embedded software technology and methods of use. There can be no assurance that these pending patents will be issued, or what the scope of the allowed claims will be issued. Even if the balance of patents pending are issued, the limited legal protection afforded by patent, trademark, trade secret and copyright laws may not be sufficient to protect our proprietary rights to the intellectual property covered by these patents.

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

The market for mobile content distribution is highly competitive, and rapidly changing. In addition to intense competition for distribution of movies, and music, we also face competition from gaming, ring tones, and other content providers.   In the kiosk based distribution arena, there is one similar concept called MOD Systems out of Seattle.  They are placing 57 kiosks in 35 stores located in US airports.  In addition, there are many segment competitors of which include some with Kiosk/Vending Machine based solution and some with web based offerings.  An attribute of these competitors is they are focused on a specific segment such as movies, music, or games and they usually have many titles.  For example in the movie and music space, Redbox rents movies and TV shows from approximately 22,400 vending machine style kiosks. Their revenue is unknown as it is a subsidiary of Coin Star which has $1.2B annual revenue. NCR Corporation has rolled out 6500 Blockbuster Express kiosks in Safeway and convenience stores like Quik Trip, and has additional plans to roll out 10,000 kiosks this year that are similar in style to Redbox.  In the gaming arena, Game Stop, who has 6,450 stores worldwide has entered the kiosk space but are only selling digital add-ons and upgrades for games.

Other peripheral players include Netflix which delivers movies via mail or streams them to a TV or computer.

In addition, there are other “cloud” services where you can stream or download content to your device.  These charge a monthly subscription.  For music you have Spotify, MOG, Napster, Rdio, Pandora, Rhapsody.

Another area of competition comes from companies like iTunes, Amazon, and Wal-Mart where you mainly buy content versus rent.  iTunes also has a far vaster digital library that includes TV shows, apps, games, movies, books, and ringtones.

Redbox, Netflix, and iTunes dominate their respective segments in the content distribution area.

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

Pursuant to the Drawdown Note, as referenced in Note 8 to the financial statements included in Part I of this report and described further under Item 5 below, on May 21, 2010, we issued a warrant (the “Drawdown Warrant”) for the purchase of an additional 60,000 shares of Common Stock. The Drawdown Warrant has a term of three years and an exercise price of $0.20 per share, and provides for cashless exercise.

The sales of the above securities were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance on the private offering exemption from registration provided by Section 4(2) of the Act.

Item 3 - Defaults Upon Senior Securities

None

Item 4 – Reserved

None

Item 5 – Other Information

Amendment and Restatement of Drawdown Note

As referenced in Note 8 to the financial statements included in Part I of this report, on May 21, 2010, the Drawdown Note was amended and restated to provide that in each of the written requests from the Company to the note holder (a “Drawdown Request”), the Drawdown Request must state the purpose for with the proceeds for such drawdown will be utilized, in addition to stating the amount to be drawn down. Each Drawdown Request is now subject to the note holder’s sole and absolute discretion, without a maximum amount. The proceeds of any approved Drawdown Request may only be used for the purpose(s) set forth in such approved Drawdown Request.  As amended, the Drawdown Note accrues interest at a rate of 12% per annum and the principal and interest thereon is due and payable on the earlier of (i) the closing on at least $5,000,000 of subscriptions for newly created shares of Series I Preferred Stock of the Company; or (ii) August 23, 2010.  The note holder may convert all or any portion of the principal balance of and/or accrued but unpaid interest on the Drawdown Note into the securities we anticipate offering in a private placement of equity in the form of Preferred Stock and warrants, at a conversion price equal to the purchase price paid for the Preferred Stock and warrants in the private placement.

Authorization of Series I Preferred Stock

Effective August 12, 2010, we filed a Certificate of Designations of Rights and Preferences of Preferred Stock Series I (the “Certificate of Designations”), which designated 8,000 shares of Preferred Stock Series I, no par value (the “Series I Preferred Shares”).

The Series I Preferred Shares rank pari passu with shares of the Company’s Series F Convertible Preferred Stock, Series G Convertible Preferred Stock and Series H Preferred Stock, but otherwise rank senior to shares of all other series of Common Stock and Preferred Stock of the Company with respect to dividends, distributions, and payments upon liquidation, dissolution, and winding up of the Company.

Each of the Series I Preferred Shares is convertible at the option of the holder into shares of our Common Stock. The number of shares of Common Stock issuable upon conversion is determined by dividing the stated value, or $1,000, by a conversion price (based, in part, on a ten-day dollar volume-weighted average of the trading price of our Common Stock), which may range from $0.10 to $0.20 per share and is subject to further adjustment as provided in the Certificate of Designations. Holders of Series I Preferred Shares are entitled to vote on an as-converted basis with the holders of the Common Stock, except as otherwise required by law or as specifically provided in the Certificate of Designations. As further described in the Certificate of Designations, the holders of Series I Preferred Shares are entitled to elect one director to the Board of Directors.

The Company has the option to redeem all or a portion of the outstanding Series I Preferred Shares at $2,000 per share. Holders of Series I Preferred Shares also have the option to require the Company to redeem their Series I Preferred Shares if the Company fails to pay required dividends to such holders or breaches any material representation, warranty or covenant contained in the Certificate of Designations or in any subscription agreement pursuant to which any Series I Preferred Shares are issued, and such failure or breach is not cured.

The foregoing description of the Series I Preferred Shares is qualified in its entirety by reference to the Certificate of Designations filed herewith and incorporated herein by reference.

2010 Annual Meeting of Shareholders

Our 2010 annual shareholders’ meeting will be held on Wednesday, October 6, 2010. Because the date of the 2010 annual shareholders’ meeting is more than 30 days after the anniversary of the 2009 annual shareholders’ meeting, in accordance with Rule 14a-8 under the Exchange Act, shareholder proposals that are intended to be presented by shareholders at our 2010 annual meeting of shareholders must be received at our principal executive offices by August 20, 2010, which we consider to be a reasonable time before we begin to print and send our proxy materials.

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
Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 1, 2009

3.12	Amendment to the Company’s Articles of Incorporation filed September 10, 2009	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 10, 2009

3.13	Certificate of Designations of Rights and Preferences of Series G Convertible Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 19, 2010

3.14	Amendment to Bylaws, dated February 12, 2010	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 19, 2010

3.15	Certificate of Designations of Rights and Preferences of Series H Convertible Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 10, 2010

3.16	Certificate of Designations of Rights and Preferences of Preferred Stock Series I	Filed herewith

4.1	Amended and Restated 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement filed June 25, 2009

4.2	2009 Omnibus Long Term Incentive Plan	Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement filed January 8, 2010

10.1	Amended and Restated Drawdown Promissory Note issued to Butterfield Family Trust U/A/D 1/12/99 dated May 21, 2010	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer	Filed herewith

Exhibit No.	Exhibit	Method of Filing

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Company’s Principal Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Company’s Principal Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOS COMMUNICATIONS, INC.

By:	/s/ Andrew L. Berman
Andrew L. Berman

Chief Executive Officer

Date:	August 13, 2010

By:	/s/ Richard H. Roberson
Richard H. Roberson

Chief Executive Officer

Date:	August 13, 2010