Form 10-Q
period 2010-09-30
Geos Communications, Inc.
filed 2010-11-15
CIK 949371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Number of Common Shares outstanding at November 15, 2010: 36,619,966

INDEX

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
NOTE: These consolidated financial statements and notes reflect the Company’s Condensed Consolidated Balance Sheets at September 30, 2010 (unaudited) and December 31, 2009, the unaudited Condensed Consolidated Statements of Operations for the three and  nine months ended September 30, 2010 and 2009, and unaudited condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009.
GEOS COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$330,740	$1,041,830
Accounts Receivable	35,063	-
Prepaid Expenses and Other Current Assets	331,985	17,826
Total Current Assets	697,788	1,059,656

Property and Equipment, Net	610,528	1,145,419
Other Assets:
Goodwill	2,144,192	-
Other Intangible Assets, Net of Amortization	3,144,713	2,441,900
Deposits	47,220	83,489
Investment, at Cost	-	250,000
Notes Receivable	-	60,000
Assets Held For Sale	178,254	305,157
Total Other Assets	5,514,379	3,140,546
Total Assets	$6,822,695	$5,345,621
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$883,312	$344,261
Accrued Expenses	1,084,914	1,091,552
Liabilities Related to Assets Held For Sale	631,069	72,247
Convertible Bonds	50,000	50,000
Notes Payable	159,000	9,000
Borrowing under Line of Credit	2,600,000	-
Total Current Liabilities	5,408,295	1,567,060
Series A–D, Preferred Shares subject to mandatory redemption	9,414,220	7,880,627
Series G Preferred Shares subject to mandatory redemption	3,975,707	-
Total Liabilities	18,798,222	9,447,687
Series F Convertible Preferred Shares, 5,000,000 Shares Authorized, and 7,570 Shares Issued and Outstanding	5,047,057	5,047,057
Series H Convertible Preferred Shares, 20,000 Shares Authorized, and 350 Shares Issued and Outstanding	232,482	-
Series I Convertible Preferred Shares, 20,000 Shares Authorized, and 427 Shares Issued and Outstanding	288,445	-
Commitments And Contingencies
Stockholders’ Deficit:
Common Stock, No Par Value, 500,000,000 Shares Authorized and 36,619,966 Shares Issued and Outstanding	50,050,457	46,705,124
Accumulated Deficit	(67,581,615)	(55,854,247
Stockholders’ Deficit	(17,531,158)	(9,149,123)
Noncontrolling Interest in Subsidiary	(12,353)	-
Total Stockholders’ Deficit	(17,543,511)	(9,149,123)
Total Liabilities and Stockholders’ Deficit	$6,822,695	$5,345,621

The accompanying Notes are an integral part of these condensed consolidated financial statements.

GEOS COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Net Revenue	$31,992	$-	$67,390	$-
Cost of Revenue	77,793	-	143,657	-
Gross Profit (Loss)	(45,801)	-	(76,267)	-

General and Administrative Expenses	1,750,293	1,042,124	5,401,479	3,761,314

Loss From Operations	(1,796,094)	(1,042,124)	(5,477,746)	(3,761,314)

Other Income (Expense):
Interest Income	13,369	-	14,765	1,474
Interest Expense	(839,136)	(616,381)	(2,229,310)	(1,090,733)
Gain on Forbearance of Debt	-	4,122	-	116,658
Loss on Debt Extinguishment	-	(1,469,523)	-	(1,469,523)
Total Other Income (Expense)	(825,767)	(2,081,782)	(2,214,545)	(2,442,124)

Loss from continuing operations	(2,621,861)	(3,123,906)	(7,692,291)	(6,203,438)

Income (Loss) from discontinued operations, net of $0 tax benefits	44,842	(1,049,258)	(3,441,026)	(2,787,299)

Net loss	(2,577,019)	(4,173,164)	(11,133,317)	(8,990,737)

Losses attributable to Noncontrolling Interest in Subsidiary	54,027	-	54,027	-

Losses attributable to Geos	(2,522,992)	(4,173,164)	(11,079,290)	(8,990,737)

Dividends associated with beneficial conversion features, Series I Preferred Stock and Series H and I Preferred Stock, respectively	(172,640)		(295,678)
Dividends for Series F, H and I Preferred Stock	(127,999)	(770,258)	(355,580)	(2,870,825)
Net Loss attributable to Common Shareholders	$(2,823,631)	$(4,943,422)	$(11,730,548)	$(11,861,562)

Weighted Average Common Shares Outstanding:
Basic and Diluted	36,619,966	28,253,922	33,986,433	28,829,666
Basic and Diluted Loss Per Common Share:
Continuing Operations	$(.07)	$(.11)	$(.23)	$(.22)
Discontinued Operations	.00	(.04)	(. 10)	(. 10)
Net Loss attributable to Geos Common Shareholders	$(.08)	$(.17)	$(.35)	$(.41)

The accompanying Notes are an integral part of these condensed consolidated financial statements.

GEOS COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months Ended September 30, 2010	Nine months Ended September 30, 2009

Cash Flows From Operations:
Net Loss	$(11,133,317)	$(8,990,737))
Loss from discontinued operations	3,441,026	2,787,299
Adjustments to Reconcile Net Loss to Net
Cash Used In Operating Activities:
Depreciation and amortization	467,259	189,962
Amortization of loan fees	-	270,411
Warrants issued for services	229,825	1,313,978
Stock based compensation	696,844	222,973
Accretion of interest and dividends on Preferred Stock Liabilities	2,022,960	-
Loss on extinguishment of debt	-	1,469,523
Gain on forbearance of debt	-	(116,658))
Change in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts Receivable	35,063	-
Prepaid Expenses, net of prepaid loan fees	(102,129)	(238,053))
Accounts Payable and Accrued Expenses	672,160	460,170
Net Cash Used In Operating Activities:	(3,740,435)	(2,631,132))
Cash Flows From Investing Activities:
Cash returned on deposits	64,109	-
Acquisitions, net of cash acquired	119,674	-
Capital expenditures	(65,257)	-
Cash proceeds from sale of subsidiary stock	1,000,000	-
Net Cash Provided by Investing Activities	1,118,526	-
Cash Flows From Financing Activities:
Proceeds from convertible notes and notes payable	-	1,433,002
Repayment of Notes Payable	-	(722,482))
Issuance of common stock	-	456,564
Proceeds from issuance of Series F Preferred stock		5,650,000
Foreign currency translation	3,961
Issuance of Series H and I Preferred stock	777,000	-
Proceeds from line of credit and note payable	2,750,000	-
Net Cash Provided By Financing Activities	3,530,961	6,817,084

Increase in Cash and Cash Equivalents From Continuing Operations	909,052	4,185,952

Cash Flow From Discontinued Operations:
Operating Cash Flows	(1,620,142)	(2,042,938))
Investing Cash Flows	-	(292,727)
Financing Cash Flows	-
Decrease in Cash and Cash Equivalents From Discontinued Operations	(1, 620,142)	(2,335,665))

Increase (Decrease) in Cash and Cash Equivalents	(711,090)	1,850,287
Balance, Beginning of period	1,041,830	2,645
Balance, End of period	$330,740	$1,852,932
Non-Cash Investing and Financing Activities:
Issuance of common stock for dividends on Preferred Stock Series F and H	674,710	-
Acquisition of Shoot It! and D Mobile through the issuance of Series G preferred shares and warrants	$3,486,340	$-
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

The Company, a Washington corporation, was incorporated as “Transit Information Systems, Inc.” on October 17, 1988.  In March 2004, the Company changed its name to “i2 Telecom International, Inc.”  In September 2009, the Company  changed its name from “i2 Telecom International, Inc.” to “Geos Communications, Inc.”

Geos is a Delaware corporation, and a developer and distributor of mobile applications and services.

On June 17, 2010, the Company’s board of directors approved a plan by which the Company discontinued offering its VoIP and telephony services directly to consumer and enterprise customers.  Under the plan the Company implemented a reduction-in-force and closed its network switching operations located in Atlanta, Georgia. As such all related operations have been presented as discontinued operations and the network switching equipment has been classified as held for sale.  The Company is in negotiations for the sale of its telephony network assets.

The Company is continuing to monetize its intellectual property portfolio and focus its efforts on accelerating the growth and expansion of its digital content distribution platform.

On February 19, 2010, we acquired Shoot It!, LLC (“Shoot It!”), which expanded our product portfolio applications and technologies for the global mobile communications market.  Since the date of acquisition, we have included the financial results for Shoot It! in our results of operations.

On March 1, 2010, we acquired D Mobile, Inc. (“D Mobile”), which provides us with a platform for mobile content distribution in China, the world’s largest mobile communications market, and expands our global presence. D Mobile, which operates under the brand name Duo Guo, is a retail channel for the discovery and download of licensed mobile media content in China. We have included the results of operations for D Mobile since the date of acquisition in our results of operations.

In addition, we have begun marketing the mobile content distribution platform globally, including the U.S., and we are developing product offerings and business models that are appropriate for the culture and business practices of those unique markets.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not generated positive cash flows from operations and has accumulated losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described below. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We effected a 1:10 reverse split of our common stock effective May 14, 2009, and all references to shares and per share amounts retroactively reflect the reverse stock split for all periods presented.

 LIQUIDITY AND MANAGEMENT’S PLANS

As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $11,133,317 during the nine months ended September 30, 2010, the Company’s current liabilities exceeded its current assets by $ 4,710,507 and its total liabilities (which includes the Preferred Shares subject to mandatory redemption of $13,389,927) exceeded its total assets by $11,975,527 as of September 30, 2010.

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

The Company has undertaken a number of specific steps to achieve positive cash flow in the future.  These actions include the two acquisitions consummated in the first quarter of 2010, as well as the Company’s issuance of the Drawdown Note (as defined under Note 8 below) obtaining several notes payable, and completion of equity placements (described in the following footnotes). The Company has taken further action to reduce its cash flow concerns by discontinuing the VoIP operations, which has resulted in a significant reduction in personnel and associated salaries and operating costs. In addition, the Company has identified several new business strategies that may enable the Company to reach its profitability goals.

Our strategy is to raise additional capital to enable the Company to realize the market opportunities for  its mobile content distribution business.  In July 2010, the Company received subscriptions for its Series I Preferred Shares totaling $427,000.  As of September 30, 2010, the Company sold 10% of its investment in its subsidiary D Mobile for $1,000,000. The Company also intends to solicit subscriptions for common shares of its subsidiary, D  Mobile.

In October 2010, the Company sold an additional 10% of the outstanding equity interests in D Mobile for an additional $1,000,000. The Company is also in negotiations with several companies to enable the Company to ultimately expand the market and revenues for its products and services.

The financial statements do not include any adjustments that might result from this uncertainty.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements of Geos Communications, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Geos Communications, Inc. (DE), Geos Communications IP Holdings, Inc. (“Geos IP Holdings”),  SuperCaller Community, Inc. (“SuperCaller”), Shoot It!, and D Mobile, all of which, except for D Mobile, are, directly or indirectly, wholly-owned subsidiaries of the Company.  As of September 30, 2010, the Company owned 90% of D Mobile.  All significant intercompany accounts and transactions have been eliminated in consolidation.

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles). The FASB ASC became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. The new codification system organizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. This standard, which is now considered FASB ASC Topic No.105, became effective for financial statements issued for reporting periods that end after September 15, 2009.

Accordingly, previous references to GAAP accounting standards are no longer used by the Company in its disclosures including these notes to the consolidated financial statements.  The codification does not affect the Company’s consolidated balance sheet, cash flows or results of operations.

Interim Condensed Financial Statements

The condensed consolidated financial statements included herein have been prepared by Geos Communications, Inc. and are unaudited, except for the condensed consolidated balance sheet at December 31, 2009, which has been derived from audited consolidated financial statements at that date on the basis of GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of September 30, 2010, the results of operations for each of the three and nine months ended September 30, 2010 and 2009, and the cash flows for the nine months ended September 30, 2010 and 2009. In addition, operating results for the nine months ended September 30, 2010 is not necessarily indicative of results that may be expected for the year ending December 31, 2010.

Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.

Discontinued Operations and Assets Held For Sale

We have reclassified for all periods presented in the accompanying Consolidated Statements of Operations, the amounts related to the discontinued operations in accordance with the applicable accounting criteria. In addition, long-lived assets and related liabilities classified as held for sale are reported separately in the accompanying condensed consolidated balance sheets.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectability is probable, delivery of a product has occurred or services have been rendered and title and risk of loss has transferred. Revenues include shipping and handling costs billed to the customers.

Business Combinations

Pursuant to ASC 805, “Business Combinations” (“ASC 805”), the Company has used the acquisition method of accounting. The acquisition method of accounting is used for all business combinations where the acquiror is identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. We will recognize separately from goodwill, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree, generally at the acquisition date fair value as defined by Topic 820, Fair Value Measurements. Goodwill as of the acquisition date is measured as the excess of consideration transferred, which is also generally measured at fair value, and the net of the acquisition date fair value amounts of the identifiable assets acquired and the liabilities assumed.

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

Noncontrolling Interests

The Company received $1,000,000, as of September 30, 2010, for the sale of 10% of its equity interest in D Mobile. ASC Topic No. 810, Non-controlling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.

Changes in a parent’s ownership interest in a consolidated subsidiary that do not result in a change in control are accounted for as equity transactions. Such changes do not affect earnings or the carrying values of assets and liabilities (including goodwill). Therefore, a parent does not recognize any gain or loss from a sale of shares of a consolidated subsidiary. Instead, the carrying amount of the noncontrolling interest is adjusted to reflect the change in ownership interest in the subsidiary. Any difference between the fair value of the consideration received or paid and the amount by which the noncontrolling interest is adjusted is recognized in equity attributable to the parent.

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying amounts and fair values for Convertible debt, Preferred Stock Series F, G, H and I, as well as Preferred Stock Series A–D of Geos IP Holdings, are presented in the following Notes.

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

ASC 805 requires an entity:

●	to record and expense separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.
●	to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.
●	to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.
●	to recognize contingent consideration at the date of acquisition based on the fair value at that date.

Goodwill is required to be tested at least on an annual basis for impairment or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company assesses goodwill for impairment by periodically comparing the fair value of its reporting units to their carrying amounts to determine if there is potential impairment. Fair values for reporting units are determined based on discounted cash flows, market multiples or appraised values as appropriate. As of September 30, 2010, there was no impairment indicated.

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

Debt Extinguishment

On July 1, 2009, we offered to certain of our existing note holders the opportunity to exchange some or all of the principal, interest and loan fees under $6,328,212 of notes, which included all accrued interest and related fees, (the “Debt”) for different series of preferred stock of Geos Communications IP Holdings, Inc. This exchange was deemed to be debt extinguishment for the notes payable according to the ASC Topic No.405- Liabilities and 470-50 – Debt, Modifications and Extinguishments. As a result of this exchange a loss on debt extinguishment of $1,469,523 was recorded and is included in the Consolidated Statement of Operations for the year ended December 31, 2009.

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

Income Taxes

The Company files a consolidated federal income tax return with its wholly-owned and majority-owned subsidiaries. The Company is a C-Corporation under the provisions of the Internal Revenue Code. We utilize the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using enacted tax rates expected to be in effect at when the temporary differences reverse in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Net operating losses (“NOLs”) may be limited, and the Company is in the process of determining if such a triggering event took place.  The Company is in the process of determining if a change in control, for purposes of Internal Revenue Code section 382, occurred during a testing period in 2009.  If it is determined there was a change in control, the net operating losses will be subject to an annual limitation on their utilization.  At this time, the annual limitation, if any, is not readily determinable.

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

Preferred Shares

The Company applies the guidance enumerated in ASC Topic No. 480 “Distinguishing Liabilities from Equity,” and “Classification and Measurement of Redeemable Securities,” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured initially at fair value and are accreted to the mandatory redemption value using the effective interest method.   Accretion and dividends are recorded as interest expense in the Consolidated Statement of Operations.  As of September 30, 2010, the Company had recorded liabilities related to Series A–D Preferred Shares of Geos IP Holdings and the Company’s Series G Preferred Shares subject to mandatory redemption features, which amounted to $9,414,220 and $3,975,707, respectively.

The Company classifies conditionally redeemable convertible preferred shares, which includes preferred shares subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity. As of September 30, 2010, the Company had recorded as temporary equity Series F, H and I Preferred Shares totaling $5,047,057, $232,482 and $288,445, respectively.  Dividends on preferred shares included in temporary equity and equity are recorded as Dividends on Preferred Stock below Net Loss on the Consolidated Statement of Operations.

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

New Accounting Pronouncements

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board issued guidance that changed the consolidation model for variable interest entities (VIEs). This guidance requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether a company (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard is effective at the beginning of 2010 and must be applied retrospectively. The adoption of this guidance did not have any impact on our financial statements.

NOTE 3.  ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets held for sale:

As described in Note 2, at September  30, 2010, the Company classified disposal groups (comprising network switching equipment) as held for sale. The Group reported these items in other assets and other liabilities and presented them at the lower of their carrying amount or fair value less costs to sell resulting in an impairment loss of $143,298 relating to the estimated disposal losses. The balance classified as held for sale consisted primarily of equipment.

Liabilities related to Assets Held for Sale as of September 30, 2010 totaled $ 631,069 which consisted of accounts payable for switch hardware security totaling $176,160, and accrued expenses of $454,910 related to the termination of software licenses and operating contracts related to the switching operations in Atlanta, Georgia.

Results from discontinued operations:

Included in prepaid assets and deposits are $27,840 of assets related to discontinued operations as of September 30, 2010. For the three months ended September 30, 2010, prepaid assets decreased by $15,749.

For the second quarter ended June 30, 2010, total impairment of $1,047,040 was recorded and consisted of $143,298 related to software held for sale, and $904,409 related to equipment. There were no remaining costs for equipment after impairment related to discontinued operations. For the three months ended September 30, 2010, there were no additional impairments.

Included in accrued expenses is $203,290 of FCC charges and advertising costs related to discontinued operations as of September 30, 2010. For the three months ended September 30, 2010, accrued expenses decreased by $19,620.
In addition, during the third quarter the Company settled certain accrued expenses for less than amounts due.

The following table presents the Condensed Consolidated Statement of Operations from the Company’s discontinued operations until their respective divestment dates.

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Revenues	$-	$167,244	$97,991	$312,562
Cost of Sales	-	227,711	113,965	307,787
Gross Profit (loss)	-	(60,467)	(15,974)	4,775

General and Administrative expenses	44,842	2,332,852	1,003,124	2,792,074
Impairment Losses		1,047,707		-
Loss from Discontinued Operations	(44,842)	(3,441,026)	$(1,019,098)	(2,787,299)
Tax Benefit		-
Net Loss from Discontinued Operations	$(44,842)	$(3,441,026)	$(1,019,098)	$(2,787,299)

No benefit or provision for income taxes has been recorded due to the uncertainty of the realization of any deferred tax assets.

NOTE 4.  ACQUISITION OF SHOOT IT! AND D MOBILE

Shoot It! Acquisition

On February 19, 2010, the Company entered into and closed an Agreement and Plan of Merger (the “Shoot It! Merger Agreement)” with Shoot It!, certain security holders of Shoot It!, and Shoot It! Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Shoot It! Merger Sub”).  Subject to the terms and conditions of the Shoot It! Merger Agreement, Shoot It! was merged with and into Shoot It! Merger Sub (the “Shoot It! Merger”) with Shoot It! Merger Sub surviving as a wholly-owned subsidiary of the Company.

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

Including the results of Shoot It! as if the acquisition occurred on January 1, 2010, the pro forma net loss, and net loss attributable to the common shareholders would have been $10,331,972 and $10,983,230, respectively, for the nine months ended September 30, 2010. Shoot It! was incorporated on April 15, 2009, and, as such, pro forma results from 2009 have not been presented since they are not materially different from stated results. The pro forma information is for informational purposes only and is not intended to be indicative of the actual combined results that would have been reported had the transactions occurred on the dates indicated nor does the information represent a forecast of the combined financial results of the Company or Shoot It! for any future period.  The actual operating results of Shoot It! contained in the accompanying condensed consolidated financial statements include net revenues of $25,259, and net losses of $225,039.

D Mobile Acquisition

As of March 1, 2010, the Company acquired 100% of the common stock of D Mobile through the issuance of 3,111 shares of Geos’ newly issued Series G Preferred Stock, application of a Note Receivable of $120,000 and cash of $75,000.   D Mobile currently operates a retail channel for the discovery and download of licensed mobile content under the brand name Duo Guo in China.  The purpose of the acquisition was to obtain a retail platform for the distribution of mobile content.  The condensed consolidated financial statements of the Company reflect the D Mobile acquisition being accounted for as an acquisition in accordance with ACS 805 in the Broad Transactions-Business Combinations topic (formerly SFAS 141r).  Transaction costs associated with the acquisition have been expensed and were not significant.  The acquired goodwill is treated as non-deductible for income tax purposes.  The results of operations of D Mobile are included in the Company’s condensed consolidated statement of operations from the date of acquisition.  Goodwill consists of the excess of the fair value of any consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair value of net identifiable asset acquired, consisting of assets acquired less liabilities assumed.

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

Including the results of D Mobile as if the acquisition occurred on January 1, 2010, the pro forma net loss, and net loss attributable to the common shareholders would have been $10,979,656 and $11,630,914, respectively, for the nine month period ended September 30, 2010, and $5,248,314 and $7,348,880, respectively, for the comparable period ended September 30, 2009. The proforma information is for informational purposes only and is not intended to be indicative of the actual combined results that would have been reported had the transactions occurred on the dates indicated nor does the information represent a forecast of the combined financial results of the Company or D Mobile for any future period.  The actual operating results of D Mobile contained in the accompanying condensed consolidated financial statements include net revenues of $42,131 and net losses of $852,457 since the date of acquisition.

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

Including the combined results of Shoot It! and D Mobile as if the acquisition occurred on January 1, 2010, the proforma net loss, and net loss attributable to the common shareholders would have been $11,309,835 and $11,961,093, respectively for the nine month period ended September 30, 2010, and $9,654,848 and $12,525,673, respectively, for the comparable period ended September 30, 2009. The pro forma information is for informational purposes only and is not intended to be indicative of the actual combined results that would have been reported had the transactions occurred on the dates indicated nor does the information represent a forecast of the combined financial results of the Company or D Mobile for any future period.  The actual combined operating results of Shoot It! and D Mobile contained in the accompanying condensed consolidated financial statements include net revenues of $67,390 and net losses of $1,077,497 since the date of acquisition through September 30, 2010.

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

The Company applies the guidance enumerated in ASC Topic No. 480 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and “Classification and Measurement of Redeemable Securities,” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured initially at fair value with accretion of interest expense and dividends related to the shares added to the mandatory redemption value using the effective interest method.  The fair value at date of the acquisitions was $3,323,222.  We have accreted interest of $380,969, and dividends of $184,717 through September 30, 2010, less payment of dividends totaling $75,847 in common shares; and have included the fair value of the warrants of $163,118, resulting in a balance of $3,975,707 as of September 30, 2010.

NOTE 5.  PROPERTY AND EQUIPMENT

Estimated lives range from five to ten years. Depreciation charged to operations was $118,938 for the nine months ended September 30, 2010.

The major components of property and equipment at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
Network Equipment	$-	13,755
Office Equipment	95,244	368,148
Software	40,433	1,077,322
Software Development	26,506	861,119
Lab Equipment	-	39,577
Furniture and Fixtures	469,096	46,884
Purchased Technology	319,000	-
	950,279	2,406,805
Less: Accumulated Depreciation and Amortization	338,751	1,261,386
Net Property and Equipment	$610,528	$1,145,419

NOTE 6.  INTANGIBLE ASSETS

Intangible assets at September 30, 2010, and December 31, 2009, consisted of the following, at cost:

	September 30, 2010	December 31, 2009
Patent Pending Technology	$3,190,917	$3,190,917
Trademarks	274,017	274,017
Non-Compete	82,000	-
Trade Names	971,000	-
	4,517,934	3,464,934
Accumulated Amortization	1,373,221	1,023,034
Intangible Assets, net	$3,144,713	$2,441,900

The Company has six patents which have been granted, and thirteen patent applications pending.  The life of the technology and trademarks is estimated to be ten years and is being amortized, beginning January 1, 2007 over a ten year period. The life of the Non Compete and Trade Name are two and ten, respectively. As of September 30, 2010, the Company has determined there is no impairment of the intangible assets.

Amortization expense totaled $348,321 for the nine months ended September 30, 2010.

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

Convertible bonds at their carrying value, which approximated fair value consisted of the following as of September 30, 2010:

Description	September 30, 2010
December 2006 6% Convertible Bonds	$50,000
February 2007 6% Convertible Bonds	-0-
$50,000

NOTE 8.   CONVERTIBLE BONDS, NOTES PAYABLE, BORROWINGS UNDER LINE OF CREDIT, and SERIES A–D PREFERRED SHARES OF GEOS IP HOLDINGS (Series G Preferred Shares discussed in Footnote Number 3 above)

Convertible Bonds and Series A-D Preferred Shares

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

With assistance from an independent third party, the Company determined the initial fair value of the Series A–D Preferred Shares to be $7,028,630. Subsequently, $688,849 has been accreted for interest, plus dividends of $333,547 for the nine months ended September 30, 2010, and $574,041 and $277,955, respectively as of December 31, 2009, resulting in a balance of $9,414,220 as of September 30, 2010.

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

Notes Payable

On February 23, 2010, the Company issued a Drawdown Promissory Note (included in the Consolidated Balance Sheets under “Borrowing under Line of Credit”) in an amount up to an amended maximum of $2,600,000 (as subsequently amended, the “Drawdown Note”). The Drawdown Note accrues interest at a rate of 12% per annum and the principal and interest thereon is due and payable on the earlier of (i) the closing on at least $5,000,000 of subscriptions for newly created shares of Series I Preferred Stock of the Company; or (ii) August 23, 2010 (the “Maturity Date”) or extensions.  The note holder may convert all or any portion of the principal balance of and/or accrued but unpaid interest on the Drawdown Note into the securities we anticipate offering in a private placement of equity in the form of  Preferred Stock and warrants, at a conversion price equal to the purchase price paid for the Preferred Stock and warrants in the private placement. The Drawdown Note requires the issuance of a warrant to purchase 10,000 shares of Common Stock for each $100,000 drawdown there under at a purchase price of $0.20 per share.  The term of each warrant is three years from date of issuance. At September 30, 2010, $2.6 million was outstanding. The carrying value approximated the fair value as of September 30, 2010. In addition, the note was extended to a maturity date of March 31, 2011 and as compensation for extending the maturity date on the Drawdown Note the Company issued a warrant to purchase 572,000 shares of Common Stock at a purchase price of $0.08 per share.

On July 1, 2010, a director loaned the Company $150,000 to be repaid on the earlier of (i) the receipt and acceptance of $5,000,000 in subscriptions under the D Mobile Offering (as described under Item 2 below) or (ii) September 30, 2010, which date was subsequently extended to March 31, 2011. As compensation for extending the maturity date on the loan, the Company issued the director a warrant to purchase 33,000 shares of Common Stock at a purchase price of $0.08 per share.  The note bears interests at 12%.

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

The Series F holders may convert, at their discretion, the Series F Preferred shares into Common Shares at a conversion price of $0.50, resulting in 15,100,000 shares of Common Stock.  There have been no conversions as of September 30, 2010.

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

In connection with the issuance of 7,550 Series F Preferred Shares as of December 31, 2009, plus an additional 20 shares issued as of September 30, 2010, 7,570,000 warrants were also issued.  The proceeds of $7,550,000 were allocated based on the relative fair values of the underlying shares and warrants.  The value allocated to the multiple issuances during 2009 was $5,047,057 as of December 31, 2009. The Shares are shown as temporary equity on the Consolidated Balance Sheets and is outside of stockholders’ equity because such shares are contingently redeemable because payment of required dividend is not within the control of the Company. The beneficial conversion feature totaled $2,870,825, and was included in Common Stock, No Par, as of December 31, 2009, and was recognized as a return on the Series F Preferred Shares in the period of issuance because the Series F Preferred Shares were immediately convertible.

The value allocated to the warrants issued to investors, and warrants issued to pay transaction costs was $2,502,943, and was included in Common Stock, no par, as of December 31, 2009.  The warrants are exercisable at any time at $.63, for a period of three years. As of September 30, 2010 there was no exercise of warrants.

During the nine months ended September 30, 2010, and for the year ended December 31, 2009, the Company accrued dividends of 6% totaling of $516,465 and $176,844, respectively which are due semiannually. As of September 30, 2010, $402,031 in dividends was paid in common stock. The remaining balance at September 30, 2010 was $114,434 and is included in accrued expenses on the Consolidated Balance Sheets.

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

Each of the Series H Preferred Shares is convertible at the option of the holder into shares of our Common Stock, no par value (“Common Stock”). The number of shares of Common Stock issuable upon conversion is determined by dividing the stated value, or $1,000, by a conversion price of $0.20, subject to adjustment as provided in the Certificate of Designations. Holders of Series H Preferred Shares are entitled to vote on an as-converted basis with the holders of the Common Stock, except as otherwise required by law or as specifically provided in the Certificate of Designations. As further described in the Certificate of Designations, the holders of Series H Preferred Shares are entitled to elect one director to the Board of Directors.

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

In connection with the issuance of 350 Series H Preferred Shares, warrants for the purchase of 875,000 shares of Common Stock were also issued.  The proceeds of $350,000 were allocated based on the relative fair values of the underlying shares and warrants.  The value allocated to the multiple issuances at date of issuance was $232,492. The shares are shown as temporary equity on the Consolidated Balance Sheets and are outside of stockholders’ equity because such shares are contingently redeemable because payment of required dividend is not within the control of the Company. The beneficial conversion feature totaled $117,508, and was included in Common Stock, No Par, as of September 30, 2010, and was recognized as a return on the Series F Preferred Shares in the period of issuance because the Preferred Stock was immediately convertible.

The value allocated to the warrants issued to investors, and warrants issued to pay transaction costs, was $123,038, and was included in Common Stock, no par, as of September 30, 2010.  The warrants are exercisable at any time at $.20, for a period of three years. As of September 30, 2010, there was no exercise of warrants.

During the nine months ended September 30, 2010, the Company accrued dividends of 6% totaling $9,419. As of September 30, 2010 $4,126 in dividends was paid in common stock. The remaining balance at September 30, 2010 of $5,293 is included in accrued expenses on the Consolidated Balance Sheets.

NOTE 11.  SERIES I CONVERTIBLE PREFERRED STOCK

In July 2010, the Board of Directors authorized the creation of Series I Preferred Stock, no par value per share (the “Series I Preferred Shares”). The shares are part of an offering of up to $12,000,000 of Series I Preferred Stock and Warrants. The Company received approximately $427,000 in proceeds from subscription agreements related to the Series I Preferred Stock during the third quarter ended September 30, 2010, of which $100,000 was from a director of the Company.

The Series I Preferred Shares rank pari passu with shares of the Company’s Series F, H and G Convertible Preferred Stock, but otherwise rank senior to shares of all other series of Common Stock and Preferred Stock of the Company with respect to dividends, distributions, and payments upon liquidation, dissolution, and winding up of the Company.

Each of the Series I Preferred Shares are convertible into common stock of the Company at the election of the holder beginning 6 months after the issuance date.  The Conversion Price is the weighted average price of the common stock for the 10 days prior to delivery of the conversion notice.  However, the conversion price cannot be below $0.10 per share or above $0.20 per share.  The number of shares issued upon conversion is determined by dividing the stated value of $1,000 by the conversion price.

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

In connection with the issuance of 427 Series I Preferred Shares, warrants for the purchase of 1,510,330 shares of Common Stock were also issued.  The proceeds of $427,000 were allocated based on the relative fair values of the underlying shares and warrants.  The value allocated to the multiple issuances at date of issuance was $426,993. The Shares are shown as temporary equity on the Consolidated Balance Sheets and is outside of stockholders’ equity because such shares are contingently redeemable because payment of required dividend is not within the control of the Company.

The value allocated to the warrants issued to investors was $138,555, and was included in Common Stock, no par, as of September 30, 2010. For every share of Common Stock that the Series I Preferred Shares may convert into at the conversion price on the issue date, the Investor(s) will receive 50% of a warrant which will be exercisable for Common Stock at a price of $0.20 per share.  These warrants will mature 3-years from the issue date.   The warrants are callable for $0.01 per warrant if the shares of Common Stock trade at or above 200% of the exercise price according to the VWAP for 20 business days. As of September 30, 2010, there was no exercise of warrants.

During the nine months ended September 30, 2010, the Company accrued dividends of 8% totaling $8,272. The dividends are due semiannually are included in accrued expenses on the Consolidated Balance Sheets.

NOTE 12.  COMMON STOCK AND STOCK OPTIONS AND WARRANTS

On May 14, 2009, the Company and Board of Directors approved a ten for one reverse stock split.  As such, all Common Stock share prices and amounts have been retroactively adjusted accordingly for all periods presented.

During 2004 and 2009, the Company’s board of directors approved a stock option plan for its officers, directors and certain key employees. The 2009 stock option plan and the options issued thereunder are awaiting approval by the shareholders or will be replaced by a 2010 stock option plan which will be required to be approved by the shareholders.. Generally, the options vest over a period of three years. Compensation expense is based upon straight-line amortization of the grant-date fair value over the implicit vesting period of the underlying stock option. In accordance with ASC Topic No. 718 and No. 505, the fair value of each stock option grant was estimated on the date of the grant, using the Black–Scholes option-pricing model.

The Company did not grant any stock options during the three months ended September 30, 2010.

The Company also issued 15,000 stock warrants during the three months ended September 30, 2010, to certain investors, which vest upon issuance, and are accordingly expensed, with expiration dates of three years. The warrant fair value was determined by using the Black–Scholes option pricing model. Variables used in the Black–Scholes option-pricing model include (1) risk-free interest rate of .48%, (2) expected warrant life of 1.5 years, (3) expected volatility of 224%, and (4) zero expected dividends.

Information regarding stock options and warrants outstanding as of September 30, 2010 are summarized below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	23,339,944	$0.74
Options Granted	-	-
Warrants Granted	90,000	0.30
Canceled	(1,809,482)	(1.06)
Exercised	-	-
Outstanding at March 31, 2010	21,620,462	$.73
Options Granted	3,930,532	0.20
Warrants Granted	1,065,000	0.20
Canceled	(1,407,570)	(1.12)
Exercised	-	-
Outstanding at June 30, 2010	25,208,424	$.63
Warrants Granted	15,000	.12
Canceled	(319,097)	.47
Exercised	-	-
Outstanding at September 30, 2010	24,904,327	$.63

Exercisable at September 30, 2010	19,987,478	$.66

The exercise price for options outstanding and exercisable at September 30, 2010 was as follows:

	Shares	Weighted	Weighted	Shares	Weighted
	Underlying	Average	Average	Underlying	Average
Range of	Options	Remaining	Exercise	Options	Exercise
Exercise Prices	Outstanding	Contractual Life (Years)	Price	Exercisable	Price

$ .01-$2.00	9,510,304	3.25	$0.50	4,593,455	$0.42

The exercise price for warrants outstanding at September 30, 2010 was as follows:

	Shares	Weighted	Weighted	Shares	Weighted
	Underlying	Average	Average	Underlying	Average
Range of	Warrants	Remaining	Exercise	Warrants	Exercise
Exercise Prices	Outstanding	Contractual Life (Years)	Price	Exercisable	Price

$ .01-$1.00	15,394,023	1.88	$0.71	15,349,023	$0.71

During the nine months ended September 30, 2010, total compensation costs recognized in expense from stock options was $205,869, and is included in general and administrative expenses on the Consolidated Statement of Operations. As of September 30, 2010, there was unrecognized compensation expense related to non-vested stock option agreements of $832,403. The intrinsic value of options exercised during nine months ended September 30, 2010 is $0.

During the nine months ended September 30, 2010, total compensation costs recognized in expense from warrants issued was $1,801, and is included in general and administrative expenses on the Consolidated Statement of Operations. As of September 30, 2010, there was not unrecognized compensation expense related to non-vested warrants.

NOTE 13.  INCOME TAXES

For the nine months ended September 30, 2010, the Company had net losses from continuing operations of $7.7 million, and $3.4 million from discontinued operations. No benefit or provision for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2010, the Company has accumulated net losses totaling approximately $65 million. The net operating loss carry forwards will begin to expire in 2019 if not utilized. The Company has recorded net operating loss carry forwards in each year since its inception and through September 30, 2010. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets of approximately $23 million.

NOTE 14.  RELATED PARTY TRANSACTIONS

The Company received approximately $427,000 in proceeds from subscription agreements related to the Series I Preferred Stock in July 2010, of which $100,000 was from a director of the Company.  In addition, another director loaned the Company $150,000 to be repaid on the earlier of (i) the receipt and acceptance of $5,000,000 in subscriptions under the D Mobile Offering or (ii) September 30, 2010, which was extended to March 31, 2011. As compensation for extending the maturity date on the loan, the Company issued the director a warrant to purchase 33,000 shares of Common Stock at a purchase price of $0.08 per share.

The Company also sold 10% of its equity interest in D Mobile.

NOTE 15.  COMMITMENTS AND CONTINGENCIES

The Company leases its office facilities in Southlake, Texas, Pleasanton California and Shanghai, China under operating leases expiring in 2011 and 2012.

Total rent expensed was $145,229 during the nine months ended September 30, 2010, as compared with $53,290 during the nine months ended September 30, 2009.

Future minimum lease obligations under all operating leases for each year ending December 31, are as follows:

Remainder of 2010	$69,051
2011	$198,638
2012	$58,947
2013	$-0-
2014 and thereafter	$-0-

NOTE 16. SEGMENT INFORMATION

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

NOTE 17.   SUBSEQUENT EVENTS

On October 14, 2010, the Company made an offer to exchange (the “Offer”) to current holders of Series F Preferred Stock and Series H Preferred Stock (together, the “Old Preferred Stock”) along with related warrants (the “Old Warrants”), for Series I Preferred Stock and related warrants (the “New Warrants”). In exchange for the shares of Old Preferred Stock the holders will receive an equal number of shares of Series I Preferred Stock.  Though the Offer originally provided for the number of shares covered by the New Warrants to be a function of the conversion price of the Series I Preferred Stock, and therefore subject to adjustment based on the trading price of our Common Stock, on November 8, 2010, the Board authorized the revision of the Offer, such that, in exchange for the Old Warrants, each holder will receive a New Warrant to purchase an amount of shares of Common Stock equal to 5,000 multiplied by the number of shares of Series I Preferred Stock they receive in exchange for their Old Preferred Stock.  All accrued, but unpaid, dividends associated with the Old Preferred Stock (the “Dividends”) will be paid in shares of our Common Stock in accordance with the certificates of designation for each series of Old Preferred Stock through the date the Old Preferred Stock is accepted for exchange. The offer is subject to the terms and conditions set forth in the Offer to Exchange, which was included as an exhibit to the Schedule TO filed by the Company on October 14, 2010.  The Offer is contingent on approval by the Securities & Exchange Commission, and it is expected that holders of Old Preferred Stock and Old Warrants will receive revised offering materials reflecting any changes made to the Offer in response to SEC commentary or otherwise.

On October 13, 2010, the Company sold an additional 10% of the outstanding equity interests of D Mobile for an additional $1,000,000.

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

As previously discussed in the consolidated financial statements, we acquired Shoot It!, LLC, and D Mobile, Inc., which expanded our product portfolio applications and technologies for the global mobile communications market.  Since the date of acquisition, we have included the financial results for both companies in our results of operations.

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

Our management is focused upon executing our strategic plan of becoming a mobile application, technology development and distribution company with global reach. We will continue to introduce exciting and relevant device- and geographic- agnostic products coupled with pervasive and strategic distribution solutions, which will position us to emerge as a leader in the global mobile solutions and distribution market.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and do not include all disclosures required under GAAP for complete financial statements. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. For a summary of significant accounting policies and the means by which we develop estimates thereon, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Annual Report on Form 10-K.  During the nine months ended September 30, 2010 the following were also identified as critical:

Business Combinations

Pursuant to ASC 805, “Business Combinations” (“ASC 805”), the Company has used the acquisition method of accounting. The acquisition method of accounting is used for all business combinations where the acquirer is identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. We will recognize separately from goodwill, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree, generally at the acquisition date fair value as defined by Topic 820, Fair Value Measurements. Goodwill as of the acquisition date is measured as the excess of consideration transferred, which is also generally measured at fair value, and the net of the acquisition date fair value amounts of the identifiable assets acquired and the liabilities assumed.

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

Noncontrolling Interests

ASC Topic No. 810, Non-controlling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.

Changes in a parent’s ownership interest in a consolidated subsidiary that do not result in a change in control are accounted for as equity transactions. Such changes do not affect earnings or the carrying values of assets and liabilities (including goodwill). Therefore, a parent does not recognize any gain or loss from a sale of shares of a consolidated. Instead, the carrying amount of the noncontrolling interest is adjusted to reflect the change in ownership interest in the subsidiary. Any difference between the fair value of the consideration received or paid and the amount by which the noncontrolling interest is adjusted is recognized in equity attributable to the parent.

Discussion of operating results from continuing operations:

As the Company acquired the operating businesses in the first quarter of 2010, the relevant discussions are as follows:

Shoot It! was not incorporated until April 2009, and thus the operations for the three and nine months ended September 30, 2010 is not deemed comparable.  However, revenues have averaged approximately $2,900 per month since acquisition.  Related Cost of Sales has averaged approximately $2,400 per month for the same period.

D Mobile was not acquired until the first quarter of 2010. However, revenues have averaged approximately $6,019 per month since acquisition.  Related cost of sales have averaged approximately $20,000 per month for the same period, and general and administrative expenses related to the China operations averaged $110,000 per month. During the third quarter the Company has allocated corporate overhead expenses to the subsidiary operations, based on the percentage of time spent for development of the Company.

Total corporate selling, general and administrative expenses increased during the nine month period ended September 30, 2010 over the prior year by approximately $1,400,000 primarily as a result of professional fees incurred by the Company for the acquisition and audits of the two businesses acquired, and increase in salaries in 2010 related to personnel additions.

Other income/expenses increased from comparable periods due to the Private Placement Proceeds and related interest accretions and dividend accruals for mandatorily redeemable preferred shares.

Discussion of discontinued operations:

As the Company implemented a plan of restructuring during the second quarter of 2010, the relevant discussion is as follows:

The general and administrative expenses related to discontinued operations totaled $2,332,852 for the nine months ended September 30, 2010. These expenses, in approximation, consisted primarily of salaries for $1,073,000, professional fees of $152,000, contract labor of $188,000; travel $86,000, marketing $138,000 and other administrative expenses of $695,852.

The above expense as compared to the nine months ended September 30, 2009 of $2,792,074, is lower as a result of reductions in all expenses related to discontinued operations in the third quarter of 2010 versus 2009.

Liquidity

Cash used in operating activities was $3,740,435 for the nine month period ended September 30,2010, compared to cash  used in operating activities for the comparable period ended September 30, 2009 of $2,631,132. The increase in cash used from operating activities during the nine month period ended September 30,2010,was primarily a result of increased professional fees.

During the nine months ended September 30, 2010 cash from financing activities increased $3,530,961, which was provided primarily from a line of credit of $2,600,000 and $427,000 in subscription agreements for Series H Preferred Stock. In addition, cash increased $1,118,526 from investing activities during the same period primarily as a result of the sale of 10% of its interest in its subsidiary D Mobile for $1,000,000.  For the comparable period in 2009 cash provided from financing activities totaled $6,817,084 primarily related to the proceeds from the issuance of Series F Preferred Stock totaling $5,650,000, common stock proceeds totaling $456,564 and net proceeds from notes payable of $ 710,519.

Cash used in discontinued operations was $1,620,142 for the nine month period ended September 30, 2010 compared to cash used in discontinued operations of $2,335,665 for the comparable period ended September 30, 2009. The decrease in use of cash is primarily related to impairment charges in 2010.

 In July 2010, the Company authorized Series I Preferred Stock, no par value per share (the “Series I Preferred Stock”). The shares are part of an offering of up to $12,000,000 of Series I Preferred Stock and Warrants (“Offering”). Separate from the Offering, the Company’s subsidiary, D Mobile, is making an offering of up to $15,000,000 of its securities in a private placement.

The Company has undertaken a number of specific steps to achieve positive cash flow in the future.  These actions include the two acquisitions consummated in the first quarter of 2010 and the issuance of the drawdown note, obtaining several notes payable, and equity placements described above. The Company has taken further action to reduce its cash flow concerns by discontinuing the VoIP operations, which has resulted in a significant reduction in personnel and associated salaries and operating costs. In addition, the Company has identified several new business strategies that may enable the Company to reach its profitability goals.

Our strategy is to raise additional capital to enable the Company to realize the market opportunities for its mobile content distribution business. In October 2010, the Company sold an additional 10% of the outstanding equity  interest in D Mobile for an additional $1,000,000. The Company is also in negotiations with several companies to enable the Company to ultimately expand the market and revenues for its products and services.

 Management believes that new products it has in development and the potential for newly identified business relationships, coupled with new capital from sophisticated investors, should allow the Company to achieve its goal of positive cash flow within the next twelve months. There can be no assurances that such efforts will be successful. The Company may finance these new business opportunities through a combination of equity and/or debt. If the Company determines to finance these opportunities by issuing additional equity, then such equity may have rights and preferences superior to the outstanding Common Stock, and the issuance of such equity will dilute the ownership percentage of the Company’s existing shareholders. If the Company determines to finance these opportunities by incurring debt, then such debt may not be available to the Company on favorable terms, if at all.

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

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31,  2009, with the exception of extended maturity dates on its line of credit totaling $2,600,000, and a note payable totaling $150,000 as of September 30, 2010.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4 - Disclosure Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this report an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and the President, of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on that evaluation the management has concluded that the Company's disclosure controls and procedures were not adequately designed and were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and President,  as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

We have implemented additional controls and procedures designed to ensure that the disclosure provided by us meets the then current requirements of the applicable filing made under the Exchange Act. To address our lack of sufficient accounting technical expertise in prior periods, we retained additional accounting technical expertise in April 2010. In addition as of October 31, 2010, the Chief Financial Officer resigned, however the Company has began a search for a replacement. Other than these matters there have been no changes in our internal control over financial reporting during the third quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 22, 2003, former stockholders of SuperCaller Community, Inc., a Delaware corporation acquired by the Company in September of 2002 (“SuperCaller”), filed a lawsuit against the Company in the United States District Court for the Northern District of California, San Francisco Division. The plaintiffs alleged that i2Telecom International (DE) (now known as Geos Communications (DE)) and certain of its affiliates and representatives deceived the plaintiffs into selling SuperCaller to the Company, among other things.  On March 27, 2006,  all federal claims against the Company and related parties in the United States District Court in San Francisco were “dismissed with prejudice” by Judge Vaughn Walker.  In addition, the court declined to exercise supplemental jurisdiction over the remaining state law claims which were all “dismissed” as well.  Therefore, no loss or liability has been recorded in the Company’s consolidated financial statements.  In March 2008, the federal claims against the Company and related parties in the United States District Appellate Court in San Francisco were “dismissed with prejudice.”

In April 2008, the same attorney representing the plaintiffs in the above matter filed an action against the Company in the Superior Court of California, County of Santa Clara (the “Superior Court”).  The plaintiffs alleged, among other things, that i2Telecom International (DE) (now known as Geos Communications (DE)) and certain of its affiliates and representatives deceived the plaintiffs into selling SuperCaller to the Company.  Beginning on January 11, 2010, the case was heard by a jury in the Superior Court.  On February 23, 2010, the court ruled that the Company was entitled to judgment after receiving a jury verdict in favor of the defendants on all claims in the litigation.  On March 5, 2010, the plaintiffs filed a motion for judgment notwithstanding the verdict or in the alternative, judgment for constructive trust, or in further alternative, motion for a new trial. Those motions were denied by the Court.  The Plaintiffs filed a notice of appeal.  Subsequently the Plaintiffs  filed an abandonment of the appeal for plaintiffs Teng Howe Lim and Fung Chee Lim.  The Company intends to continue to vigorously defend the matter against the remaining plaintiff Teng Lew Lim.

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

In addition, our ability to successfully integrate the acquired companies or their operations may be adversely affected by a number of factors, including diversion of management’s attention and difficulties in retaining clients of the acquired companies. Furthermore, acquired companies may not perform as expected for various reasons, including legislative or regulatory changes or the loss of key customers and personnel.  If we are not able to realize the benefits envisioned from such acquisitions, joint ventures, or other strategic alliances, ‘our overall profitability and growth plans may be hindered.

Current economic conditions may adversely affect our industry, business and results of operations.

The United States economy is currently undergoing a period of slowdown and very high volatility, and the future economic environment may continue to be less favorable than that of recent years. A substantial portion of our projected revenues is predicted to come from  customers whose spending patterns may be affected by prevailing economic conditions. If these economic conditions continue to deteriorate, the growth of our business and results of operations may be affected. Reduced consumer spending may drive us and our competitors to offer certain services at promotional prices, which could have a negative impact on our operating results.

We have a history of losses and negative cash flows from operations, and we may not be profitable in the future.

We had losses and an accumulated deficit at September 30, 2010. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms. The financial statements included elsewhere in this report do not include any adjustments that might result from the outcome of these uncertainties. Furthermore, developing and expanding our business will require significant additional capital and other expenditures. Accordingly, if we are not able to increase our revenue, then we may never achieve or sustain profitability and might have to cease operations. Our independent auditors have added an explanatory paragraph in their report expressing substantial doubt about the Company’s ability to continue as a going concern.

We have been able to meet our operating requirements by receiving proceeds of $2,000,000 from the sale of 20% of our interest in D Mobile as of October 31, 2010. We will need to receive additional capital to continue our operations into 2010.

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

The stock market in general, and the market for technology companies in particular, has recently experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2009 to September 30, 2010, the per share closing price of our common stock on the Over-the-Counter Bulletin Board fluctuated from a high of $1.10 to a low of $0.09, both on a post-split basis. We believe that the volatility of the price of our common stock does not solely relate to our performance and is broadly consistent with volatility experienced in our industry. Fluctuations may result from, among other reasons, responses to operating results, announcements by competitors, regulatory changes, economic changes, market valuation of technology firms and general market conditions.

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

Our common stock is sporadically or “thinly-traded” on the OTCBB, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company and we are relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. As a consequence, you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

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

Our ability to manage the Company’s growth will require that we continue to improve our operational, financial and management information systems, and to motivate and effectively manage our employees. If our management is unable to manage such growth effectively, then the quality of our services, our ability to retain key personnel and our business, financial condition and results of operations could be materially adversely affected.

Our executive officers have been employed by the Company for a relatively short period of time, and may not be able to implement our business strategy. The failure to effectively implement our business strategy will have a material, adverse effect on our business, financial condition and results of operations.

Our Chief Executive Officer took office on April 21, 2009, our President took office August 10, 2008, our Senior Vice President of Worldwide Sales took office on September 23, 2009 and our Chief Executive Officer of our Asia operations took office on March 7, 2010 There can be no assurance that they will function successfully as a management team to implement our business strategy. If they are unable to do so, then our business, financial condition and results of operations could be materially adversely affected.

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

We acquired D Mobile in March, 2010.  D Mobile’s operations are primarily located in the Peoples Republic of China (“PRC”). Accordingly, our business, results of operations, financial condition and prospects are subject to a significant degree to economic, political, and legal conditions in China. China’s economy differs from the economies of developed countries in many respects, including with respect to government regulation and control of foreign exchange, the level of development, growth rate and the allocation of resources.

While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and economic sectors. The PRC government has implemented certain measures to encourage economic development and guide the allocation of resources. While some of these measures benefit the PRC economy generally, they may also negatively affect us. For example, our business, financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations applicable to us.

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

We acquired D Mobile in March, 2010.  D Mobile’s operations are primarily located in the PRC.  The value of the RMB against the U.S. Dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005 the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar.  Under the current policy, the RMB has been permitted to fluctuate within a narrow and managed band against a basket of foreign currencies. The change in the policy has resulted in appreciation in the RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

Substantially, all of D Mobile’s revenues and cost are denominated in the RMB, and a significant portion of D Mobile’s financial assets are also denominated in the RMB. Any significant revaluation of the RMB could materially and adversely affect Mobile’s cash flows, revenues, earnings and financial position. Any fluctuations of the exchange rate between the RMB and U.S. dollar could also result in foreign currency translation losses for financial reporting purposes.

Uncertainties with respect to the PRC legal system could adversely affect us.

We conduct our business operations in China primarily through our D Mobile subsidiary which operates under the Duo Guo brand. Our operations in China are governed by the PRC laws and regulations. Our operating subsidiaries are generally subject to laws and regulations applicable to wholly owned foreign-owned enterprises. The PRC legal system is principally based on statutes. Prior court decisions may be cited for reference but typically have limited precedential value

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to foreign investments in China.  However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions (and the non binding nature of such decisions), the interpretation and enforcement of these laws and regulations raise uncertainties. In addition, the PRC legal system is based in part of the government policies and internal rules (some of which are not published on a timely basis or at all) that may have retroactive effect. As a result, we may not be aware of its violation of these policies and rules until after a violation occurs. In addition, any litigation in China may be protracted and result in substantial cost and diversion of resources and management attention.

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

The continued market acceptance of the use of Smart Phones and other mobile computing/communication devices as a medium for communication, business and entertainment is subject to a high level of uncertainty. Our future success will depend on our ability to significantly increase revenues, which will require widespread acceptance of the Smart Phone or other mobile devices as a medium for communication, business and entertainment. There can be no assurance that the number of consumers using Smart Phones or other mobile devices  will grow. If use of  Smart Phones or other mobile devices for communication, business and entertainment   does not continue to grow, our business and financial condition could be materially adversely affected.

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

Services and products like the ones we offer are continually upgraded in an effort to make them work faster, function more easily for the user, provide aesthetically pleasing look and feel and provide more options. Our industry is characterized by the need for continued investment content acquisition and in design of distribution platforms.  If we fail to invest sufficiently in these, then our products could become less attractive to potential customers, which could have a material adverse effect on our results of operations and financial condition. However, any investment in our distribution platform design, functionality, and in securing additional content licenses will cause our operating costs to increase. This could prevent us from ever achieving profitability.

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

We are not currently subject to direct federal, state, or local regulation, and laws or regulations applicable to access to or commerce on the Internet, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as user privacy, “indecent” materials, freedom of expression, pricing content and quality of products and services, taxation, advertising, intellectual property rights and information security. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use, which in turn could decrease the demand for our products and services or increase the cost of doing business or in some other manner have a material adverse effect on our business, results of operations, and financial condition.

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

The market for mobile content distribution is highly competitive, and rapidly changing. In addition to intense competition for distribution of movies, and music, we also face competition from gaming, ring tones, and other content providers.   In the kiosk- based distribution arena, there is one similar concept called MOD Systems out of Seattle.  They are placing 57 kiosks in 35 stores located in US airports.  In addition, there are many segment competitors of which include some with Kiosk/Vending Machine based solution and some with web based offerings.  An attribute of these competitors is they are focused on a specific segment such as movies, music, or games and they usually have many titles.  For example in the movie and music space, Redbox rents movies and TV shows from approximately 24,000 vending machine style kiosks. Their revenue is unknown as it is a subsidiary of Coin Star which has $1.2B annual revenue. NCR Corporation has rolled out 6500 Blockbuster Express kiosks in Safeway and convenience stores like Quik Trip, and has additional plans to roll out 10,000 kiosks this year that are similar in style to Redbox.  In the gaming arena, Game Stop, who has 6,450 stores worldwide has entered the kiosk space but are only selling digital add-ons and upgrades for games.

Other peripheral players include Netflix, which delivers movies via mail or streams them to a TV or computer.

In addition, there are other “cloud” services where you can stream or download content to your device.  These charge a monthly subscription.  For music you have Spotify, MOG, Napster, Rdio, Pandora, Rhapsody.

Another area of competition comes from companies like Apple, Amazon, and Wal-Mart who primarily offer customers the opportunity to buy, rather than rent, content.  Apple’s iTunes Store also has a digital library that includes TV shows, apps, games, movies, books, and ringtones.

Redbox, Netflix, and Apple dominate their respective segments in the content distribution area.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In July 2010, the Board of Directors authorized the creation of the Series I Preferred Stock. The shares are part of an offering of up to $12,000,000 of Series I Preferred Stock and Warrants. The Company received approximately $427,000 in proceeds from subscription agreements related to the Series I Preferred Stock during the third quarter ended September 30, 2010, of which $100,000 was from a director of the Company.

As described in the notes to the financial statement included herein, on July 1, 2010, a director of the Company loaned the Company $150,000 to be repaid on the earlier of (i) the receipt and acceptance of $5,000,000 in subscriptions under the D Mobile Offering or (ii) September 30, 2010, which date was subsequently extended to March 31, 2011. As compensation for extending the maturity date on the loan, the Company issued the director a warrant to purchase 33,000 shares of Common Stock at a purchase price of $0.08 per share.

The sales of the above securities were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance on the private offering exemption from registration provided by Section 4(2) of the Act.

Item 3 - Defaults Upon Senior Securities

None

Item 4 – Reserved

None

Item 5 – Other Information

2010 Annual Meeting of Shareholders

The Company has not yet scheduled its annual shareholders’ meeting for 2010.

Item 6 – Exhibits

Exhibit No.	Exhibit	Method of Filing

2.1	Agreement and Plan of Merger by and among Geos Communications, Inc., Duo Guo Acquisition, Inc., Jonathan Serbin and D Mobile, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 19, 2010

2.2	Agreement and Plan of Merger dated as of February 19, 2010 by and among Geos Communications, Inc., Shoot It! Acquisition, Inc., Shoot It!, LLC and certain security holders of Shoot It!, LLC	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 25, 2010

2.3	First Amendment to Agreement and Plan of Merger by and among Geos Communications, Inc., Duo Guo Acquisition, Inc., Jonathan Serbin and D Mobile, Inc. dated as of March 1, 2010	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on March 11, 2010

3.1	Articles of Incorporation, as amended	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003

3.2	Bylaws	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003

3.3	Amendment to the Company’s Articles of Incorporation filed September 3, 2004	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004

3.4	Certificate of Designations of Rights and Preferences of Series D Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 13, 2004

3.5	Certificate of Designations of Rights and Preferences of Series E Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 22, 2005

3.6	Amendment to Certificate of Designations of Rights and Preferences of Series E Preferred Stock	Incorporated by reference to Exhibit 3.1.8 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006

3.7	Amendment to the Company’s Articles of Incorporation filed July 13, 2007	Incorporated by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

Exhibit No.	Exhibit	Method of Filing

3.8	Certificate of Designations of Rights and Preferences of Series F Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 30, 2009

3.9	Amendment to the Company’s Articles of Incorporation filed May 11, 2009	Incorporated by reference to Exhibit 3.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

3.10	Amendment to Certificate of Designations of Rights and Preferences of Series F Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 10, 2009

3.11
Certificate of the Designations, Preferences, Rights and Limitations of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock of i2 Telecom IP Holdings, Inc.
Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 1, 2009

3.12	Amendment to the Company’s Articles of Incorporation filed September 10, 2009	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 10, 2009

3.13	Certificate of Designations of Rights and Preferences of Series G Convertible Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 19, 2010

3.14	Amendment to Bylaws, dated February 12, 2010	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 19, 2010

3.15	Certificate of Designations of Rights and Preferences of Series H Convertible Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 10, 2010

3.16	Certificate of Designations of Rights and Preferences of Preferred Stock Series I	Incorporated by reference to Exhibit 3.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

3.17	Articles of Correction to Certificate of Designations of Rights and Preferences of Preferred Stock Series I	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 3, 2010

4.1	Amended and Restated 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement filed September 25, 2009

4.2	2009 Omnibus Long Term Incentive Plan	Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement filed January 8, 2010

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer	Filed herewith

Exhibit No.	Exhibit	Method of Filing

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Company’s Principal Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Company’s Principal Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOS COMMUNICATIONS, INC.

By:	/s/ Andrew L. Berman
Andrew L. Berman

Chief Executive Officer

Date:	November 15, 2010

By:	/s/ Chris R. Miltenberger
Chris R. Miltenberger

President

Date:	November 15, 2010