Form 10-K
period 2010-12-31
Geos Communications, Inc.
filed 2011-04-08
CIK 949371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010.
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______to _______

Commission file number: 0-27704

GEOS COMMUNICATIONS, INC.
(Exact Name of Registrant as Specified in its Charter)
Washington	91-1426372
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

430 North Carroll Avenue, Suite 120, Southlake, Texas	76092
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code (817) 789-6000

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

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
☒ Yes  ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  ☐ Yes  ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter:  $620,305 based on 32,647,642 shares held by non-affiliates and a closing price of $0.02.

As of March 25, 2011, 37,765,495 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III – Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

i

PART I

For convenience in this annual report, “Geos,” “we,” “us,” and “the Company” refer to Geos Communications, Inc. and our consolidated subsidiaries, taken as a whole.

Item 1. Business.

We were incorporated under the laws of the State of Washington on October 17, 1988. Our offices are located at 430 North Carroll Avenue, Suite 120, Southlake, Texas 76092, and our telephone number at that address is (817) 240-0200.  We maintain websites at www.geoscommunications.com, www.shootit.com and www.duoguo.cn.  In addition, we have an office location in Shanghai, China.

The Company’s primary activities are as the operator of, and developer and distributor of mobile content and services through our two subsidiaries Shoot-It! LLC (“Shoot-It!”) and D Mobile, Inc. (“D Mobile”).

Our goal is to be a leader in the global distribution of targeted in-store digital advertising and content enabled through a network of kiosks.  We developed our own technology platform that allows specific advertising and content to be distributed to each kiosk.  We attract the consumer through an offering of digital content and the ability to download that content to multiple mobile devices (laptop, phone, tablet, etc.) from a kiosk or online.

During 2010 we undertook significant changes in our business strategy. These changes resulted in the discontinuation of our Voice over Internet Protocol (VoIP) technology development, including our MyGlobalTalk solution, and included the acquisitions of  Shoot It! and D Mobile.

The following is an overview of the significant business changes that occurred during 2010.

On February 19, 2010, we acquired Shoot It!, which provides a mobile application for sending picture postcards from smart phones.  After downloading the application onto a smart phone, the consumer can select a picture on their phone and send a postcard for a fee.  Since the date of acquisition, we have included the financial results for Shoot It! in our results of operations.

On March 1, 2010, we acquired D Mobile, which provides us with a platform for the distribution of mobile content and place-based advertising in China. The principal business of D Mobile, which operates in China through a wholly owned foreign entity operating under the name Duo Guo, is to serve as a distribution marketplace for the delivery of digital entertainment, information, and consumer content to mobile devices.  D Mobile generates revenues through consumers use of the D Mobile marketplace to purchase and download content to their smart phone and eventually through the sale of advertising within the marketplace.  We have included the results of operations for D Mobile since the date of acquisition in our results of operations.

On June 17, 2010, the Company’s board of directors approved a plan by which the Company discontinued its VoIP and telephony services.  Under the plan the Company implemented a reduction-in-force and closed its network switching operations located in Atlanta, Georgia. As such all related operations have been presented as discontinued operations for the periods ended December 31, 2010 and 2009 and the network switching equipment has been classified as assets of discontinued operations as of December 31, 2009.  On December 3, 2010 the Company completed the sale of its internet-telephony network assets (the “Assets”) to MGTCO Holdings, LLC (“Purchaser”).  Pursuant to an asset purchase agreement dated October 25, 2010, Purchaser agreed to (i) assume contractual obligations of the Company with regard to the Assets; and (ii) pay a royalty (the “Royalty Payment”) to the Company’s wholly owned subsidiary, Geos Communications IP Holdings, Inc. (“Geos IP Holdings”) for use of Geos IP Holdings’ intellectual property.

The Royalty Payment is to be an amount equal to (i) 2% of the first $550,000 in revenue received by Purchaser with respect to the Assets, (ii) 5% of the next $4,450,000 in revenue received by Purchaser with respect to the Assets, and (iii) 2.5% of any additional revenue received by Purchaser with respect to the Assets.

Operations

Shoot It!, expands our product portfolio of applications and technologies for the global mobile communications market.  Shoot It! is a postcard messaging service that allows users to take a picture with their smart phone, create a personal message and send it as a paper postcard from anywhere in the world to any mailbox in North America, Western Europe or Asia. Shoot It! enhances the experience of smart phones by allowing users to share their photos with others around the world, while also giving the user a tangible alternative to SMS or MMS. The Shoot It! smart phone application currently supports the iPhone, BlackBerry OS 4.6. and higher, Android and Windows Mobile operating systems. The Shoot It! smart phone application is currently available for download via traditional application retail channels such as the iTunes App store, BlackBerry App World and Android Marketplace.  It is also our intent to make the application available through our D Mobile content distribution platform in China.

Our individual accounts for Shoot It! are on subscription models that require payment in advance.

D Mobile provides us with a unique, market-leading platform for mobile content distribution in China, the world’s largest mobile communications market, and expands our global presence.

The principal business of D Mobile is to serve as a marketplace for the delivery of digital entertainment and consumer content to mobile devices. The company has developed its own technology platform that allows for the delivery of licensed content and advertising through a global network of interactive kiosks in high traffic retail locations and branded online communities.

D Mobile operates within two of the fastest growing segments in the global advertising industry: mobile marketing and digital out-of-home (DOOH) advertising.  Around the world, mobile devices are emerging as a primary tool for the communication and consumption of entertainment content.  Similarly, DOOH technologies and place-based networks (i.e., in-store video screens) are outpacing the growth of traditional media due to their ability to deliver advertising impressions at or near the point of sale.

The current distribution for D Mobile is focused on China and the Asian markets. In the U.S. we are targeting leading electronics retailers, leading cellular retailers and pharmaceutical retail chains.  Worldwide we believe that our distribution footprint is capable of reaching 30,000 units within three to five years. We believe D Mobile, which operates under the brand name Duo Guo, is the primary legitimate retail channel for the discovery and download of licensed mobile media content in China.

The D Mobile platform has the ability to deliver advertising impressions while also creating a retail transaction through the purchasing and download of licensed content to a mobile device. The Company’s platform will deliver advertising to the kiosk through streaming video and/or rotating static advertisements. Additional advertising revenue may be generated through the sale of banner or sponsorship advertisements on the interactive content screen. Our technology can deliver content to mobile phones, regardless of the device, and is compatible with most  major mobile operating systems (Android, Symbian, Windows Mobile, and BlackBerry) as well as laptops, tablets and personal computers.  The revenue model for the company is driven by the ability to leverage our technology platform through the development of distribution partnerships into a comprehensive tool for selling advertising and digital content. The value proposition for our retail partners lies in our ability to enhance the in-store consumer experience and to create incremental revenue from existing store traffic. Advertisers and content providers are attracted by our ability to reach consumers in a dynamic retail environment.

In addition to the growth we expect to achieve through the global deployment of our kiosk technology, we believe that there are two other factors that will enhance our ability to create attractive returns for our financial partners.  First, our technology (User Interface) is easily transferable from a kiosk experience to a PC, tablet, smart phone, or internet environment.  Secondly, the DOOH market is defined by rapid growth, strong technology and the lack of a dominant player.

Industry Overview

DOOH and place-based networks are among the fastest growing segments in the global advertising industry. While advances in technology have created displacement in many areas of traditional media, these same technologies are making it possible to deliver a dynamic consumer marketing experience at or near the point of sale. Advertisers find the combination of a digital experience and proximity to retail locations to be an effective method for advertising delivery.

During 2010, $6.5 billion was spent globally on digital advertising with $2.0 billion spent in the U.S. market and approximately $400 million in China.  Global DOOH expenditures are expected to grow 15% during 2011.

The global mobile marketing industry is currently experiencing explosive growth due to improvements in carrier networks, increasing availability of smart phones, and the growth of cell phones as the primary device for social engagement and content consumption. U.S. mobile marketing expenditures reached $2.7 billion in 2009 and are expected to grow 84% annually to $57 billion in 2014. In China, the growth is equally impressive, with a forecast of 50% annual growth, reaching $34 billion (USD) by 2013.

Mobile phone subscriptions worldwide reached 5.0 billion during 2010, led by growth in China and India. In many emerging markets, broadband service is not readily available, making content acquisition a lengthy and costly process for the consumer. Many consumers are using their smart phone as their primary means of browsing the web or downloading content. Our solution creates an alternative to wireless connections and provides an accessible means to discover and transfer content in a quick, legal, and inexpensive fashion.

Retailers are continuously looking for ways to increase revenue through additional product offerings and/or higher transaction values. Our distribution partners recognize that store traffic is a valuable ecosystem for content discovery and incremental advertising revenue.

In addition, some retail partners believe this enhanced in-store experience will drive sales for more expensive phones with additional features and capabilities. We believe our technology distribution platform, along with kiosks and an online presence provide a comprehensive, convenient, and economically attractive solution to these market needs.

Distribution

Our retail partnerships are currently focused on in-store and online environments where the consumers are already engaged in the discovery process. As our distribution partnerships expand, the D Mobile technology platform will be deployed as a custom solution for each retail partner.

The smart phone is one of the primary screens for the consumption of digital media, and the ideal time to sell digital media to the owner of a mobile device is at the time of purchase of the device. In a typical scenario the customer buys the device, goes home and, without assistance, explores numerous WAP (Wireless Application Protocol) sites to find content that is compatible with the device’s operating system and formatted for its screen.

Our retail partners can use the kiosks to display to their customers a well-organized collection of content that has been formatted specifically for the customer’s devices.  This seamless and logical process of buying a device and loading it with content at the point of purchase while being guided by a sales associate should provide a superior customer experience than presently available. For those users who only access the internet via their mobile device, our kiosk offers the advantages of a faster download experience and the avoidance of potential broadband connection fees.

At present, the strength of the company distribution footprint is our strong relationships with leading retail concerns in China and China’s second largest cellular carrier network.  We have active discussions underway for expansion into Korea, Sri Lanka, Singapore, and India.  In addition, we are in various stages of development with leading retail chains in the United States.

China

There are approximately 750 million cellular subscribers in China and this number is forecast to reach 1.3 billion by 2014. Currently, only 15% of the population has access to a broadband connection, and subscribers pay by the kilobyte for usage on the carrier network.  Thus, discovery, download, and consumption of digital media is time consuming and costly for the consumer. Our kiosk technology is an attractive place-based solution that meets a consumer need while providing incremental revenue channel for our retail partners.

-China Unicom is the second largest mobile service provider in China and the world with 160 million mobile subscribers and 10,000 company owned stores. The Company has an agreement with China Unicom to distribute content on China Unicom’s WAP store, known locally as the “Wo Store.” Under this agreement, the Company is currently providing digital gaming and other content to be purchased by China Unicom’s subscribers.  In addition, the Company has been tasked with developing an advertising procurement and delivery solution for the Wo Store.

-FunTalk, is a leading cellular retailer in China with 662 retail outlets and additional wholesale distribution that sold approximately 190 million phones in 2010. The current agreement calls for D Mobile to integrate our technology platform (UI) and content into their existing kiosk solution. This should result in an expedited deployment of our technology to an expected 650 kiosks by the end of 2011. The agreement also includes an opportunity to develop a fully integrated advertising solution utilizing the kiosk network as well as the in-store video displays already deployed in the stores.

-Gome is the largest consumer electronics retailer in China with 700 stores in more than 200 cities. The Company operates several kiosks under a design and testing agreement with Gome and is in negotiations to expand its presence across the Gome footprint through 2012.

-Media Markt is a leading European retail chain that has recently entered the China market.  Although Media Markt has only a modest presence in China, the company operates 1700 stores in Western Europe. D Mobile intends to leverage the relationship built in China into a launch vehicle for European expansion.

A significant factor in our China distribution partnerships has been the ability to secure the rights to conduct research studies that track consumer behavior and interest in specific products.  In the case of FunTalk and China Unicom, we have the explicit right to design and field weekly research projects that will be conducted in-store at the kiosk location or conducted on partner websites and supported by their internal operations. Ultimately, this data will provide D Mobile with a competitive advantage with regard to content selection and advertising placement.

United States

The U.S. market consists of approximately 250 million cellular subscribers, the majority of whom have access to a broadband connection.  While users have access to an internet connection, the downloading experience is still impaired by the time it takes to download more sophisticated content such as movies and television shows.

Our potential United States retail partners see the potential to sell a more expensive smart phone and up sell services if they can exhibit the functionality of a smart phone, such as movie downloads, at the time of purchase. Research shows that more and more consumers are utilizing their phone as a primary screen.

The Company is in various stages of discussions with one of the top five cellular companies and one of the largest retail consumer electronics chains. In both cases the discussions include developing a kiosk profile suitable to their in-store needs.  In addition, D Mobile is in the early stage of discussions with a leading pharmaceutical chain to integrate our technology platform into their existing photo kiosk business.  We believe that a natural evolution of our kiosk integration discussion will be the development of an in-store video display network.

Competition

We face unique competition with each of our products. The competitors by product are:

Shoot It!:

The Shoot-It! application is now available for iPhone, RIM/Blackberry, Android and Windows Mobile. We have also added the capability to generate a postcard from a computer, and we believe no other mobile competitor offers this service. Other entrants to the space include, Postino, Hippo Cards and Simply Postcards.

D Mobile/Duo Guo:

We believe there are no other significant kiosk-based competitors in China. There are small entrepreneurs selling pirated content from laptops and companies with a limited number of kiosk units.

We also compete with internet sites where content can be downloaded such as: sina.com, kong zhong, linktone and others. However, these services are web-based and we believe not truly competitive since we have retail locations and in some cases staff to assist the consumer.

In addition, the mobile operators may also be considered competitors since they may have their own applications featuring their online stores, which can be accessed through the phone. Customers can discover and download content from these websites. Again, we believe this is not truly competitive since we have retail locations and in some cases staff to assist the consumer.

In the United States companies such as Netflix, Redbox, Flix on Stix, MOS Systems and Blockbuster could be considered competitors.

Technology/Engineering

D Mobile’s digital advertising and content distribution platform capabilities include a cloud based, device agnostic, content distribution and management solution. The solution integrates a robust advertising distribution solution for interactive and non-interactive advertisements relevant to the content being distributed.

From initial content sourcing to final delivery the solution is supported by a well-defined process: content ingestion, prioritization and delivery to a kiosk or online site. The solution includes a flexible content staging product solution, thereby offering complete control and management of the distribution.

D Mobile’s flexible, intuitive and device agnostic User Interface application is portable and adaptable to any device.  It offers content discovery, purchase and content delivery workflows.  Additional components designed include a content publisher interface to submit content for distribution, access to a complete content settlement and reporting functions offering analytical data, sales data for content producers, aggregators and partners along with internal operations staff.

The solution supports delivery of content through brick and mortar sales channels using kiosks and online channels such as the web. The solution can also reside as a resident application on PC and Mac environments, therefore giving the subscriber a myriad of options to obtain content. Other functions include a long term cloud based content storage and retrieval mechanism offering consumers an option to store their content on long term basis permanently or until expiry, and access to it via streaming or download to a device.

Customer Service

Customer support for Shoot It! is provided by our U.S. based staff.  Support for our Duo Guo retail distribution kiosks is provided by our Shanghai, China office.  As we expand our kiosk footprint we will likely outsource a portion of our customer support and kiosk maintenance to a third party to ensure we maintain appropriate response times and minimal downtime at every individual kiosk location. Pursuant to our overall business strategy, we may elect to outsource this entire function in the future.

Intellectual Property

Our intellectual property consists of the internally developed computer code and processes that facilitate the discovery and download of content at our kiosks.  We are presently working with legal counsel to determine the likelihood of obtaining patent and copyright protection for such intellectual property.

Liquidity and Managements Plans

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $12,403,535 and $12,552,050 during the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, the Company’s current liabilities exceeded its current assets by $ 4,417,035 and its total liabilities exceeded its total assets by $8,446,790, which includes the fair value of the Preferred Shares subject to mandatory redemption of $ 9,925,418.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has sustained substantial operating losses since commencement of operations.  The Company has also incurred negative cash flows from operating activities and the majority of the Company’s assets are intangible assets.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which is in turn dependent on the Company restructuring its financing arrangements, and/or obtaining additional financing,  and achieving a positive cash flow while maintaining adequate liquidity.

The Company has undertaken a number of specific steps to meet its cash needs during 2010 and provide positive cash flow in the future.  The Company discontinued its VoIP operations, which has resulted in a significant reduction in personnel and associated salaries and operating costs, and reduced cash flow used in operations. In addition, these actions include the two acquisitions consummated in the  first quarter of 2010, as well as the Company’s entering into  $2.8 million in borrowings under a line of credit and notes payable (refer to Note 9 of the consolidated financial statements).  On April 4, 2011 the Company settled $2.75 million of these borrowings plus accrued interest by transferring shares of D Mobile (refer to Note 17 of the consolidated financial statements).  In addition, the Company raised proceeds totaling $777,000 through the completion of equity placements of its Series H and I Preferred Shares (refer to  Note 12 of the consolidated financial statements).

In the March 1, 2010 acquisition, the Company acquired 100% of the outstanding shares of D Mobile.  In order to raise additional capital Geos  sold 1,220,000 shares or approximately 30.5%  of its investment in its subsidiary D Mobile for proceeds of $3,050,000. In August and September Geos sold 10% of its investment in D Mobile for $1,000,000.  Of the proceeds raised, $500,000 was from an entity controlled by Stephen F. Butterfield (Butterfield), a current investor in the Company, $150,000 was from a director, and the remaining $350,000 was from additional investors. In October 2010, Geos sold an additional 10% of the outstanding equity interests in D Mobile for an additional $1,000,000 to Butterfield. On December 2, 2010, Geos sold 0.5% of its investment in  D Mobile, for $50,000 to a director of the Company.  On December 22, 2010 Geos sold an additional 10% of its investment in its subsidiary D Mobile for $1,000,000 to an entity controlled by Butterfield..  As of December 31, 2010 the Company had sold 30.5% of D Mobile for total proceeds of $3,050,000.

Furthermore, between December 22, 2010, and April 1, 2011, D Mobile sold newly issued shares of its common stock, par value $.01 per share (the “Shares”) pursuant to subscription agreements for the following amounts:  on December 22, 2010 D Mobile sold 8,000 Shares for $20,000 to a new investor in D Mobile;  on January 27, 2011, D Mobile sold 12,000 Shares for $30,000 to a new investor in D Mobile; on February 10, 2011, D Mobile sold 400,000 Shares for $1,000,000 to an entity controlled by Butterfield; on February 11, 2011, D Mobile sold 20,000 Shares for $50,000 to Andrew Berman, the Company’s Chief Executive Officer and a member of its Board of Directors, who also serves as D Mobile’s Chief Executive Officer and Chairman of its Board of Directors; and on February 15, 2011, D Mobile sold 20,000 Shares for $50,000 to a trust controlled by David Schafer, D Mobile’s Executive Vice President of Worldwide Sales. On April 1, 2011 D Mobile sold 20,000 shares for $50,000 to a new investor.  Total proceeds from the newly issued shares were $20,000 for the year ended December 31, 2010 and an additional $1,180,000 subsequent to year end.

The settlement of debt and share sales referred to above have reduced the Company’s ownership of D Mobile to 34.6% as of April 4, 2011.

We have historically reported net losses from our operations and negative cash flows.  We will need to continue to raise capital to support our Operations until we reach positive cash flows which management believes will be in the fourth quarter of 2011.  Management believes we can continue to attract adequate capital to support the execution of our strategic plan.

The Company has identified several new business strategies that may enable the Company to reach its profitability goals.  First, the Company currently has a detailed plan under which it will bring in new capital for both its short term as well as its long term liquidity needs.  The Company is in negotiations with several companies to enable the Company to ultimately expand the market and revenues for its products and services.  In addition, the Company will continue to explore avenues to expand the market and sales of Shoot-It! and continue to review ways to monetize its intellectual property portfolio.  Management believes that the potential for newly identified business relationships coupled with new capital from sophisticated investors, should allow the Company to achieve its goal of positive cash flow within the next twelve months. There can be no assurances that such efforts will be successful.

To meet short term obligations and finance operations, it is likely that additional capital will be needed for both Geos and D Mobile.  This could result in either the sale by D Mobile of new D Mobile shares and/ or the sale of additional D Mobile shares owned by Geos.  Under either scenario, Geos ownership in D Mobile will be further diluted.  Geos and D Mobile intend to enter into an operating agreement under which executive management and general operational services will be shared between the companies based upon the time and nature of the services provided.  It is the Company’s belief that the best way to improve the value of Geos is to grow the D Mobile operation.

The Company may also finance these new business opportunities through a combination of equity and/or debt. If the Company determines to finance these opportunities by issuing additional equity, then such equity may have rights and preferences superior to the outstanding Common Stock, and the issuance of such equity will dilute the ownership percentage of the Company’s existing shareholders. If the Company determines to finance these opportunities by incurring debt, then such debt may not be available to the Company on favorable terms, if at all.

Government Regulation

As we have exited our VoIP business government regulation of the VoIP industry is no longer applicable to the Company.

Environmental Regulations

We do not have any environmental regulations to consider.

Employees

As of March 25, 2011, we had approximately 35 full-time employees.  We also rely on a number of consultants and advisors whom we employ on an “as-needed” basis.

Item 1A. Risk Factors

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this report that are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually materialize, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

Current and future acquisitions and alliances may expose Geos to new risks, or fail to perform as expected. Conversely, Geos’ failure to complete acquisitions, enter into suitable alliances or integrate acquired companies may hinder its growth and future profitability.

One of Geos’ key strategies is to grow through acquisitions, joint ventures, and other strategic alliances, particularly with respect to its retail operations and attainment of applications for mobile users. Joint ventures and strategic alliances may expose Geos to operational, regulatory, and market risk as well as risks associated with additional capital requirements. In addition, Geos may not be able to identify suitable future acquisition candidates or alliance partners.  Even if Geos identifies suitable candidates or partners, Geos may be unable to complete an acquisition or alliance on commercially acceptable terms. If Geos fails to identify appropriate candidates or complete desired acquisitions, Geos may not be able to implement its growth strategies effectively or efficiently. In addition, Geos’ acquisition and integration process may divert management from operating Geos’ existing business, negatively affecting Geos’ earnings and revenues.

In addition, Geos’ ability to successfully integrate the acquired companies or their operations may be adversely affected by a number of factors, including diversion of management’s attention and difficulties in retaining clients of the acquired companies. Furthermore, any acquired companies may not perform as expected for various reasons, including legislative or regulatory changes or the loss of key customers and personnel.  If Geos  is not able to realize the benefits envisioned from such acquisitions, joint ventures, or other strategic alliances, ‘Geos’ overall profitability and growth plans may be hindered.

Current economic conditions may continue to adversely affect our industry, business and results of operations.

The United States economy is has undergone a period of slowdown and very high volatility, and the future economic environment may continue to be less favorable than that of recent years. A substantial portion of our revenues comes from retail consumers whose spending patterns may be negatively affected by prevailing economic conditions. If economic conditions were to continue to deteriorate, the growth of our business and results of operations could be affected. Reduced consumer spending may drive us and our competitors to offer certain services at promotional prices, which could have a negative impact on our operating results.

We may not be able to successfully compete with current or future competitors.

As discussed above under “Item 1. Business,” the products offered by our subsidiaries face unique competitive obstacles in their respective markets, including direct competition from companies providing similar products and services, as well as indirect competition from other product and service categories that may draw customers and resources away from our companies’ products and services. These and other unforeseen obstacles could have a negative impact on our operating results.

Our business faces security risks. Our failure to adequately address these risks could have an adverse effect on our business and reputation.

A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our content delivery systems. We may be required to expend significant capital and resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Consumer concern over Internet security has been, and could continue to be, a barrier to commercial activities requiring consumers to send their credit card information over the Internet. Computer viruses, break-ins, or other security problems could lead to misappropriation of proprietary information and interruptions, delays, or cessation in service to our customers. Moreover, until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet as a merchandising medium. Our failure to adequately address these risks could have an adverse effect on our business and reputation.

We have a history of losses and negative cash flows from operations and we may not be profitable in the future.

We had a loss of $12,403,535 for the fiscal year ended December 31, 2010. We had an accumulated deficit at December 31, 2010 of $69,662,170. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms. The financial statements included elsewhere in this filing do not include any adjustments that might result from the outcome of these uncertainties. Furthermore, developing and expanding our business will require significant additional capital and other expenditures. Accordingly, if we are not able to increase our revenue, then we may never achieve or sustain profitability.

We have been able to meet our operating requirement by receiving net proceeds of $6,647,000 related to financing during the year ended December 31, 2010.  We will need to receive additional capital to continue our operations into 2011.

Until we reach and maintain positive cash flow, we will be required to raise additional capital to fund our operations. Financing may not be available to us on commercially reasonable terms, if at all. There is no assurance that we will be successful in raising additional capital or that the proceeds of any future financings will be sufficient to meet our future capital needs. It is not likely that we will be able to continue our business without additional financing.

Dilution of our ownership interest in D Mobile could further reduce our control over D Mobile’s operations and corporate governance.

It is likely that we will be forced to raise additional capital through either the sale of newly issued D Mobile shares or the sale of outstanding D Mobile shares currently owned by Geos, either of which would necessarily result in a dilution of our interest in D Mobile and potentially further reduce our control over D Mobile’s operations and corporate governance.  As D Mobile’s operations are expected to be  our primary source of revenue, any further loss of control over D Mobile could negatively affect the financial stability of Geos as a whole.

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

Changes in our board and management team may negatively impact our business.

Our previous Chief Financial Officer resigned in October of 2010, and our Chief Executive Officer of our Asia operations resigned in January of 2011. The Chief Executive Officer of our Asia operations also served on our Board of Directors. Partially, as a result, our current executive officers have been employed by the company for a relatively short period of time, and may not be able to implement our business strategy. The failure to effectively implement our business strategy will have a material, adverse effect on our business, financial condition and results of operations. Our Chief Executive officer took office on April 21, 2009, our President and Chief Operating Officer took office on August 10, 2009, our Senior Vice President of Worldwide Sales took office on June 23, 2009, and our Chief Financial Officer took office on January 7, 2011. There can be no assurance that they will function successfully as a management team to implement our business strategy. If they are unable to do so, then our business, financial condition and results of operations could be materially adversely affected.

Our performance could be adversely affected if we are unable to attract and retain qualified personnel in the fields of engineering, marketing and finance.

Our performance is dependent on the services of our management as well as on our ability to recruit, retain and motivate other key employees in the fields of engineering, marketing and finance. Competition for qualified personnel is intense and there are a limited number of persons with knowledge of and experience with the products and markets that make up the core businesses of D Mobile and Shoot It!. We cannot assure you that we will be able to attract and retain key personnel, and the failure to do so could hinder our ability to implement our business strategy and could cause harm to our business.

Shifts or advances in available technology could render certain products offered by our subsidiaries less desirable or even obsolete.

Much of the potential success of D Mobile’s kiosk model is predicated on the general lack of fast, low-cost wireless or broadband access in China and other target markets. Dramatic increases in the speed and availability of such access, in conjunction with decreases in the costs associated with such access, could severely impact the demand for D Mobile’s services. Likewise, improvements in digital picture frames, low-cost, high definition monitors, and other display technologies could reduce the demand for Shoot It’s postcard messaging service. These and other unforeseen changes in available technology could negatively impact the Company’s finances and results of operations.

RISKS RELATED TO THE MARKET FOR OUR STOCK

The price of our Common Stock has been volatile in the past and may continue to be volatile.

The stock market in general and the market for technology companies in particular, has recently experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2010 to December 31, 2010, the per share closing price of our Common Stock on the Over-the-Counter Bulletin Board fluctuated from a high of $0.27 to a low of $0.02. We believe that the volatility of the price of our Common Stock does not solely relate to our performance and is broadly consistent with volatility experienced in our industry. Fluctuations may result from, among other reasons, responses to operating results, announcements by competitors, regulatory changes, economic changes, market valuation of technology firms and general market conditions.

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

As long as the trading price of our common shares is below $4 per share, the open-market trading of our common shares will be subject to the “penny stock” rules.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a minimum bid price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions which are likely not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth the basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commission’s payable to both the broker–dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker–dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements may impede the sale of our securities. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be considered subject to such penny stock rules for the foreseeable future, and our shareholders may, as a result, find it difficult to sell their securities.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

RISK RELATED TO DOING BUSINESS IN THE PEOPLES REPUBLIC OF CHINA.

Political, regulatory and economic conditions in the Peoples Republic of China may adversely impact the successful expansion and operation of D Mobile.

Since acquiring D Mobile in 2010, the Company has invested significant resources into D Mobile’s operations and expansion. D Mobile’s operations are primarily located in the Peoples Republic of China (PRC). Accordingly, Geos’ business, results of operations, financial condition and prospects are subject to a significant degree to economic, political, and legal conditions in China. China’s economy differs from the economies of developed countries in many respects, including with respect to government regulation and control of foreign exchange, the level of development, growth rate and the allocation of resources.

While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and economic sectors. The PRC government has implemented certain measures to encourage economic development and guide the allocation of resources. While some of these measures benefit the PRC economy generally, they may also negatively affect Geos. For example, Geos’ business, financial condition and results of operations may be adversely affected by government control over capital investments of changes in tax regulations applicable to Geos.

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

In late 2003, the PRC government implemented a number of measures, such as raising bank reserves against deposit rates and placing additional limitation on the ability of commercial banks to make loans and raise interest rates, in an attempt to slow down specific segments of China’s economy that the government believed to be overheating. In 2009, however, in response to the world economic crisis, the PRC government cut interest rates and announced a stimulus plan in an attempt to help sustain growth. These actions, as well as future actions and policies of the PRC government, could materially affect Geos’ liquidity, access to capital, financial results as well as our ability to operate our business.

Fluctuation in the value of the Chinese Yuan (Reniminbi or RMB) may have a material effect on the value of your investment.

The value of the RMB against the U.S. Dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Substantially all of D Mobile’s revenues and cost are denominated in the RMB, and a significant portion of D Mobile’s financial assets are also denominated in the RMB. The PRC recently adopted a floating rate with respect to the value of Renminbi against foreign currencies. This floating exchange rate could materially, and potentially adversely, affect D Mobile’s cash flows, revenues, earnings and financial position, and could also result in foreign currency translation losses for financial reporting purposes. But it is not possible to predict whether the net effects of this floating rate, or any resulting appreciation of the RMB, would be positive or negative for our business.

Uncertainties with respect to the PRC legal system could adversely affect Geos.

Geos conducts its business operations in China primarily through its D Mobile subsidiary which operates under the Duo Guo brand. Geos’ operations in China are governed by the PRC laws and regulations. Geos’ operating subsidiaries are generally subject to laws and regulations applicable to wholly owned foreign-owned enterprises. The PRC legal system is principally based on statutes. Prior court decisions may be cited for reference but typically have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to foreign investments in China.  However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions (and the non binding nature of such decisions), the interpretation and enforcement of these laws and regulations raise uncertainties. In addition, the PRC legal system is based in part of the government policies and internal rules (some of which are not published on a timely basis or at all) that may have retroactive effect. As a result, Geos may not be aware of its violation of these policies and rules until after a violation occurs. In addition, any litigation in China may be protracted and result in substantial cost and diversion of resources and management attention.

Contract drafting, interpretation and enforcement in China involve significant uncertainty.

Geos, through D Mobile, is a party to numerous contracts governed by the PRC law, many of which are material to Geos’ business. Compared to contracts in the United States, contracts governed by the PRC law tend to contain less detail and are not as comprehensive in defining contracting parties’ rights and obligations. As a result, contracts in China are more vulnerable to disputes and legal challenges. In addition, contract interpretation and enforcement in China are not as developed as in the United States, and the result of any contract dispute is subject to significant uncertainties. Therefore, Geos may be subject to disputes under its material contracts, and if such disputes arise, Geos cannot assure you that it will prevail. Due to the materially of certain contracts to Geos’ business, any disputes involving such contracts, even without merit, may materially and adversely affect Geos’ reputation and business.

Changes in PRC laws and regulations on labor and employee benefits may adversely affect Geos’ business and results of operations.

As a result of the D Mobile acquisition, Geos will be conducting a significant portion of its business in China, which will be subject to PRC laws and regulations on labor and employee benefits. In recent years, the PRC government has implemented policies to strengthen the protection of employees and obligate employers to provide more benefits to their employees. In addition, an employment contract law came into effect in China on January 1, 2009 and its implementation regulation came into effect on September 18, 2009. The PRC employment contract law and related legislation required more benefits to be provided to employees, such as an increase in pay or compensation for termination of employment contracts. As a result, employers incurred higher labor cost.  If additional employment and labor laws are brought to law, additional labor cost may be incurred and could have an adverse impact on Geos’ business and results of operations.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.8%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties, and make most of our sales in China. The PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents, or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold the Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

RISK RELATED TO INTELLECTUAL PROPERTY AND OTHER LEGAL AND REGULATORY CONCERNS

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

Products and services like the ones we offer are continually upgraded in an effort to make them work faster, function more easily for the user and provide more options. Our industry is characterized by the need for continued investment in research and development. If we fail to invest sufficiently in research and development, then our products could become less attractive to potential customers, which could have a material adverse effect on our results of operations and financial condition. However, any investment in research and development and technological innovation will cause our operating costs to increase. This could prevent us from ever achieving profitability.

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

We have six issued patents. In addition, we have 13 pending patent applications related to embedded software technology and methods of use. There can be no assurance that these pending patents will be issued, or what the scope of the allowed claims will be if issued. Even if the balance of patents pending are issued, the limited legal protection afforded by patent, trademark, trade secret and copyright laws may not be sufficient to protect our proprietary rights to the intellectual property covered by these patents.

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

We are not currently subject to direct federal, state, or local regulation, and laws or regulations applicable to access to or commerce on the Internet, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet and mobile networks for the delivery of all forms of digital content, it is possible that a number of laws and regulations may be adopted with respect to the Internet and mobile networks covering issues such as user privacy, “indecent” materials, freedom of expression, pricing content and quality of products and services, taxation, advertising, intellectual property rights and information security. The adoption of any such laws or regulations might also decrease the rate of growth of Internet and mobile network use, which in turn could decrease the demand for our products and services or increase the cost of doing business or in some other manner have a material adverse effect on our business, results of operations, and financial condition.

Our business faces security risks. Our failure to adequately address these risks could have an adverse effect on our business and reputation.

A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our content delivery systems. We may be required to expend significant capital and resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Consumer concern over Internet security has been, and could continue to be, a barrier to commercial activities requiring consumers to send their credit card information over the Internet. Computer viruses, break-ins, or other security problems could lead to misappropriation of proprietary information and interruptions, delays, or cessation in service to our customers. Moreover, until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet as a merchandising medium. Our failure to adequately address these risks could have an adverse effect on our business and reputation.

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

We may be exposed to potential risks relating to our internal controls over financial reporting.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports, on Form 10-K. We are subject to this requirement, and a report of our management is included under Item 9A of this Annual Report on Form 10-K. We can provide no assurance that we will be able to remediate existing material weaknesses to comply with all of the requirements imposed thereby, and if we identify additional significant deficiencies or material weaknesses in our internal controls that we cannot remedy in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties.

We lease approximately 4,812 square feet of office space in Southlake, Texas for our headquarters and operations at a total monthly rent of $7,711. The lease expires June 30, 2012.  We also lease office space in Pleasanton, California at a  monthly rent of $1,643.  The lease expires on May 31, 2011.

In addition, with the acquisition of D Mobile in March 2010 we also lease the following locations in China (rent approximated in U.S. Dollars based upon December 31, 2010 exchange rate of 6.60 RMB per US Dollar):

1.           Lease of head office, 228 Mei Yuan Road, Room 820, Shanghai, China, 200070
•	Monthly Rent: approx. $3,300
•	2,559 Square Feet
•	Expiration: May 31, 2011

2.           Lease of training room, 228 Mei Yuan Road, Room 303, Shanghai, China, 200070
•	Monthly Rent: approx. $915
•	733 Square Feet
•	Expiration: October 31, 2011

3.           People Square, Metro Line 2, People’s Square Station, Exit 9, Shanghai, China
•	Monthly Rent: $684
•	53 Square Feet

•	Expiration: October 4, 2011

4.           Imago Store, 4th Floor of Imago Mall, No. 99 Wuning Road, Shanghai, China
•	Monthly Rent: $836
•	77 Square Feet
•	Expiration: May 14, 2011

5.           Lai Fu Shi Store, 6th Floor of Raffles City Mall, No. 286 Xizang Zhong Road, Shanghai, China
•	Monthly Rent: $760
•	75 Square Feet
•	Expiration: October 20, 2011

6.	ZhongShan Park (Longzhimeng) Store, No.1018, Changning Road, Zhongshan Park, Underground 2 Layer of Longzhimeng Shopping Mall, Shanghai, China
•	Monthly Rent: $ 836
•	21 Square Feet
•	Expiration: November 19, 2011

The foregoing is a description of our principal physical properties.  In addition to those described above, we also have agreements with retailers to locate our kiosks in their facilities.  While we do have revenue sharing arrangements for the kiosks in their locations, we do not have any physical lease or rent obligations. We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available to us if we determine such additional facilities are necessary.

Item 3. Legal Proceedings.

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

On December 22, 2003, former stockholders of SuperCaller Community, Inc., a Delaware corporation acquired by the Company in September 2002 (“SuperCaller”), filed a lawsuit against the Company in the United States District Court for the Northern District of California, San Francisco Division. The plaintiffs alleged that i2Telecom (DE) and certain of its affiliates and representatives deceived the plaintiffs into selling SuperCaller to the Company, among other things.  On March 27, 2006,  all federal claims against the Company and related parties in the United States District Court in San Francisco were “dismissed with prejudice” by Judge Vaughn Walker.  In addition, the court declined to exercise supplemental jurisdiction over the remaining state law claims which were all “dismissed” as well.  Therefore, no loss or liability has been recorded in the Company’s consolidated financial statements.  In March 2009, the federal claims against the Company and related parties in the United States District Appellate Court in San Francisco were “dismissed with prejudice”.

In April 2009, the same attorney representing the plaintiffs in the above matter filed an action against the Company in the Superior Court of California, County of Santa Clara (the “Superior Court”).  The plaintiffs alleged, among other things, that i2Telecom (DE) and certain of its affiliates and representatives deceived the plaintiffs into selling SuperCaller to the Company.  Beginning on January 11, 2010, the case was heard by a jury in the Superior Court.  On February 23, 2010, the court ruled that the Company was entitled to judgment after receiving a jury verdict in favor of the defendants on all claims in the litigation.  On March 5, 2010, the plaintiffs filed a motion for judgment notwithstanding the verdict or in the alternative, judgment for constructive trust, or in further alternative, motion for a new trial.  Those motions were denied by the Court.  The Plaintiffs filed a notice of appeal.  Subsequently the Plaintiffs filed an abandonment of the appeal for plaintiffs Teng Howe Lim and Fung Chee Lim.

The remaining plaintiff’s appeal was dismissed by the California Appeal Court for procedural errors.  On February 16, 2011, the California Supreme Court denied plaintiff’s petition for review of the dismissal of the appeal.

Item 4.  Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Our Common Stock is traded on the Over-the-Counter Bulletin Board, and our trading symbol is “GCMI”. The following table sets forth, for the periods indicated, the range of reported high and low bid information for our Common Stock as reported on the OTCBB.  Such quotations reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.  Trading in our Common Stock has generally been limited and sporadic, and should not be deemed to constitute an “established trading market”.

All share prices in this filing are presented reflective of our 1:10 reverse split which occurred effective May 14, 2009.

	High	Low
2009
1st Quarter	$1.10	$0.30
2nd Quarter	0.80	0.50
3rd Quarter	0.60	0.40
4th Quarter	0.50	0.15

20010
1st Quarter	$0.29	$0.09
2nd Quarter	0.26	0.08
3rd Quarter	0.15	0.09
4th Quarter	0.10	0.02
Holders

As of March 25, 2011, our common stock was held by approximately 435 shareholders of record. Our transfer agent is Continental Stock Transfer and Trust Company located at 17 Battery Place, New York, New York, 10004, (212)509-4000.

Dividend Policy

We have never paid cash dividends on our Common Stock.  We intend to reinvest earnings, if any, for use in the operation of our business and therefore do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

Equity Compensation Plan Information

During 2009 we established an equity compensation plan that was not submitted to a vote of securities holders and therefore terminated.  The options issued under that plan terminated in the fourth quarter of fiscal 2010.  The following table sets forth information regarding equity compensation plans under which our Common Stock is authorized for issuance as of December 31, 2010.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column A
Equity compensation plans approved by security holders: (1)	3,780,000	$.83	0

Total	3,780,000	$.83	0

(1)	Represents options granted pursuant to the Company’s 2004 Stock Incentive Plan.

From June 2002 to February 2004, the Company granted a current employee options to purchase 66,438 shares of Common Stock at a split-adjusted exercise price of $1.50.  These options are all considered non-qualified since the merger with Digital Date Networks occurred on February 28, 2004.

At a special meeting of the Board of Directors held on October 15, 2009, the Board approved the Company’s 2010 Omnibus Long Term Incentive Plan (the “Plan”).  A Registration Statement on Form S-8, filed on January 8, 2010, registered a total of 6,000,000 shares of Common Stock authorized for issuance under the Plan.  The plan was not presented to shareholders. As a result, all options previously granted under the plan forfeited on October 15, 2010.  In addition, all compensation expense previously reported during 2010 related to the forfeited options has been removed from the financial statements and quarterly effects are restated in Note 16 to the financial statements.

As part of a debt settlement from time to time the Company may negotiate to pay its debt through a combination of stock options or shares of common stock.

Sales of Unregistered Securities

As partial consideration under, and pursuant to the terms of, an endorsement agreement dated as of January 30, 2009, as subsequently amended (the “Endorsement Agreement”) the Company issued (i) a total of 159,575 shares of Common Stock on April 9, 2009, and (ii) a total of 300,000 shares of Common Stock on September 8, 2009. We relied upon Section 4(2) of the Securities Exchange Act of 1933, as amended, for our exemption of registration since the issue was to a single person.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements beginning on page F-1 in this Annual Report on Form 10-K (the “Annual Report”). This Annual Report contains forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), are made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “estimates” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated herein. The cautionary statements made in this Annual Report should be read as being applicable to all related forward-looking statements wherever they appear in this Annual Report.

Overview

During 2010 we undertook significant changes in our business strategy. These changes resulted in the discontinuation of our Voice over Internet Protocol (VoIP) technology development, including our MyGlobalTalk solution and included two acquisitions: Shoot It! LLC  And D Mobile, Inc.

The following is an overview of the significant business changes that occurred during 2010.

On June 17, 2010, the Company’s board of directors approved a plan by which the Company discontinued offering its VoIP and telephony services directly to consumer and enterprise customers.  Under the plan the Company implemented a reduction-in-force and closed its network switching operations located in Atlanta, Georgia. As such all related operations have been presented as discontinued operations for the periods ended December 31, 2010 and 2009 and the network switching equipment has been classified as assets of discontinued operations as of December 31, 2009.  On December 3, 2010 the Company completed the sale of its internet-telephony network assets (the “Assets”) to MGTCO Holdings, LLC (“Purchaser”).  Pursuant to an asset purchase agreement dated October 25, 2010, Purchaser agreed to (i) assume contractual obligations of the Company with regard to the Assets and (ii) to pay a royalty (the “Royalty Payment”) to the Company’s wholly owned subsidiary, Geos Communications IP Holdings, Inc. (“Geos IP Holdings”) for use of Geos IP Holdings’ intellectual property.

The Royalty Payment is to be an amount equal to (i) 2% of the first $550,000 in revenue received by Purchaser with respect to the Assets, (ii) 5% of the next $4,450,000 in revenue received by Purchaser with respect to the Assets, and (iii) 2.5% of any additional revenue received by Purchaser with respect to the Assets.

On February 19, 2010, we acquired Shoot It!, LLC (“Shoot It!”), which provides a mobile application for sending picture postcards from smart phones.  Since the date of acquisition, we have included the financial results for Shoot It! in our results of operations.

On March 1, 2010, we acquired D Mobile, Inc. (“D Mobile”), which provides us with a platform for mobile content distribution in China, the world’s largest mobile communications market. D Mobile, which operates in China under the brand name Duo Guo, is a retail channel for the discovery and download of licensed mobile content. We have included the results of operations for D Mobile since the date of acquisition in our results of operations. Transfers of D Mobile shares in exchange for cash and settlement of debt reduced our ownership of D Mobile below 50% as of April 4, 2011. Accordingly, as of that date we will no longer consolidate D Mobile.

Results of Continuing Operations

As the Company acquired both of its mobile content distribution business, Shoot-It! And D Mobile in the first quarter of 2010, the relevant discussions are as follows:

Both products are in the preliminary stages of distribution and accordingly, revenues and cost of goods sold were not significant during the year ended December 31, 2010. D Mobile generates revenues through consumers’ use of the D Mobile marketplace to purchase and download content to their smart phone and expects to eventually generate revenue through the sale of advertising within the marketplace.  Shoot-It! generates revenue through the use of the application on the smartphone to select a picture and send a postcard.  It is the intent of the Company to include the Shoot-It! application within the D Mobile marketplace.

Total revenue for the year was $82,545.  Revenue for Shoot It! and D Mobile were $31,467 and $51,078, respectively as neither product was being marketed or distributed in a capacity to produce results.

Shoot It! was not incorporated until April 2009, and revenues from postcards sent have averaged approximately $3,000 per month since acquisition.   D Mobile was acquired in the first quarter of 2010. Revenues currently reflect sales at the company’s five leased locations and six locations where the Company has a revenue sharing arrangement with its retail distribution partners.  Revenues have averaged approximately $5,100 per month since acquisition.

Total cost of sales for the year was $48,197.  Cost of sales for Shoot It! reflect the purchase of paper and postage.  Cost of sales for D Mobile represents the purchase of mobile content. Total cost of sales were $27,241 and $20,896 for Shoot It! and D Mobile, respectively.

Total corporate selling, general and administrative expenses were $6,852,388 an increase of approximately $1.7 million compared to the prior year twelve month period, primarily as a result of professional fees incurred by the Company for the acquisition and audits of the two businesses acquired.

Selling, general and administrative expenses related to the D Mobile were approximately $1.8 million, primarily related to overhead payroll in both China and the United States.  During the third and fourth quarters of 2010, the Company began to develop a US based strategy for D Mobile and allocated corporate overhead expenses of approximately $830,000 to the USD Mobile operations, based on the percentage of time spent on the D Mobile operation.  Shoot It! incurred selling, general and administrative expenses of approximately $ 286,700 primarily related to overhead payroll.

Interest expense increased from comparable periods due to interest on borrowings under a line of credit and notes payable entered into during the year and related dividend accruals for mandatorily redeemable preferred shares.

Discussion of discontinued operations:

As the Company implemented a plan of restructuring during the second quarter of 2010, the relevant discussion is as follows:

Net loss from discontinued operations totaled $3,337,271 for the twelve months ended December 31, 2010 of which $1,047,000 related to the impairment of the related assets and a gain from sale of discontinued assets of $283,522. In addition, the discontinued operations expenses, in approximation, consisted primarily of salaries for $859,000, professional fees of $140,000, contract labor of $257,000, travel $86,000, marketing $62,000 and other administrative expenses of approximately $1.1 million.

The above expense as compared to the twelve months ended December 31, 2009 of $4,401,769, is lower as a result of reductions in all expenses related to discontinued operations in the third and fourth quarters of 2010 versus 2009.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2010, we had $809,439 in cash. Our net working capital on December 31, 2010 was a negative $4,417,035, compared to a negative $507,404, as of December 31, 2009.  This decline resulted primarily from entering into a line of credit agreement for $2,600,000 and notes payable totaling $200,000. In addition, the Company continued to experience operating losses as it underwent significant business changes.

Our net cash used in operating activities for 2010 was $6,799,721 as compared to $6,890,684 used in operating activities during 2009.  The net cash used in investing activities was $99,006 in 2010 compared $839,756 in 2009.  The decrease was the result of decreased purchases of property and equipment and net cash received on the acquisition of a subsidiary.

Net cash provided by financing activities was $6,666,336 in 2010 as compared to $8,769,625 in 2009. The decrease in cash provided by financing activities was primarily due to the proceeds received from the issuance of preferred shares of Series  F in 2009 compared to the proceeds from the sale of shares of common stock of its subsidiary and proceeds from a line of credit and notes payable in 2010.

Our strategy is to raise additional capital to enable the Company to realize the market opportunities for its mobile content distribution business.

The Company has undertaken a number of specific steps to achieve positive cash flow in the future.  These actions include the two acquisitions consummated in the first quarter of 2010, as well as the Company’s issuance of several notes payable and completion of equity placements (described below and in Note 8 and Note 11). The Company has taken further action to reduce its cash flow concerns by discontinuing the VoIP operations, which has resulted in a significant reduction in personnel and associated salaries and operating costs.

As noted in Note 9 and to the consolidated financial statements, during 2010, the Company has incurred $2,800,000 in borrowings under a line of credit and notes payable.  As noted in Note 17, the Company settled $2,750,000 of these borrowings plus accrued interest on April 4, 2011 by transferring shares of D Mobile.

As mentioned in Note 12 to the consolidated financial statements, during 2010, the Company sold Series H and Series I Preferred shares and warrants to purchase common stock for combined proceeds of $777,000.

In the March 1, 2010 acquisition, the Company acquired 100% of the outstanding shares of D Mobile.  In addition, Geos sold 1,220,000 shares, or 30.5% of its investment in its subsidiary D Mobile for proceeds of $3,050,000.  In August and September Geos sold 10% of its investment in D Mobile for $1,000,000.  Of the proceeds raised, $500,000 was from an entity controlled by Stephen F. Butterfield (Butterfield), a current investor in the Company, $150,000 was from a director, and the remaining $350,000 was from additional investors. In October 2010, Geos sold an additional 10% of the outstanding equity interests in D Mobile for an additional $1,000,000 to Butterfield. On December 2, 2010, Geos sold 0.5% of its investment in  D Mobile, for $50,000 to a director of the Company.  On December 22, 2010 Geos sold an additional 10% of its investment in its subsidiary D Mobile for $1,000,000 to an entity controlled by Butterfield.  As of December 31, 2010 the Company had sold 30.5% of D Mobile for total proceeds of $3,050,000.

Between December 22, 2010, and April 1, 2011, D Mobile sold newly issued shares of its common stock, par value $.01 per share (the “Shares”) pursuant to subscription agreements for the following amounts:  on December 22, 2010 D Mobile sold 8,000 Shares for $20,000 to a new investor in D Mobile;  on January 27, 2011, D Mobile sold 12,000 Shares for $30,000 to a new investor in D Mobile; on February 10, 2011, D Mobile sold 400,000 Shares for $1,000,000 to an entity controlled by Butterfield; on February 11, 2011, D Mobile sold 20,000 Shares for $50,000 to Andrew Berman, the Company’s Chief Executive Officer and a member of its Board of Directors, who also serves as D Mobile’s Chief Executive Officer and Chairman of its Board of Directors; and on February 15, 2011, D Mobile sold 20,000 Shares for $50,000 to a trust controlled by David Schafer, D Mobile’s Executive Vice President of Worldwide Sales.  On April 1, 2011 D Mobile sold 20,000 shares for $50,000 to a new investor.  Total proceeds from the newly issued shares were $20,000 for the year ended December 31, 2010 and an additional $1,180,000 subsequent to year end.

The settlement of debt and share sales referred to above have reduced to the Company’s ownership of D Mobile to 34.6% as of April 4, 2011.

We have historically reported net losses from our operations and negative cash flows.  We will need to continue to raise capital to support our Operations until we reach positive cash flows which management believes will be in the fourth quarter of 2011.  Management believes we can continue to attract adequate capital to support the execution of our strategic plan.

The Company has identified several new business strategies that may enable the Company to reach its profitability goals.  First, the Company currently has a detailed plan under which it will bring in new capital for both its short term as well as its long term liquidity needs.  The Company is in negotiations with several companies to enable the Company to ultimately expand the market and revenues for its products and services.  In addition, the Company will continue to explore avenues to expand the market and sales of Shoot-it and continue to review ways to monetize its intellectual property portfolio.

Management believes that the potential for newly identified business relationships coupled with new capital from sophisticated investors, should allow the Company to achieve its goal of positive cash flow within the next twelve months. There can be no assurances that such efforts will be successful.

To meet short term obligations and finance operations, it is likely that additional capital will be needed for both Geos and D Mobile.  This could result in either the sale by D Mobile of new D Mobile shares and/ or the sale of additional D Mobile shares owned by Geos.  Under either scenario, Geos ownership in D Mobile will be diluted.  Geos and D Mobile intend to enter into an operating agreement under which executive management and general operational services will be shared between the companies based upon the time and nature of the services provided.  It is the Company’s belief that the best way to improve the value of Geos is to grow the D Mobile operation.

The Company may also finance these new business opportunities through a combination of equity and/or debt. If the Company determines to finance these opportunities by issuing additional equity, then such equity may have rights and preferences superior to the outstanding Common Stock, and the issuance of such equity will dilute the ownership percentage of the Company’s existing shareholders. If the Company determines to finance these opportunities by incurring debt, then such debt may not be available to the Company on favorable terms, if at all.

The financial statements do not include any adjustments that might result from this uncertainty.

Critical Accounting Policies and Estimates

Discontinued Operations

We have reclassified for all periods presented in the accompanying consolidated statements of operations, the amounts related to the discontinued operations in accordance with the applicable accounting criteria. In addition, long-lived assets and related liabilities related to the discontinued operations are reported separately in the accompanying consolidated balance sheets.

Intangible Assets

The Company has capitalized certain costs related to registering trademarks and patent pending technology.  In addition, the Company has acquired the trade names of Shoot It! and Duo Guo.  Duo Guo is the name under which D Mobile operates in China.  In addition the Company entered into non-compete agreements in the acquisition of the two companies. In accordance with FASB ASC 350 on intangible assets, intangible assets with an indefinite life are not amortized but are tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value may not be recoverable. The Company amortizes its intangible assets with a finite life over their estimated useful lives which range from two to ten years on a straight-line basis and they are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When testing for possible impairment, the Company first compares the undiscounted cash flows expected to be generated by an asset to the carrying value of the asset.  If the carrying value of the intangible asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third party independent appraisals, as considered necessary.

In light of the discontinued VoIP business, we also tested related patents for impairment. We estimated the fair value of our patents using a discounted cash flow analysis. The Company currently has one signed royalty contract under which the Company licensed its patent to a third party for a percentage of their revenue.  The principal factors used in the discounted cash flow analysis are:

•	Our forecasted royalty revenue on signed contract
•	Forecasted new royalty contracts
•	Forecasted royalty revenue from infringers on our patents
•	Adequate funding available to effectively obtain new customers and identify infringers to recoup royalty revenue
•	Forecasted 29.9% weighted average cost of capital (“WACC”) which is based on an average of the capital structure, cost of capital and inherent business risk profiles of the Company

As previously discussed, both businesses of the Company are in the early stages of distribution and development, and revenues are not significant at this time.  Accordingly, the forecast of future revenue and related matters contain a high level of uncertainty.  The discounted cash flow analysis assumes that the Company starts to earn royalty revenue in 2013 with an annual growth rate of approximately 60% for the next ten years.  We calculated the fair value of the patents to be approximately fifteen times the carrying value of $2.0 million at December 31, 2010.  We also performed a sensitivity analysis assuming constant royalty revenue from year to year.  Under this analysis, royalty revenue at approximately 30% of the amount used in the discounted cash flow analysis is needed to arrive at a fair value that approximates the current carrying value of $2.0 million.

Based on above, the management concluded that there was no impairment of the patents at December 31, 2010.

The following events could change the results of our analysis, therefore, they could have a material adverse effect on the estimated future discounted cash flows expected to be generated from the royalty contracts and require recognition of an impairment if the Company fails to do the following or other events out of Company’s controls occur:

•	forecasted royalty revenues are not achieved
•	executing adequate number and pricing of new royalty contracts
•	obtaining adequate funding to effectively obtain new customers and identify infringers to recoup royalty revenue
•	current technology environment and obsolescence
•	customer habits
•	general economic volatility

Goodwill

The Company initially measures goodwill in accordance with ASC 805, “Business Combinations”. Goodwill as of the acquisition date is measured as the excess of consideration transferred, which is also generally measured at fair value, and the net of the acquisition date amounts of the identifiable assets acquired and the liabilities assumed.

Goodwill is required to be tested at least on an annual basis for impairment or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company assesses goodwill for impairment by periodically comparing the fair value of its reporting units to their carrying amounts to determine if there is potential impairment. If there is a potential impairment, an impairment loss is recognized for any excess of the carrying amount of the goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  Fair values for reporting units are determined based on discounted cash flow analysis, market multiples or appraised values, as appropriate. The carrying value at December 31, 2010 of goodwill associated with the two business combinations that both occurred in 2010 consists of $1.1 million for D Mobile and $922,000 for Shoot It!. For step one of our impairment test, we determined the fair value of the reporting units (D Mobile and Shoot It!) using a discounted cash flow analysis.  The principal factors in the discounted cash flow analysis are:

•	Forecasted revenues from the sale of postcards and mobile content based upon acquiring new customers and expanded distribution channels.
•	Forecasted revenue from the sale of advertising on our D Mobile kiosk platform
•	Obtaining appropriate mobile content for our consumers across all distribution channels.
•	Adequate funding to effectively expand to new customers and distribution channels.
•	Forecasted 25% weighted average cost of capital which is based on the average of the capital structure, cost of capital and inherent business risk profiles of the Company.

As previously discussed, both businesses of the Company are in the early stages of distribution and development, and revenues are not significant at this time. Accordingly, the forecast of future revenue and related matters contain a high level of uncertainty. The discounted cash flow analysis for D Mobile assumes that D Mobile generates estimated revenue of approximately $15 million in the last six months of 2011 with significant increases thereafter. Using these assumptions we calculated the fair value to be well in excess of the carrying value of goodwill of $1.1 million at December 31, 2010. The discounted cash flow analysis for Shoot It! assumes that Shoot It! revenues average $1.6 million over the next four years. Under this scenario, the calculated fair value of the operating unit exceeds the carrying value of goodwill, of approximately $922,000, by a marginal amount.

Based on above, the management concluded that there was no impairment of goodwill as of December 31, 2010.

The following events could change the results of our analysis, therefore, they could have a material adverse effect on the estimated future discounted cash flows expected to be generated from new customers and distribution points and require recognition of impairment if the Company fails to do the following or other events out of Company’s controls occur:

•	forecasted postcard and mobile content revenues are not achieved
•	forecasted advertising revenues are not achieved
•	appropriate mobile content is not available across all distribution channels
•	expansion to an adequate number of distribution points or obtaining sufficient customers for postcard sales.
•	obtaining adequate funding to effectively obtain new customers to achieve revenue
•	ability to continue to meet the technology needs within the most widely used smart phone operating systems
•	customer habits
•	general economic volatility

Impairment of Long-lived Assets

In accordance with the FASB ASC 360 on impairment or disposal of long-lived assets, the Company reviews its long-lived assets, including property and equipment, and purchased intangibles subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  To determine recoverability of its long-lived assets, the Company compares the future undiscounted net cash flows, without interest charges to the carrying amount of the assets, and if the latter exceeds the former, then an impairment is recorded to adjust the asset to its fair value (using discounted cash flows). The Company recorded asset impairment losses of $1,047,707 related to assets related to discontinued operations during the year ended December 31, 2010.  The Company had no impairment of such long lived assets during the year ended December 31, 2009.  For the reasons discussed in the discussion of patents above under the heading “Intangible Assets” and for the reasons discussed above under the heading “Goodwill,” it is reasonably possible that the estimates used in impairment testing will significantly change in the near term.  As a result, the carrying amounts of long-lived asets may be reduced materially in the near term.

Debt Extinguishment

On July 1, 2009 we offered to certain of our existing note holders the opportunity to exchange some or all of the principal, interest and loan fees under $6,328,212 of notes, which included all accrued interest and related fees, (the “Debt”) for different series of preferred stock of Geos Communications IP Holdings, Inc. This exchange was deemed to be debt extinguishment for the notes payable according to the ASC No.405- Liabilities and 470-50 – Debt, Modifications and Extinguishments. As a result of this exchange a loss on debt extinguishment of $1,469,523 was recorded and is included in the Statement of Operations for the year ended December 31, 2009.

Income Taxes

The Company files a consolidated federal income tax return with its domestic wholly owned subsidiaries. The Company is a C-Corporation under the provisions of the Internal Revenue Code. We utilize the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using enacted tax rates expected to be in effect at when the temporary differences reverse in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

In accordance with ASC 740, the Company recognizes the effect of uncertain income tax positions only if those positions are more likely than not of being sustained. Recognized income tax provisions for these uncertain tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision.

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

Preferred Stock

The Company applies the guidance enumerated in ASC No. 480 Distinguishing Liabilities from Equity, and Classification and Measurement of Redeemable Securities, when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured initially at fair value and are accreted to the mandatory redemption value using the effective interest method.   For all shares subject to mandatory redemption, accretion and dividends are recorded as interest expense in the consolidated statement of operations.  As of December 31, 2010, the Company had recorded liabilities related to Series A–D Preferred Shares of Geos IP Holdings which amounted to $9,925,418.

The Company classifies conditionally redeemable convertible preferred shares, which includes preferred shares subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ deficit. Preferred shares classified as temporary equity are measured initially at fair value. If such shares are subject to redemption at a higher value that is outside of the Company’s control, such shares are accreted to the mandatory redemption value, with such accretion recorded as dividends.  As of December 31, 2010, the Company had recorded as temporary equity Series F, G, H and I Preferred Shares totaling $5,047,057, $4,029,233, $232,482 and $288,445, respectively.  Dividends on preferred shares included in temporary equity and equity are recorded as Dividends on Preferred Stock below Net Loss on the Consolidated Statement of Operations.

The Company evaluates the conversion option of the convertible preferred shares under ASC No. 470-20, Debt with Conversion and Other Options. A convertible financial instrument includes a beneficial conversion feature if the effective conversion price is less than the Company’s market price of common stock on the commitment date.  The Company records the beneficial conversion feature in Common stock.  For the period ended December 31, 2010 the Company had recorded beneficial conversion features totaling  $295,678 in Common Stock, no Par  and recognized as a dividend related to its series F preferred shares.

In October of 2010 the Company initiated a tender offer to exchange Series I Preferred stock  and related warrants (New Warrants) for all of the outstanding Series F Preferred stock and Series H Preferred stock (the Old Preferred) and all related warrants (the Old Warrants).  The offer was approved by the SEC in February of 2011.  All of the outstanding Series F Preferred stock and Series H Preferred stock has been tendered for exchange pursuant to the Exchange Offer.

In order to determine the treatment of the exchange offer the Company’s accounting policy is as follows: If the fair value of the equity-classified preferred share immediately after the exchange is significantly different (e.g., by more than 10%) than the fair value of the instrument immediately before the exchange, the exchange is considered and extinguishment.  An exchange that does not meet this criterion is a modification.

The accounting treatment for the extinguishment of equity-classified preferred stock is addressed by SEC staff guidance included in the FASB’s Codification at ASC 260-10-S99-2.  Under that guidance, when equity-classified preferred shares are extinguished, the difference between (1) the fair value of the consideration transferred to the holders of the preferred shares and (2) the carrying amount of the preferred shares are subtracted from (or added to) net income to arrive at income available to common stockholders in the calculation of earnings per share.  In addition to the effect on earnings per share, extinguishment accounting will result in adjustments within equity but will not result in recognition of any amounts in net income.

When equity-classified preferred shares have been modified and extinguishment accounting is not considered appropriate, the Company analogizes to the accounting in ASC 718-20-35 and will recognize the incremental fair value (the difference in fair value of the instrument the moment before and the moment after modification) from the modification as a deemed dividend reconciling net income to net income available for common shareholders.  Modifications that result in a decrease in the fair value are not recognized.

Under our initial estimates, the estimated fair value of the Series I Preferred Stock and the carrying value of the Old Preferred Stock are expected to be accounted for as an extinguishment

In order to determine the treatment for the exchange of the Old Warrants for the New Warrants, we noted that there is no direct literature on this topic but we believe we would analogize to ASC 718 (formerly SFAS No. 123R).  We would calculate the fair value of the old warrants versus the fair value of the new warrants before and after the date of the exchange and determine the difference.  As we have equity instruments with no vesting, assuming the new warrants’ fair value is greater than the old, the difference would affect net loss per share available to Geos common shareholders.  Any decrease in fair value because of the exchange would not be recognized and would not affect net loss per share available to Geos common shareholders.  In either scenario the exchange will result in adjustments within stockholders’ deficit.

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

Non-controlling Interests

Between August 1, 2010 and December 31, 2010, the Company received $3,050,000 for the sale of 30.5% of its equity interest in D Mobile. ASC No. 810, Non-controlling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.

Changes in a parent’s ownership interest in a consolidated subsidiary that do not result in a change in control are accounted for as equity transactions. Such changes do not affect earnings or the carrying values of assets and liabilities (including goodwill). Therefore, a parent does not recognize any gain or loss from a sale of shares of a consolidated subsidiary. Instead, the carrying amount of the non-controlling interest is adjusted to reflect the change in ownership interest in the subsidiary. Any difference between the fair value of the consideration received or paid and the amount by which the non-controlling interest is adjusted is recognized in equity attributable to the parent.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements for the  years ended December 31, 2010 and 2009 begin on page F-1 of this annual report on Form 10-K.  We are not required to file any financial statement schedules.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The Company changed its independent accounting firm during the year ended December 31, 2009.  There were no disagreements with the former independent accounting firm.

Item 9A. Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act).  Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

In management’s review of financial information required to be reported in this report on Form 10-K, management determined that material weaknesses existed in the Company’s internal control over financial reporting. In considering  these weaknesses, the Company’s management determined that the material weaknesses in internal control over financial reporting did affect the Company’s disclosure controls and procedures. For this reason, the CEO and CFO have determined that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective. However, as described in the following section “Changes in Internal Control over Financial Reporting”, the Company’s management, including the CEO and CFO, has taken actions to address the material weaknesses in the Company’s internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, in accordance with Rules 13a-15 and 15d-15 of the Exchange Act. Under the supervision and with the participation of the Company’s management, we, in conjunction with an independent third party, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this evaluation and those criteria, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2010, our internal control over financial reporting was not effective.

Our management has identified one deficiency that constitutes a material weaknesses: the Company lacked adequate technical accounting expertise and staffing necessary for an effective system of internal control and timely financial reporting.  In an effort to mitigate these material weaknesses, the Company’s management has hired additional staff with accounting technical expertise. Due to the lack of significant operating activities at this time, it is not practical to bring in additional staff. However, if it appears that any control can be implemented to continue to mitigate such control deficiencies in a cost effective manner, the Company will attempt to implement the control.

This Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC that permit the Company to provide only management’s report in this Form 10-K.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and it is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control over Financial Reporting

We have implemented additional controls and procedures designed to ensure that the disclosure provided by the Company meets the then current requirements of the applicable filing made under the Exchange Act. To address the Company’s lack of sufficient accounting technical expertise,  the Company retained additional accounting technical expertise in January of 2011. Other than these changes, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 13 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements; Schedules

Our consolidated financial statements for the years ended December 31, 2010 and 2009 begin on page F-1 of this annual report on Form 10-K.  We are not required to file any financial statement schedules.

Exhibits

The Exhibit Table on the following page lists those documents that we are required to file with this annual report on Form 10-K.

Exhibit Table
Exhibit No.	Exhibit	Method of Filing
2.1	Agreement and Plan of Merger by and among Geos Communications, Inc., Duo Guo Acquisition, Inc., Jonathan Serbin and D Mobile, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 19, 2010.
2.2	Agreement and Plan of Merger dated as of February 19, 2010 by and among Geos Communications, Inc., Shoot It! Acquisition, Inc., Shoot It!, LLC and certain security holders of Shoot It!, LLC.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 25, 2010.
2.3	First Amendment to Agreement and Plan of Merger by and among Geos Communications, Inc., Duo Guo Acquisition, Inc., Jonathan Serbin and D Mobile, Inc. dated as of March 1, 2010.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on March 11, 2010.
3.1	Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.
3.2	Bylaws.	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.
3.3	Amendment to the Company’s Articles of Incorporation filed June 3, 2004	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.
3.4	Certificate of Designations of Rights and Preferences of Series D Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 13, 2004.
3.5	Certificate of Designations of Rights and Preferences of Series E Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 22, 2005.
3.6	Amendment to Certificate of Designations of Rights and Preferences of Series E Preferred Stock	Incorporated by reference to Exhibit 3.1.8 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006.
3.7	Amendment to the Company’s Articles of Incorporation filed July 13, 2007.	Incorporated by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
3.8	Certificate of Designations of Rights and Preferences of Series F Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 30, 2009.
3.9	Amendment to the Company’s Articles of Incorporation filed May 11, 2009.	Incorporated by reference to Exhibit 3.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
3.10	Amendment to Certificate of Designations of Rights and Preferences of Series F Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 10, 2009.
3.11
Certificate of the Designations, Preferences, Rights and Limitations of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock of i2 Telecom IP Holdings, Inc.
Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 1, 2009.
3.12	Amendment to the Company’s Articles of Incorporation filed September 10, 2009.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 10, 2009.
3.13	Certificate of Designations of Rights and Preferences of Series G Convertible Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 19, 2010.

Exhibit No.	Exhibit	Method of Filing
3.14	Amendment to Bylaws, dated February 12, 2010	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 19, 2010.
3.15	Certificate of Designations of Rights and Preferences of Preferred Stock Series H	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 10, 2010.
3.16	Certificate of Designations of Rights and Preferences of Preferred Stock Series I	Incorporated by reference to Exhibit 3.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
3.17	Articles of Correction to Certificate of Designations of Rights and Preferences of Preferred Stock Series I	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 3, 2010
4.1	Amended and Restated 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement filed June 25, 2009.
4.2	2009 Omnibus Long Term Incentive Plan*	Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement filed January 8, 2010.
10.1	Employment Agreement, dated April 20, 2009, by and between the Company and Andrew L. Berman.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 24, 2009.
10.2	Employment Agreement, dated April 20, 2009, by and between the Company and Paul R. Arena.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 24, 2009.
10.3	Employment Agreement, dated April 20, 2009, by and between the Company and Christopher R. Miltenberger.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 24, 2009.
10.4	Employment Agreement, dated April 20, 2009, by and between the Company and Douglas F. Bender.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 24, 2009.
10.5	Form of Non-Negotiable Secured Promissory Note.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2009.
10.6	Form of Term Loan Agreement.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 4, 2009.
10.7	Form of Warrant	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 4, 2009.
10.8	Form of Registration Rights Agreement.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 4, 2009.
10.9	Form of Subscription Agreement	Incorporated by reference to Exhibit 10.66 to the Company’s Current Report on Form 8-K filed May 8, 2009.
10.10	Form of Warrant	Incorporated by reference to Exhibit 4.60 to the Company’s Current Report on Form 8-K filed May 8, 2009.
10.11	Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 10, 2009.
10.12	Amended and Restated Warrant	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 10, 2009.

Exhibit No.	Exhibit	Method of Filing
10.13	Subscription Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 10, 2009.
10.14	Exchange Agreement	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 10, 2009.
10.15	Amendment to Arena Employment Agreement, dated June 24, 2009.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 29, 2009.
10.16	Amendment to Bender Employment Agreement, dated June 24, 2009.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 29, 2009.
10.17	Amendment to Berman Employment Agreement, dated June 24, 2009.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2009.
10.18	Amendment to Miltenberger Employment Agreement, dated June 24, 2009.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 29, 2009.
10.19	First Amendment to Subscription Agreement, dated June 26, 2009.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 1, 2009.
10.20	Employment Agreement, dated August 24, 2009, by and between the Company and Richard Roberson.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 28, 2009.
10.21	Form of Warrant	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 10, 2009.
10.22	Form of Subscription Agreement	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 10, 2009.
10.23	Second Amendment to Marketing Agreement, dated September 8, 2009.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 10, 2009.
10.24	Form of Warrant	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 9, 2010.
10.25	Form of Subscription Agreement	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 9, 2010.
10.26	Drawdown Promissory Note issued to Butterfield Family Trust U/A/D 1/12/99 dated February 23, 2010 in an amount up to $2,000,000.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2010.
10.27	Form of Warrant	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed March 31, 2010.
10.28	Amended and Restated Drawdown Promissory Note issued to Butterfield Family Trust U/A/D 1/12/99 dated May 21, 2010	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
10.29	Asset Purchase Agreement, dated October 25, 2010, by and among MGTCO Holdings, L.L.C., Geos Communications, Inc., and Geos Communications IP Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2010.

Exhibit No.	Exhibit	Method of Filing
10.30	Employment Agreement, dated January 7, 2011, by and between the Company and Cynthia Gordon	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2011.
14.1	Code of Ethics and Conduct.	Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.
21.1	Subsidiaries of the Company.	Filed herewith.
23.1	Consent of BDO USA, LLP	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.	Filed herewith.
32.1	Section 1350 Certification of the Company’s Principal Executive Officer.	Filed herewith.
32.2	Section 1350 Certification of the Company’s Principal Financial Officer.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOS COMMUNICATIONS, INC.

By:	/s/ Andrew L. Berman
Andrew L. Berman
Chief Executive Officer

Date: April 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Andrew Berman
Andrew Berman	Chief Executive Officer (Principal Executive Officer) and Director	April 7, 2011

/s/ Cynthia T. Gordon
Cynthia T. Gordon	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 7, 2011

/s/ Michael Reardon
Michael Reardon	Director	April 7, 2011

/s/ Frederick Mapp
Frederick Mapp	Director	April 7, 2011

/s/ Bruce Friedman
Bruce Friedman	Director	April 7, 2011

GEOS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and shareholders

Geos Communications, Inc.:

We have audited the accompanying consolidated balance sheets of Geos Communications, Inc. and subsidiaries (“the Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Geos Communications, Inc. and subsidiaries at December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Geos Communications, Inc. and subsidiaries will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, Geos Communications, Inc. and subsidiaries has not generated positive cash flows from operations and has accumulated losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO USA, LLP
Dallas, TX
April 7, 2011

GEOS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009
ASSETS

Current Assets
Cash and Cash Equivalents	$809,439	$1,041,830
Accounts Receivable	25,489	-
Prepaid Expenses and Other Current Assets	66,448	17,826
Total Current Assets	901,376	1,059,656

Property and Equipment, Net	684,421	1,145,419

Other Assets:
Goodwill	2,061,944	-
Other Intangible Assets, Net of Amortization	3,016,634	2,441,900
Deposits	118,222	83,489
Investment at Cost	-	250,000
Note Receivable	-	60,000
Assets Related to Discontinued Operations	14,442	305,157
Total Other Assets	5,211,242	3,140,546
Total Assets	$6,797,039	$5,345,621

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$605,650	$344,261
Accrued Expenses	1,678,129	1,091,552
Convertible Bonds	50,000	50,000
Notes Payable	209,000	9,000
Borrowing under Line of Credit	2,600,000	-
Liabilities Related to Discontinued Operations	175,632	72,247
Total Current Liabilities	5,318,411	1,567,060

Series A-D, Preferred Shares Subject to Mandatory Redemption	9,925,418	7,880,627
Total Liabilities	15,243,829	9,447,687

Series F Convertible Preferred Shares, 5,000,000 Shares Authorized, and 7,550 shares Issued and Outstanding at December 31, 2010 and 2009	5,047,057	5,047,057
Series G, Convertible Preferred Shares 20,000 Shares Authorized 5,278 Issued and Outstanding at December 31, 2010	4,029,233	-
Series H Convertible Preferred Shares 20,000 Shares Authorized and 350 Issued and Outstanding at December 31, 2010	232,482	-
Series I Convertible Preferred Shares 20,000 Shares Authorized and 427 Issued and Outstanding at December 31, 2010	288,445	-

Commitments And Contingencies

Stockholders’ Deficit:
Common Stock, No Par Value, 500,000,000 Shares Authorized, 37,266,981 and 32,647,842 Shares Issued and Outstanding, respectively at December 31, 2010 and 2009	51,650,077	46,705,124
Other Comprehensive Income	19,336	-
Accumulated Deficit	(69,662,170)	(55,854,247)
Total Geos Communications Inc., Stockholders' Deficit	(17,992,757)	(9,149,123)
Non Controlling Interest in Subsidiary	(51,250)	-
Total Stockhoders' Deficit	(18,044,007)	(9,149,123)
Total Liabilities and Stockholders' Deficit	$6,797,039	$5,345,621

See Accompanying Notes to Consolidated Financial Statements

GEOS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010 and 2009

	2010	2009
Net Revenue	$82,545	$-
Cost of Revenue	48,137	-
Gross Margin	34,408	-

Selling, General and Administrative Expenses	6,852,388	(5,187,046)
Loss From Operations	(6,817,980)	(5,187,046)

Other Income (Expense):
Other Income	14,790	-
Interest Expense	(2,263,074)	(1,523,281)
Loss on Early Extinguishment of Debt	-	(1,469,523)
Gain on Forbearance of Debt	-	29,569
Total Other Income (Expense)	(2,248,284)	(2,963,235)

Loss from continuing operations	(9,066,264)	(8,150,281)
Loss from Discontinued Operations, net of $0 for Tax Benefits (including gain on disposal of $283,522)	(3,337,271)	(4,401,769)
Net Loss	(12,403,535)	(12,552,050)
Less: Net Loss Attributable to Non-controlling Interest in Subsidiary	184,479	-
Net Loss attributable to Geos	(12,219,056)	(12,552,050)
Dividends associated with beneficial conversion features on Series H and Series I Preferred Stock	(295,678)	(2,870,825)
Dividends for Series F,G,H and I Preferred Stock	(1,293,189)	(176,844)
Net Loss attributable to Geos Common Shareholders	$(13,807,923)	$(15,599,719)

Weighted Average Common Shares Outstanding:	33,697,595	29,124,906
Basic and Diluted Loss Per Common Share:
Continuing operations	$(0.31)	$(0.39)
Discontinued operations	(0.10)	(0.15)
Net loss attributable to Geos Common Shareholders	$(0.41)	$(0.54)

See Accompanying Notes to Consolidated Financial Statements

GEOS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT
Years Ended December 31, 2010 and 2009

	Common Stock Shares	Common Stock Amount	Accumulated Deficit Amount	Other Comprehensive Income Amount	Total Stockholders Equity	Noncontrolling Interest Amount	Total Amount
Balance, December 31, 2008	27,278,560	$38,857,040	$(40,254,528)	$-	$(1,397,488)	$-	$(1,397,488)
Exercise of Options and Warrants	3,817,760	456,564	-	-	456,564	-	456,564
Stock Options and Warrants Issued for Services	1,551,522	2,072,789	-	-	2,072,789	-	2,072,789
Issuance of warrants in connection with Series F Preferred Shares, net of issuance costs of $55,037	-	2,447,906	-	-	2,447,906	-	2,447,906
Net Loss for the Year Ended December 31, 2009	-	-	(12,552,050)	-	(12,552,050)	-	(12,552,050)
Beneficial Conversion Features for Series F Preferred Shares	-	2,870,825	(2,870,825)	-	-	-	-
Dividends on Preferred Shares	-	-	(176,844)	-	(176,844)	-	(176,844)
Balance, December 31, 2009	32,647,842	46,705,124	(55,854,247)	-	(9,149,123)	-	(9,149,123)
Common Stock and Warrants Issued for Service	647,015	186,127	-	-	186,127	-	186,127
Warrants issued for Series H Preferred Shares	-	117,518	-	-	117,518	-	117,518
Warrants issued for Series I Preferred Shares	-	138,555	-	-	138,555	-	138,555
Common Stock Issued for Payments of Preferred Share Dividends	3,972,124	674,711	-	-	674,711	-	674,711
Stock Compensation	-	595,593	-	-	595,593	-	595,593
Beneficial Conversion Features for Series H Preferred Shares	-	123,038	(123,038)	-	-	-	-
Beneficial Conversion Features for Series I Preferred Shares	-	172,640	(172,640)	-	-	-	-
Sale of Subsidiary Common Stock owned by Geos	-	2,922,891	-	-	2,922,891	127,109	3,050,000
Sale of Newly Issued Shares of Subsidiary	-	13,880	-	-	13,880	6,120	20,000
Dividends on Preferred Stock Series F, G, H, and I	-	-	(1,293,189)	-	(1,293,189)	-	(1,293,189)
Comprehensive Loss:
Net Loss for the Year Ended December 31, 2010	-	-	(12,219,056)	-	(12,219,056)	(184,479)	(12,403,535)
Cumulative Translation Adjustment	-	-	-	19,336	19,336	-	19,336
Comprehensive Loss	-	-	-	-	-	-	(12,384,199)
Balance, December 31, 2010	37,266,981	$51,650,077	$(69,662,170)	$19,336	$(17,992,757)	$(51,250)	$(18,044,007)

See Accompanying Notes to Consolidated Financial Statements

GEOS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009

	2010	2009
Cash Flows From Operations:
Net Loss	$(12,403,535)	$(12,552,050)
Adjustments to Reconcile Net Loss to Net Cash Used In By Operating Activities:
Depreciation and Amortization	680,782	744,351
Impairment of assets related to discontinued operations	1,047,707	-
Gain on sale of assets related to discontinued operations	(283,522)	-
Accretion of interest and dividends on Preferred Share Liabilities	2,044,791	-
Loss on Early Extinguishment of Debt	-	1,469,523
Gain on Forbearance of Debt	-	(29,569)
Amortization of Loan Fees	-	270,411
Warrants and Common Stock Issued For Services	186,127	1,497,898
Stock Compensation	595,593	574,891

Change in operating assets and liabilities:
Accounts Receivable	(13,641)	(7,374)
Inventories	-	122,557
Prepaid Expenses, net of prepaid loan fees	(21,041)	(67,805)
Other Assets	-	(44,649)
Accounts Payable and Accrued Expenses	689,396	1,123,743
Assets and Liabilities of Discontinued Operations	677,622	-
Deferred Revenue	-	7,389
Net Cash Used In Operating Activities:	(6,799,721)	(6,890,684)

Cash Flows From Investing Activities:
Acquisitions, net of Cash Acquired	119,506	-
Property and Equipment Purchases	(218,512)	(529,756)
Investment In Affiliate and Note Receivable	-	(310,000)
Net Cash Used In Investing Activities	(99,006)	(839,756)

Cash Flows From Financing Activities:
Exercise of stock options	-	456,564
Proceeds from convertible Notes and Notes Payable	-	1,510,089
Proceeds from Sale of Subsidiary Common Stock	3,070,000	-
Repayment of Notes Payable	-	-
Proceeds from Issuance of Series F Preferred Shares	-	7,550,000
Proceeds from Issuance of Series H & I Preferred Shares and Warrants to Purchase Common Stock	777,000	-
Other Non-cash	19,336	-
Proceeds from Line of Credit and Notes Payable	2,800,000	-
Repayment on Notes payable and Convertible Debt	-	(747,028)
Net Cash Provided By Financing Activities	6,666,336	8,769,625

Increase (Decrease) in Cash and Cash Equivalents	(232,391)	1,039,185
Cash and Cash Equivalents Beginning of Year	1,041,830	2,645
Cash and Cash Equivalents End of Year	$809,439	$1,041,830

See Accompanying Notes to Consolidated Financial Statements

GEOS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.  NATURE OF BUSINESS

For convenience in this annual report, “Geos,” “we,” “us,” and “the Company” refer to Geos Communications, Inc. and our consolidated subsidiaries, taken as a whole.

Geos Communications, Inc. (“Geos”), is a Washington corporation whose primary activities are as the operator of, and developer and distributor of mobile content and services through its two subsidiaries Shoot-It!, LLC (“Shoot It!”) and D Mobile, Inc. (D Mobile).

Geos, was incorporated as “Transit Information Systems, Inc.”  under the laws of the State of Washington on October 17, 1988.  In March 2004, the Company changed its name to “i2 Telecom International, Inc.”  In September 2009, the Company filed with the Secretary of State of the State of Washington an amendment to its Articles of Incorporation reflecting the change of the Company’s name from “i2 Telecom International, Inc.” to “Geos Communications, Inc”.

During 2010, we undertook significant changes in our business strategy. These changes resulted in the discontinuation of our Voice over Internet Protocol (VoIP) and technology development, including our MyGlobalTalk solution ,and included the acquisitions of  Shoot It! and D Mobile.

The following is an overview of the significant business changes that occurred during 2010.

On February 19, 2010, Geos acquired Shoot It!, LLC (“Shoot It!”), which provides a mobile application for sending picture postcards from smart phones.  Since the date of acquisition, we have included the financial results for Shoot It! in our results of operations.

On March 1, 2010, Geos acquired D Mobile, Inc. (“D Mobile”), which provides us with a platform for mobile content distribution in China. D Mobile, which operates in China under the brand name Duo Guo, is a retail channel for the discovery and download of licensed mobile content. We have included the results of operations for D Mobile since the date of acquisition in our results of operations.

On June 17, 2010, Geos’ board of directors approved a plan by which Geos discontinued offering its VoIP and telephony services directly to consumer and enterprise customers.  Under the plan, Geos implemented a reduction-in-force and closed its network switching operations located in Atlanta, Georgia. As such all related operations have been retroactively presented as discontinued operations for all periods presented and the network switching equipment and related operating liabilities have been classified as assets related to discontinued operations and liabilities related to discontinued operations, respectively for all periods presented.  On December 3, 2010 Geos Communications, Inc. completed the sale of its internet-telephony network assets (the “Assets”) to MGTCO Holdings, LLC (“Purchaser”).

As discussed in Note 15 to the consolidated financial statements, Geos Communications, Inc. and subsidiaries has not generated positive cash flows from operations and has accumulated losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We effected a 1:10 reverse split of our common stock effective May 14, 2009 and have retroactively presented this in our consolidated financial statements for all periods presented.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of Geos Communications, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America.

Basis of Consolidation

The consolidated financial statements include the accounts of Geos Communications, Inc. (DE), and its majority owned subsidiaries; Geos IP Holdings, Inc, Shoot It!, and D Mobile (collectively, the Company). All subsidiaries, except for D Mobile, are, directly or indirectly, wholly owned subsidiaries of the Geos.  As of December 31, 2010, Geos owned 69.4% of D Mobile.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Discontinued Operations

We have reclassified for all periods presented in the accompanying consolidated statements of operations, the amounts related to the discontinued operations in accordance with the applicable accounting criteria. In addition, long-lived assets and related liabilities related to the discontinued operations are reported separately in the accompanying consolidated balance sheets.

Business Combinations

Pursuant to the Financial Accounting Standards (“FASB’) Accounting Standard Codification (“ASC”) topic  805, “Business Combinations”, the Company has used the acquisition method of accounting. The acquisition method of accounting is used for all business combinations where the acquirer is identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. We recognize separately from goodwill, the identifiable assets acquired, the liabilities assumed, and any non-controlling interests in an acquiree, generally at the acquisition date fair value as defined by ASC 820, Fair Value Measurements. Goodwill as of the acquisition date is measured as the excess of consideration transferred, which is also generally measured at fair value, and the net of the acquisition date fair value amounts of the identifiable assets acquired and the liabilities assumed.

The acquisition method requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date and to refine those estimates, as necessary, during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for a business combination) in a manner that is prescribed in ASC 805.

Non-controlling Interests

Between September 2010 and December 2010, the Company received  proceeds of $3,050,000 for the sale of 30.5% of its equity interest in D Mobile. ASC 810, Non-controlling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51, establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.

Changes in our ownership interest in a consolidated subsidiary that does not result in a change in control are accounted for as equity transactions. Such changes do not affect earnings or the carrying values of assets and liabilities (including goodwill). Therefore, we do not recognize any gain or loss from a sale of shares of a consolidated subsidiary. Instead, the carrying amount of the non-controlling interest is adjusted to reflect the change in ownership interest in the subsidiary. Any difference between the fair value of the consideration received or paid and the amount by which the non-controlling interest is adjusted is recognized in equity.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of a sales arrangement exists, the buyer’s price is fixed or determinable, collection of payment is reasonably assured, and delivery has occurred. The Company is the primary obligor in its transactions, has all credit risk, maintains substantially all risks and rewards, has discretion in selecting the supplier and latitude in pricing decisions. Accordingly, the Company records all transactions at the gross amount.

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying amounts and fair values for our various series of preferred stock are presented in a subsequent notes below.

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable.  Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2010 were $809,439.

The Company’s risk of loss is limited due to advance billings to customers for services and the ability to terminate services on delinquent accounts.  We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

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

Property and Equipment

Property and equipment are recorded at cost.  Depreciation is computed using the straight-line method for financial and tax reporting purposes. Estimated useful lives range from five to ten years.  When properties are disposed of, the related costs and accumulated depreciation are removed from the respective accounts and any gain or loss on disposition is recognized at that time.  Maintenance and repairs which do not improve or extend the lives of assets are expensed as incurred.

Intangible Assets

The Company has capitalized certain costs related to registering trademarks and patent pending technology.  In addition, the Company has acquired the trade names of Shoot It! and Duo Guo.  Duo Guo is the name under which D Mobile operates in China.  In addition the Company entered into non-compete agreements in the acquisition of the two companies. In accordance with FASB ASC 350 on intangible assets, the Company amortizes its intangible assets with a finite life over their estimated useful lives which range from two to ten years on a straight-line basis and they are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When testing for possible impairment, the Company first compares the undiscounted cash flows expected to be generated by an asset to the carrying value of the asset.  If the carrying value of the intangible asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third –party independent appraisals, as considered necessary.

In light of the discontinued VoIP business, we also tested related patents for impairment. We estimated the fair value of our patents using a discounted cash flow analysis. The Company currently has one signed royalty contract under which the Company licensed its patent to a third party for a percentage of their revenue.  The principal factors used in the discounted cash flow analysis are:

•	Our forecasted royalty revenue on signed contract
•	Forecasted new royalty contracts
•	Forecasted royalty revenue from infringers on our patents
•	Adequate funding available to effectively obtain new customers and identify infringers to recoup royalty revenue
•	Forecasted 29.9% weighted average cost of capital (“WACC”) which is based on an average of the capital structure, cost of capital and inherent business risk profiles of the Company

As previously discussed, both businesses of the Company are in the early stages of distribution and development, and revenues are not signigicant at this time.  Accordingly, the forecast of future revenue and related matters contain a high level of uncertainty. The discounted cash flow analysis assumes that the Company starts to earn royalty revenue in 2013 with a significant increase in the annual growth rate thereafter. Using these assumptions, we calculated the fair value of the patents to be well in excess of the carrying value of $2.0 million at December 31, 2010.  We also performed a sensitivity analysis assuming constant royalty revenue from year to year.  Under this analysis, royalty revenue at approximately 30% of the amount used in the discounted cash flow analysis is needed to arrive at a fair value that approximates the current carrying value of $2.0 million.

Based on above, the management concluded that there was no impairment of the patents at December 31, 2010.

The following events could change the results of our analysis, therefore, they could have a material adverse effect on the estimated future discounted cash flows expected to be generated from the royalty contracts and require recognition of an impairment if the Company fails to do the following or other events out of Company’s controls occur:

•	forecasted royalty revenues are not achieved
•	executing adequate number and pricing of new royalty contracts
•	obtaining adequate funding to effectively obtain new customers and identify infringers to recoup royalty revenue
•	current technology environment and obsolescence
•	customer habits
•	general economic volatility

Goodwill

The Company initially measures goodwill in accordance with ASC 805, “Business Combinations”. Goodwill as of the acquisition date is measured as the excess of consideration transferred, which is also generally measured at fair value, and the net of the acquisition date amounts of the identifiable assets acquired and the liabilities assumed.

Goodwill is required to be tested at least on an annual basis for impairment or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company assesses goodwill for impairment by periodically comparing the fair value of its reporting units to their carrying amounts to determine if there is potential impairment. If there is a potential impairment, an impairment loss is recognized for any excess of the carrying amount of the goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  Fair values for reporting units are determined based on discounted cash flow analysis, market multiples or appraised values as appropriate. The carrying value at December 31, 2010 of goodwill associated with the two business combinations that both occurred in 2010 consists of $1.1 million for D Mobile and $922,000 for Shoot It!.  For step one of our impairment test, we determined the fair value of the reporting units (D Mobile and Shoot It!) using a discounted cash flow analysis.  The principal factors in the discounted cash flow analysis are:

•	Forecasted revenues from the sale of postcards and mobile content based upon acquiring new customers and expanded distribution channels.
•	Forecasted revenue from the sale of advertising on our D Mobile kiosk platform
•	Obtaining appropriate mobile content for our consumers across all distribution channels.
•	Adequate funding to effectively expand to new customers and distribution channels.
•	Forecasted 25% weighted average cost of capital which is based on the average of the capital structure, cost of capital and inherent business risk profiles of the Company.

As previously discussed, both businesses of the Company are in the early stages of distribution and development, and revenues are not significant at this time.  Accordingly, the forecast of future revenue and related matters contain a high level of uncertainty.  The discounted cash flow analysis for D Mobile assumes that the D Mobile generates estimated revenue of approximately $15 million in the last six months of 2011 and with significant increases thereafter. Using these assumptions, we calculated the fair value to be well in excess of the carrying value of goodwill of $1.1 million at December 31, 2010.  The discounted cash flow analysis for Shoot It! assumes that Shoot It! revenues average $1.6 million over the next four years. Under this scenario, the calculated fair value of the operating unit exceeds the carrying value of goodwill, of approximately $922,000, by a marginal amount.

Based on above, the management concluded that there was no impairment of goodwill as of December 31, 2010.

The following events could change the results of our analysis, therefore, they could have a material adverse effect on the estimated future discounted cash flows expected to be generated from new customers and distribution points and require recognition of an impairment if the Company fails to do the following or other events out of Company’s controls occur:

•	forecasted postcard and mobile content revenues are not achieved
•	forecasted advertising revenues are not achieved
•	appropriate mobile content is not available across all distribution channels
•	expansion to an adequate number of distribution points or obtaining sufficient customers for postcard sales.
•	obtaining adequate funding to effectively obtain new customers to achieve revenue
•	ability to continue to meet the technology needs within the most widely used smart phone operating systems
•	customer habits
•	general economic volatility

Impairment of Long-lived Assets

In accordance with the FASB ASC 360 on impairment or disposal of long-lived assets, the Company reviews its long-lived assets, including property and equipment and purchased intangibles subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  To determine recoverability of its long-lived assets, the Company compares the future undiscounted net cash flows, without interest charges to the carrying amount of the assets, and if the latter exceeds the former, then an impairment is recorded to adjust the asset to its fair value (determined using discounted cash flows). The Company recorded asset impairment losses of $1,047,707 related to assets related to discontinued operations during the year ended December 31, 2010.  The Company had no impairment of such long–lived assets during the year ended December 31, 2009.  For the reasons discussed in the discussion of patents above under the heading “Intangible Assets” and for the reasons discussed above under the heading “Goodwill,” it is reasonably possible that the estimates used in impairment testing will significantly change in the near term.  As a result, the carrying amounts of long-lived asets may be reduced materially in the near term.

Debt Extinguishment

On July 1, 2009, we offered to certain of our existing note holders the opportunity to exchange some or all of the principal, interest and loan fees under $6,328,212 of notes, which included all accrued interest and related fees, (the “Debt”) for different series of preferred stock of Geos Communications IP Holdings, Inc. This exchange was deemed to be debt extinguishment for the notes payable according to the ASC Topic No.405- Liabilities and 470-50 – Debt, Modifications and Extinguishments. As a result of this exchange a loss on debt extinguishment of $1,469,523 was recorded and is included in the Statement of Operations for the year ended of December 31, 2009.

ASC 470-50-40-10 establishes the criteria for debt extinguishment and modification. If the debt is substantially different, then the debt is extinguished, and a gain or loss is calculated and recorded. The Company determined that an extinguishment existed as the present value of the cash flows under the terms of the new instrument, the different series of preferred stock, was at least 10% different from the present value of the remaining cash flows under the terms of the original notes.

Income Taxes

The Company files a consolidated federal income tax return with its domestic wholly owned subsidiaries. The Company is a C-Corporation under the provisions of the Internal Revenue Code. We utilize the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using enacted tax rates expected to be in effect at when the temporary differences reverse in accordance with ASC 740, Income Taxes. ASC 740 takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

In accordance with ASC 740, the Company recognizes the effect of uncertain income tax positions only if those positions are more likely than not of being sustained. Recognized income tax provisions for these uncertain tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision.

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

Net Income (Loss) per Common Share

Basic earnings (loss) per common share represent income available to common shareholders divided by the weighted average number of shares outstanding during the period.  Diluted earnings (loss) per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income available to common stockholders that would result from the assumed issuance. Options on shares of common stock warrants, and certain bonds convertible into common shares were not included in the computing of diluted loss per share because their effects were anti-dilutive due to the loss.

Comprehensive Income or Loss

Foreign Currency.    Translation adjustments result from translating foreign subsidiaries’ financial statements into U.S. dollars. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the period. Resulting translation adjustments are included as a component of comprehensive loss in the accompanying consolidated statements of stockholders’ deficit. The Company recorded translation gains of $19,336 for the year ended December 31, 2010.

During the year ended December 31, 2010, the average exchange rate for Chinese currency was 6.5 Renminbi for each dollar.

Stock Compensation

The Company measures all share-based payments, including grants of stock options to employees and warrants to service providers, using a fair-value based method in accordance with the ASC 505 and ASC 718 Share-Based Payments. The cost of services received in exchange for awards of equity instruments is recognized in the consolidated statement of operations based on the grant date fair value of those awards amortized over the requisite service period.

Preferred Stock

The Company applies the guidance enumerated in ASC No. 480 Distinguishing Liabilities from Equity, and Classification and Measurement of Redeemable Securities, when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured initially at fair value and are accreted to the mandatory redemption value using the effective interest method.   For all shares subject to mandatory redemption, accretion and dividends are recorded as interest expense in the consolidated statement of operations.  As of December 31, 2010, the Company had recorded liabilities related to Series A–D Preferred Shares of Geos IP Holdings which amounted to $9,925,418.

The Company classifies conditionally redeemable convertible preferred shares, which includes preferred shares subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ deficit. Preferred shares classified as temporary equity are measured initially at fair value, if such shares are subject to redemption at a higher value that is outside of the Company’s control, such shares are accreted to the mandatory redemption value, with such accretion recorded as dividends.  As of December 31, 2010, the Company had recorded as temporary equity Series F, G, H and I Preferred Shares totaling $5,047,057, $4,029,233, $232,482 and $288,445, respectively.  Dividends on preferred shares included in temporary equity and equity are recorded as Dividends on Preferred Stock below Net Loss on the Consolidated Statement of Operations and are deducted in determining net loss attributable to common shareholders.

The Company evaluates the conversion option of the convertible preferred shares under ASC No. 470-20, Debt with Conversion and Other Options. A convertible financial instrument includes a beneficial conversion feature if the effective conversion price is less than the Company’s market price of common stock on the commitment date.  The Company records the beneficial conversion feature in Common stock.  For the year ended December 31, 2010, the Company had recorded beneficial conversion features totaling  $295,678 in Common Stock, no Par  and recognized as a dividend related to its series F preferred shares and deducted in determining net loss attributable to common shareholders.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3: RESULTS FROM DISCONTINUED OPERATIONS

The following table presents the Consolidated Statement of Operations from the Company’s discontinued operations for the years ended December 31:

	2010	2009
Revenues	$184,586	$344,577
Cost of Sales	334,537	674,255
Gross Profit (loss)	(149,951)	(329,678)

General and Administrative expenses	2,423,135	4,203,608
Impairment Losses	1,047,707	-
Gain on sale of assets	(283,522)	-
Other Income	-	131,517
Loss from Discontinued Operations	(3,337,271)	(4,401,769)
Tax Benefit	-	-
Loss from Discontinued Operations	$(3,337,271)	$(4,401,769)

No benefit or provision for income taxes has been recorded due to the uncertainty of the realization of any deferred tax assets.

Pursuant to an asset purchase agreement dated October 25, 2010, a third party purchaser agreed to (i) assume contractual obligations of the Company with regard to the Assets and (ii) pay a royalty (the “Royalty Payment”) to the Company’s wholly owned subsidiary, Geos Communications IP Holdings, Inc. (“Geos IP Holdings”) for use of Geos IP Holdings’ intellectual property. The recorded value of the obligations assumed exceeded the recorded value of the assets sold resulting in a gain on sale of assets of $283,522.

The Royalty Payment is to be an amount equal to (i) 2% of the first $550,000 in revenue received by Purchaser with respect to the Assets, (ii) 5% of the next $4,450,000 in revenue received by Purchaser with respect to the Assets, and (iii) 2.5% of any additional revenue received by Purchaser with respect to the Assets.  As of December 31, 2010 no royalty payments had been received.

NOTE 4.  ACQUISITION OF SHOOT IT! AND D MOBILE

Shoot It! Acquisition

On February 19, 2010, the Company entered into and closed an Agreement and Plan of Merger (the “Shoot It! Merger Agreement)” with Shoot It!, certain security holders of Shoot It!, and Shoot It! Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Shoot It! Merger Sub”).  Subject to the terms and conditions of the Shoot It! Merger Agreement, Shoot It! was merged with and into Shoot It! Merger Sub (the “Shoot It! Merger”) with Shoot It! Merger Sub surviving as a wholly owned subsidiary of the Company.

The Company acquired 100% of the common stock of Shoot It! via the issuance of 2,167 shares of Geos’ newly issued Series G Preferred Shares.  Shoot It! has developed a postcard messaging application that allows users to take a picture with their smart phone, create a personal message and send it as a hard copy postcard from anywhere in the world. The consolidated financial statements of the Company reflect the Shoot It! acquisition being accounted for as an Acquisition in accordance with ACS 805 Business Combinations topic.  Transaction costs associated with the acquisition have been expensed and were not significant.  The acquired goodwill is treated as non-deductible for income tax purposes.  The results of operations of Shoot It! are included in the Company’s consolidated statement of operations from the date of acquisition.  Goodwill consists of the excess of the fair value of any consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair value of net identifiable asset acquired, consisting of assets acquired less liabilities assumed.

The purchase price allocation presented below reflects the estimated fair value of the individual assets acquired and liabilities assumed as of the date of acquisition.

Purchase Price:

Fair value of original investment in 2009 previously presented on a cost basis	$250,000
Fair value of preferred stock Series G	1,358,322
Total consideration	$1,608,322
Purchase Price allocation:

Property and Equipment	$319,000
Trade Name Intangible	345,000
Non-Compete Agreement	22,000
Goodwill	922,322
Total purchase price allocation	$1,608,322

D Mobile Acquisition

As of March 1, 2010, the Company acquired 100% of the common stock of D Mobile through the issuance of 3,111 shares of Geos’ newly issued Series G Preferred Shares and warrants to purchase Series G Preferred Shares, application of a Note Receivable of $120,000 and cash of $75,000.   D Mobile currently operates a retail channel for the discovery and download of licensed mobile content under the brand name Duo Guo in China.  The purpose of the acquisition was to obtain a retail platform for the distribution of mobile content.  The consolidated financial statements of the Company reflect the D Mobile acquisition being accounted for as an acquisition in accordance with ACS 805 in the Broad Transactions-Business Combinations topic (formerly SFAS 141r).  Transaction costs associated with the acquisition have been expensed and were not significant.  The acquired goodwill is treated as non-deductible for income tax purposes.  The results of operations of D Mobile are included in the Company’s consolidated statement of operations from the date of acquisition.  Goodwill consists of the excess of the fair value of the consideration transferred over the fair value of net identifiable asset acquired, consisting of assets acquired less liabilities assumed.

The purchase price presented below reflects the estimated fair value of the individual assets acquired and liabilities assumed as of the date of acquisition.

Purchase Price:

Fair value of cash to one Shareholder	$75,000
Fair value of 2010 loan from Geos to D Mobile	60,000
Fair value of 2009 loan from Geos to D Mobile	60,000
Fair value of preferred Series G shares transferred	1,964,900
Fair value of warrants issued to purchase Series G preferred shares	163,118
Total consideration	$2,323,018

Purchase price allocation:

Cash and Cash Equivalents	$254,506
Accounts Receivable	11,848
Prepaid and Other Assets	60,448
Property and Equipment	253,579
Trade Name Intangible	626,000
Non-Compete Agreement	60,000
Trade Payables	(82,985)
Goodwill	1,139,622
Total purchase price allocation	$2,323,018

The acquisitions combined as of acquisition dates are as follows:

Combined Purchase Price:

Fair value of original investment in 2009 previously presented on a cost basis	$250,000
Fair value of cash paid to one Shareholder	75,000
Fair value of loan from Geos to D Mobile	120,000
Fair value of preferred stock Series G transferred	3,323,222
Fair value of warrants issued to purchase Series G preferred shares	163,118
Total consideration	$3,931,340

Combined Purchase Price Allocation:

Cash and Cash Equivalents	$254,506
Account Receivable	11,848
Prepaid and Other Assets	60,448
Property and Equipment	572,579
Trade Name Intangible	971,000
Non-Compete Agreement	82,000
Trade Payables	(82,985)
Goodwill	2,061,944
Total purchase price allocation	$3,931,340

Including the combined results of Shoot It! and D Mobile as if the acquisitions occurred on January 1, 2010 and January 1, 2009, the  unaudited pro-forma net loss, and net loss attributable to the common shareholders would have been $12,604,987 and $14,193,854 for the twelve month period ended December 31, 2010, and $14,041,716 and $17,026,385 for the year ended December 31, 2009. The pro forma information is for informational purposes only and is not intended to be indicative of the actual combined results that would have been reported had the transactions occurred on the dates indicated nor does the information represent a forecast of the combined financial results of the Company, D Mobile and Shoot It! for any future period.  The actual combined operating results of Shoot It! and D Mobile contained in the accompanying consolidated financial statements include net revenues of $82,545 and net losses of $2,219,193 since the respective dates of acquisition through December 31, 2010.

Series G Preferred Shares

The Company authorized 20,000 shares of Series G Preferred Stock on February 12, 2010. Subsequently, approximately 5,278 shares were issued in connection with the above acquisitions. The shares accrue dividends at 6% annually, all of which are due and payable on the third anniversary from issuance. The dividends can be paid at the option of the Company in either cash or common stock equivalents. At certain milestones related to share pricing, the Series G Preferred shares automatically convert to common shares of the Company at a conversion price of $0.50 per share.  In addition, for the D Mobile acquisition 753 warrants were issued, which are convertible for three years after issuance date into Series G Preferred Shares at an exercise price of $0.50 per share. The holders of Series G Preferred Shares are entitled to vote with the common shareholders on an as-converted basis.

The number of shares of Common Stock issuable upon automatic conversion is determined by dividing the stated value, or $1,000, by a conversion price of $0.50.  Series G Preferred Shares will automatically convert on the first business day following the last day of a twenty day period during which all of the following milestones are met: (A) 180 days have passed from the applicable Issuance Date; (B) the Common Stock underlying the applicable Series G Preferred Shares is available for sale under Rule 144 of the Securities Act of 1933, as amended; (C) the closing bid price of the Common Stock is greater than $1.00, as adjusted for stock splits, stock dividends, recapitalizations, combinations, reverse stock splits or other similar events) for a twenty day Period, as determined in accordance with the weighted average price; and (D) the total volume of shares of Common Stock traded is in excess of 500,000 shares, as adjusted for stock splits, stock dividends, recapitalizations, combinations, reverse stock splits or other similar events) for a twenty day period; provided however, if condition (D) is not met, then the amount of Series G Preferred Shares otherwise convertible shall be pro-rated to the percentage of 500,000 shares traded during the twenty day period immediately prior to the Automatic Conversion Date.  However, dependent upon the price of common stock at that point, the Company may not have sufficient shares available to satisfy the conversion.

The fair value at date of the acquisitions was $3,323,222 and is classified as temporary equity on our balance sheet as there are events outside our control which could require redemption by the Company.  We have recorded accretion of $542,893, and dividends of $263,882 through December 31, 2010.  Accrued dividends are considered in arriving at net loss available to common shareholders but do not affect our net loss.  The fair value of warrants of $163,118 was recorded as temporary equity.

NOTE 5.  PROPERTY AND EQUIPMENT

The major components of property and equipment at December 31, 2010 and 2009 are as follows:

	2010	2009
Network Equipment	$-	$13,755
Office Equipment	411,140	368,148
Software	40,432	1,077,322
Software Development	9,975	861,119
Lab Equipment	16,530	39,577
Leasehold Improvements	16,120	-
Kiosk Platform	105,532	-
Purchased Technology	319,000	-
Furniture and Fixtures	46,886	46,884
Less: Accumulated Depreciation and Amortization	(281,194)	(1,261,386)
Net Property and Equipment	$684,421	$1,145,419

Depreciation and amortization was $204,382 and $397,303 for the years ended December 31, 2010 and 2009, respectively.

NOTE 6.  INTANGIBLE ASSETS

Intangible assets at December 31, 2010 and 2009 consisted of the following, at cost:

	2010	2009
Patent Pending Technology	$3,390,314	$3,390,314
Trademarks	1,045,620	74,620
Non-compete	82,000	-
Accumulated Amortization	(1,501,300)	(1,023,034)
Intangible Assets, net	$3,016,634	$2,441,900

The Company has filed for several patents, four of which have been granted, and several of which are pending.  The life of the Patent Pending Technology is estimated to be ten years and is being amortized, beginning January 1, 2007 over a ten year period. As of December 31, 2010 and 2009, the Company has determined there is no impairment of the intangible assets.

Amortization expense for the years ended December 31, 2010 and 2009 totaled $476,400 and $347,047.  For those intangible assets with remaining carrying value as of December 31, 2010, the following table represents the expected amortization expense for each of the next five years ending December 31:

	Trademarks & Trade Names	Patents	Non-Compete	Total
2011	$104,562	$339,031	$41,000	$484,593
2012	104,562	339,031	12,375	455,968
2013	104,562	339,031		443,593
2014	104,562	339,031		443,593
2015	104,167	337,101		441,268
Thereafter	413,282	334,336		747,618

NOTE 7. ACCRUED EXPENSES

Accrued expenses at December 31 consisted of the following:

	2010	2009
Accrued Bonus	$400,000	$441,725
Accrued Dividends	252,432	27,941
Accrued Payroll	368,299	140,781
Accrued Interest	244,848	176,844
Accrued Expenses related to various non federal income tax filings	178,065	-
Other	234,485	304,710
Total	$1,678,129	$1,091,552

NOTE 8.  CONVERTIBLE BONDS

On December 9, 2006, the Company sold $2,000,000 of 6% secured convertible debentures pursuant to a Securities Purchase Agreement dated thereof. The Company received $1,625,000 in December 2006 and the remaining $375,000 in January 2007. The Debentures matured on May 9, 2007. The Debentures were convertible from time to time into 28,571,429 shares of Common Stock of the Company at the price of $.07 per share and 28,571,429 warrants exercisable at the price of $.07 per share, which were partially converted in 2007.

Convertible bonds remaining at December 31, 2010 and 2009 consisted of the following:

December 2006 6% Convertible Bonds	$50,000

These bonds are past due as of December 31, 2010.

NOTE 9. BORROWINGS UNDER LINE OF CREDIT,  NOTES PAYABLE AND PREFERRED SHARES SUBJECT TO MANDATORY REDEMPTION

Borrowing under Line of Credit

On February 23, 2010, the Company issued a Drawdown Promissory Note (included in the Consolidated Balance Sheets under “Borrowing under Line of Credit”) in an amount up to an amended maximum of $2,600,000 (as subsequently amended, the “Drawdown Note”) to an entity controlled by Stephen F. Butterfield (“Butterfield”), a current investor in the Company. The Drawdown Note accrues interest at a rate of 12% per annum and the principal and interest thereon is due and payable on the earlier of (i) the closing on at least $3,000,000 of subscriptions for newly created shares of Series I Preferred Stock of the Company; or (ii) August 23, 2010 (the “Maturity Date”) or extensions. Butterfield may convert all or any portion of the principal balance of and/or accrued but unpaid interest on the Drawdown Note into the securities we anticipate offering in a private placement of equity in the form of Preferred Stock and warrants, at a conversion price equal to the purchase price paid for the Preferred Stock and warrants in the private placement. The Drawdown Note requires the issuance of a warrant to purchase 10,000 shares of Common Stock for each $100,000 drawdown there under at a purchase price of $0.20 per share. The term of each warrant is three years from date of issuance. At December 31, 2010, $2.6 million was outstanding. The carrying value approximated the fair value as of December 31, 2010. In addition, the maturity date on the note was initially extended to March 31, 2011, and as compensation for extending the maturity date, the Company issued a warrant to purchase 572,000 shares of Common Stock at a purchase price of $0.08 per share. On April 4, 2011, the Company settled its outstanding obligations under the Drawdown Note, including accrued interest, by transferring ownership of 1,164,287 common shares of D Mobile to the lender.

Note Payable

On July 1, 2010, a director loaned the Company $150,000 to be repaid on the earlier of (i) the receipt and acceptance  of $2,000,000  in subscriptions  under an offering to sell D Mobile common stock or (ii) December 31, 2010, which date was subsequently extended to May 31, 2011. As compensation for extending the maturity date on the loan, the Company issued the director a warrant to purchase 33,000 shares of Common Stock at a purchase price of $0.08 per share.  The note bears interests at 12%.  On April 4, 2011, the Company settled its outstanding obligations under the note, including accrued interest, by transferring ownership of 65,484 common shares of D Mobile to the lender.

On December 2, 2010, a director loaned the Company $50,000 to be repaid on the earlier of (i) the sale by the Company, subsequent to the date of the note, of $200,000 in the shares in D Mobile held by the Company or (ii) February 28, 2011.  The note bears interests at a rate of 12% per annum.  The maturity date has been extended to April 30, 2011.

In relation to the issuance of the warrants for extending the terms of the notes payable and the Drawdown note, the Company recorded interest expense of $102,126.

Preferred Shares Subject to Mandatory Redemption

On July 1, 2009, we offered to certain of our existing note holders the opportunity to exchange some or all of the principal, interest and loan fees under $6,328,212 of notes, which included all accrued interest and related fees, (the “Debt”) for different series of preferred stock of Geos IP Holdings.  The issuance price of the preferred stock of IP Holdings was $1.00 for every $1.00 of each note being exchanged.  On July 31, 2009, the Company exchanged an aggregate of $5,598,385 of the Debt into IP Holdings Preferred Stock. The former secured debt included 12% interest with maturities of principal and all accrued interest due in 2009. In connection with the creation of IP Holdings, substantially all of the Company’s intellectual property was transferred to IP Holdings, with the Company owning all of the common stock of IP Holdings.  The IP Holdings Preferred Stock provides for an accruing dividend of 12% per annum and a special dividend for up to two years in the event that the IP Holdings Preferred Stock has not been redeemed. The Company obtained a valuation from an independent third party regarding the initial fair value of the new preferred series of $7,028,630 for the new shares issued. For the years ended December 31, 2010 and 2009, the Company accreted interest and dividends of $2,044,791 and $851,996, respectively.  The final redemption amount is $9,784,028, which encompasses additional interest charges through July 31, 2011 of $803,658.

This exchange was deemed to be debt extinguishment for the notes payable according to the ASC 405 and 470-50 As a result of this exchange, a loss on debt extinguishment of $1,469,523 was recorded and is included in the Statement of Operations for the year ended of December 31, 2009.

NOTE 10.  CERTAIN RELATED PARTY TRANSACTIONS

As noted in Note 9, the Company entered into notes payable from directors during 2010.  On July 1, 2010, a director loaned the Company $150,000 to be repaid on the earlier of the receipt and acceptance of $2,000,000 in subscriptions under an offering of D Mobile stock or (ii) December 31, 2010, which date was subsequently extended to March 31, 2011.  As compensation for extending the maturity date of the loan, the Company issued the director a warrant to purchase 33,000 shares of Common Stock at a purchase price of $0.08 per share.  The note bears interest at 12%.  The outstanding obligations under the note were settled April 4, 2011 (refer to Note 17 below).

On December 2, 2010, a director of D Mobile, loaned D Mobile $50,000 to be repaid on the earlier of (i) the sale by the Company, subsequent to the date of the note, of $200,000 in shares held by the Company of (ii) February 28, 2011.  The note bears interest at a rate of 12% per annum.  The maturity date was extended to April 30, 2011.

Interest expense incurred on certain notes from officers and directors for the years ended December 31, 2010 and 2009 was $9,897 and $90,233, respectively.

During 2010, the Company sold 2% of its shares of D Mobile to a director for $200,000.

In addition, subsequent to year end, the Company sold newly issued shares of D Mobile to certain officers of the Company (refer to Note 17 below.)

NOTE 11.  INCOME TAXES

For the years ended December 31, 2010 and 2009, the Company had net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any deferred tax assets. Therefore, the Company has provided a valuation allowance against its deferred tax assets at December 31, 2010 and 2009, respectively. The Company has incurred net operating losses for federal income tax purposes of approximately $8,608,000 and $3,799,000 for the years ended December 31, 2010 and 2009 respectively.  At December 31, 2010, the Company has total net operating loss carry forwards of approximately $46,900,000 which expire in various years ranging from 2021 to 2030.  Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets at December 31, 2010 and 2009.

The Company may be subject to an annual limitation of its net operating loss utilization due to changes in ownership. The Shoot It! and D Mobile acquisitions are considered taxable acquisitions due to the preferred stock consideration determined to be non-qualified preferred, therefore no deferred taxes were provided.

Deferred taxes are detailed as follows:

	December 31,
	2010	2009
Deferred Income Tax Liability
Patents and Trademarks	$(232,810)	$(164,482)

Deferred Income Tax Assets
Net Operating Losses	18,757,284	18,503,411
Accrued Expenses	1,581,566	1,581,566
Research and Development Expenses	108,814	146,497
Deferred Compensation	739,123	-
Valuation Allowance	(20,953,977)	(20,066,992)
Deferred Income Tax Asset	232,810	164,482
Deferred Income Taxes	$-	$-

Reconciliation between the income tax benefit determined by applying the applicable Federal statutory income tax rate of 34% to the pre-tax loss is as follows for the period indicated:

	Years ended December 31,
	2010	2009
Tax Benefit at Statutory Income Tax Rate	$(4,341,237)	$(4,346,659)
Meals and Entertainment	5,567	9,863
Stock Based Compensation	(406,640)	201,212
Gain on Sale of Subsidiary Stock	827,648	-
Gain on Conversion of Debt to Stock	1,569,381	-
Non-deductible Interest	1,013,876	-
Other	444,420	120,283
Change in Valuation Allowance	886,985	4,015,301
Tax Benefit Reported	$-	$-

Interest costs and penalties related to uncertain income tax positions are classified as part of the income tax provision in the consolidated financial statements. For the years ended December 30, 2010 and 2009, we recognized no interest and penalty fees related to uncertain income tax positions.  It is determined not to be reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.  We are currently subject to a three year statute of limitations by major tax jurisdictions. We and our domestic subsidiaries file income tax returns in the U.S. federal, state and foreign jurisdictions.

NOTE 12.  CONVERTIBLE PREFERRED SHARES

Series F Convertible Preferred Shares

In 2009, the Company issued 7,550 shares of Series F Preferred Shares, par value $.0001 per share (Series F). The Series F holders shall be entitled to: (1) vote on an equal per share basis as holders of common stock; (2) dividends on an if-converted basis; and (3) a liquidation preference equal to the greater of $1, per share of Series F (subject to adjustment) or such amount that would have been paid on an if-converted basis. Each Series F holder may treat as a dissolution or winding up of the Company any of the following transactions: a consolidation, merger, sale of substantially all the assets of the Company’s, issuance/sale of common stock of the Company constituting a majority of all shares outstanding and a merger/business combination, each as defined.

The Series F holders may convert, at their discretion, all or any of the shares into common stock at a conversion price of $0.50. During the years ended December 31, 2010 and 2009, no shares of the Company’s Series F Preferred Shares were converted.

The Series F Preferred Shares also have the option to require the Company to redeem such shares if the Company fails to pay required dividends to such holders or breaches any material representation, warranty or covenant contained in the Certificate of Designations or in any subscription agreement pursuant to which any Series F Preferred Shares are issued, and such failure or breach is not cured.

In connection with the multiple issuances of 7,550 shares of Preferred Series F shares, 7,550,000 warrants to purchase common stock were issued. The proceeds of $7,410,000, net of cost of $140,000, were allocated based on the relative fair values of the underlying shares and warrants. The fair value of the shares was $5,047,057 and is included in temporary equity, and the fair value of the warrants was $2,870,825, and is included in common stock. The shares are shown as temporary equity on the Consolidated Balance Sheets and are outside of stockholders’ deficit because such shares are contingently redeemable, since payment of the required dividend is not within the control of the Company.

During the years ended December 31, 2010 and 2009, the Company declared and accrued dividends of 6% totaling $454,105and $ 176,844, which are due in six months from the respective year end.

Series G Convertible Preferred Shares

The Company authorized 20,000 shares of Series G Preferred Stock on February 12, 2010.  Subsequently,  5,278 shares were issued in connection with two acquisitions which are discussed in Note 4 along with the  details of the Series G Preferred Stock.

Series H Convertible Preferred Shares

During April, 2010, the Company authorized 20,000 shares of Series H Convertible Preferred Stock, no par value (the  “Series H”). The Series H Preferred Shares rank pari passu with shares of the Company’s Series F Preferred Shares and Series G Preferred Shares, but otherwise rank senior to shares of all other series of Common Stock and Preferred Shares of the Company with respect to dividends, distributions, and payments upon liquidation, dissolution, and winding up of the Company.

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

In connection with the issuance of 350 Series H Preferred Shares, warrants for the purchase of 875,000 shares of Common Stock were also issued.  The proceeds of $350,000 were allocated based on the relative fair values of the underlying shares and warrants.  The portion of the $350,000 proceeds allocated to the Series H preferred shares was $232,482. The shares are shown as temporary equity on the Consolidated Balance Sheets and are outside of stockholders’ deficit because such shares are contingently redeemable because payment of the required dividend is not within the control of the Company. The beneficial conversion feature totaled $123,038, and was included in common stock as of December 31, 2010, and was recognized as a dividend associated with the beneficial conversion feature representing a return on the Series F Preferred Shares in the period of issuance because the Preferred Stock was immediately convertible.

The value allocated to the warrants issued to investors, was $117,518, and was included in common stock as of December 31, 2010.  The warrants are exercisable at any time at $.20, for a period of three years. As of December 31, 2010, there had been no exercise of warrants.

During the year ended December 31, 2010, the Company accrued dividends of 6% totaling $14,712. As of December 31, 2010, $4,126 in dividends was paid in common stock. The remaining balance at December 31, 2010 of $10,586 is included in accrued expenses on the consolidated balance sheets.

Series I Convertible Preferred Stock

In July 2010, the Board of Directors authorized the creation of Series I Preferred Stock, no par value per share (“Series I”). The shares are part of an offering of up to $8,000,000 of Series I Preferred Stock and Warrants. The Company received approximately $427,000 in proceeds from subscription agreements related to the Series I Preferred Stock and warrants to purchase common stock during the third quarter ended September 30, 2010, of which $100,000 was from a director of the Company.

The Series I Preferred Shares rank pari passu with shares of the Company’s Series F, H and G Convertible Preferred Stock, but otherwise rank senior to shares of all other series of Common Stock and Preferred Stock of the Company with respect to dividends, distributions, and payments upon liquidation, dissolution, and winding up of the Company.

Each of the Series I Preferred Shares is convertible into common stock of the Company at the election of the holder beginning 6 months after the issuance date.  The Conversion Price is the weighted average price of the common stock for the 10 days prior to delivery of the conversion notice.  However, the conversion price cannot be below $0.10 per share or above $0.25 per share.  The number of shares issued upon conversion is determined by dividing the stated value of $1,000 by the conversion price.

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

In connection with the issuance of 427 Series I Preferred Shares, warrants for the purchase of 1,510,330 shares of Common Stock were also issued.  The proceeds of $427,000 were allocated based on the relative fair values of the underlying shares and warrants.  The portion of the $427,000 proceeds allocated to the Series I preferred shares was $288,445. The Shares are shown as temporary equity on the Consolidated Balance Sheets and is outside of stockholders’ deficit because such shares are contingently redeemable because payment of required dividend is not within the control of the Company. The beneficial conversion feature totaled $172,640, and was included in common stock as of December 31, 2010, and was recognized as a return on the Series H Preferred Shares in the period of issuance because the Preferred Stock was immediately convertible.

The value allocated to the warrants issued to investors was $138,555, and was included in common stock as of December 31, 2010. For every share of Common Stock that the Series I Preferred Shares may convert into at the conversion price on the issue date, the Investor(s) will receive 50% of a warrant which will be exercisable for Common Stock at a price of $0.25 per share.  These warrants will mature 3-years from the issue date.   The warrants are callable for $0.01 per warrant if the shares of Common Stock trade at or above 200% of the exercise price according to the variable weighted average price for 20 business days. As of December 31, 2010, there had been no exercise of warrants.

During the twelve months ended December 31, 2010, the Company accrued dividends of 8% totaling $17,598. The dividends are due semiannually are included in accrued expenses on the Consolidated Balance Sheets.

In October of 2010 the Company initiated a tender offer to exchange Series I Preferred stock and warrants for all of the outstanding Series F Preferred stock and Series H Preferred stock in addition to all related warrants (the “Exchange Offer”).  The offer was approved by the SEC in February of 2011.  All of the outstanding Series F Preferred shares and Series H Preferred shares and related warrants have been tendered for exchange pursuant to the Exchange Offer.

NOTE 13.  COMMON STOCK AND STOCK OPTIONS AND WARRANTS

During 2009, the Company and Board of Directors approved a reverse ten for one reverse stock split.  As such, all 2009 Common Stock shares and amounts have been adjusted retroactively.

During 2004, the Company’s board of directors approved a stock option plan for its officers, directors and certain key employees.  Generally, the options vest over a period of three years. Compensation expense is based upon straight-line amortization of the grant-date fair value over the implicit vesting period of the underlying stock option. In accordance with ASC 718 and 505, the fair value of each stock option grant was estimated on the date of the grant, using the Black-Scholes option-pricing model.

Assumptions for stock options issued in 2009 were as follows: share price of $0.09, risk-free interest rate of 1.37%, expected dividend yield of 0%, expected life of 2.87 years, and expected volatility of 186%. The Company estimates forfeitures of 30% based on historical experience.

In addition, the Company has issued stock warrants to key employees, consultants, and certain investors, which vest upon issuance, with expiration dates of one-to-ten years. The warrant fair value was determined by using the Black Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for 2010 and 2009, respectively include (1) risk-free interest rate of .76% and 1.68%, (2) expected warrant life of 2.2 and 3.2 years, (3) expected volatility of 204% and 197%, and (4) zero expected dividends. The Company estimates forfeitures of 12% based on historical experience.

Information regarding stock options and warrants outstanding as of December 31, 2010 is summarized below:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2008	16,482,835	$1.30
Exercised	(3,817,760)	0.12
Option Granted	8,997,760	0.57
Warrants Granted, including 7,550,000 of Series F Warrants granted in 2009	10,422,648	0.66
Canceled	(8,745,539)	1.90
Outstanding at December 31, 2009	23,339,944	0.74
2009 Omnibus Plan forfeited	(2,510,000)	0.57
Warrant expired in 2010	(1,027,144)	0.78
Granted in 2010	1,775,000	0.19
Expired or canceled	(1,901,402)	1.12
Forfeited during the period	(225,000)	.087
Outstanding at December 31, 2010	19,451,398	.071
Exercisable December 31, 2010	18,078,342	0.70
Vested, Exercisable, and expected to Vest	19,025,765	0.70

The exercise price for options outstanding and exercisable at December 31, 2010 was as follows:

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable and Expected to Vest
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.70-$1.20	3,780,000	1.07	.83	3,780,000	.83

The shares underlying the options and the exercise price are as follows: 1,750,000 shares at $0.70; 1,005,000 shares at $1.00; 825,000 shares at $0.80 and 200,000 shares at $1.20.

The exercise price for warrants outstanding at December 31, 2010 was as follows:

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable and Expected to Vest
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.19-$0.75	15,671,398	1.73	.68	15,245,756	0.68

During the years ended December 31, 2010 and 2009, total compensation costs recognized from stock-based compensation awards was $595,593 and $574,891 respectively, and is included in general and administrative expenses on the Consolidated Statement of Operations. As of December 31, 2010, there was unrecognized compensation expense related to non-vested stock option agreements of $560,236 which is expected to be expensed between January 1, 2011 and June 30, 2012.

During the years ended December 31, 2010 and 2009, total common stock and warrants issued for services was $186,127 and $1,497,898, respectively, and is included in the Consolidated Statement of Operations.

The intrinsic value of options exercised during 2009 is $0.  There were no options exercised in 2010.

Due to net losses or anti-dilutive features these warrant and options were not presented on the Consolidated Statement of Operations.

NOTE 14.  LEASE OBLIGATIONS

The Company leases its office facilities in Southlake, Texas under an operating lease expiring in June 2012.

Total rent expensed during the years ended December 31, 2010 and 2009 was $227,531 and $73,487, respectively.

Future minimum lease obligations under all operating leases for each year ending December 31, are as follows:

2011	$182,072
2012	59,947
2013 and thereafter	--

NOTE 15.  LIQUIDITY AND MANAGEMENTS PLANS

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $12,403,535 and $12,552,050 during the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, the Company’s current liabilities exceeded its current assets by $4,417,035 and its total liabilities exceeded its total assets by $8,446,790, which includes the fair value of the Preferred Shares subject to mandatory redemption of $ 9,925,418.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has sustained substantial operating losses since commencement of operations.  The Company has also incurred negative cash flows from operating activities and the majority of the Company’s assets are intangible assets.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which is in turn dependent on the Company restructuring its financing arrangements, and/or obtaining additional financing,  and achieving a positive cash flow while maintaining adequate liquidity.

The Company has undertaken a number of specific steps to meet its cash needs during 2010 and provide positive cash flow in the future.  The Company discontinued its VoIP operations, which has resulted in a significant reduction in personnel and associated salaries and operating costs, and reduced cash flow used in operations. In addition, these actions include the two acquisitions consummated in the first quarter of 2010, as well as the Company’s entering into  $2.8 million in borrowings under a line of credit and notes payable (refer to Note 9 of the consolidated financial statements).  In addition, the Company raised proceeds totaling $777,000 through the completion of equity placements of its Series H and I Preferred Shares (refer to Note 12 of the consolidated financial statements).

In the March 1, 2010 acquisition, the Company acquired 100% of the outstanding shares of D Mobile.  In order to raise additional capital Geos sold a portion of its investment in its subsidiary D Mobile.  In August and September, Geos sold 10% of its investment in D Mobile for $1,000,000.  Of the proceeds raised, $500,000 was from an entity controlled by Stephen F. Butterfield (Butterfield), a current investor in the Company, $150,000 was from a director, and the remaining $350,000 was from additional investors. In October 2010, Geos sold an additional 10% of the outstanding equity interests in D Mobile for an additional $1,000,000 to Butterfield. On December 2, 2010, Geos sold 0.5% of its investment in D Mobile, for $50,000 to a director of the Company.  On December 22, 2010 Geos sold an additional 10% of its investment in its subsidiary D Mobile for $1,000,000 to an entity controlled by Butterfield.  As of December 31, 2010 the Company had sold 30.5% of D Mobile for total proceeds of $3,050,000.

Furthermore, between December 22, 2010, and April 1, 2011, D Mobile sold newly issued shares of its common stock, par value $.01 per share (the “Shares”) pursuant to subscription agreements for the following amounts:  on December 22, 2010,  D Mobile sold 8,000 Shares for $20,000 to a new investor in D Mobile;  on January 27, 2011, D Mobile sold 12,000 Shares for $30,000 to a new investor in D Mobile; on February 10, 2011, D Mobile sold 400,000 Shares for $1,000,000 to an entity controlled by Butterfield; on February 11, 2011, D Mobile sold 20,000 Shares for $50,000 to Andrew Berman, the Company’s Chief Executive Officer and a member of its Board of Directors, who also serves as D Mobile’s Chief Executive Officer and Chairman of its Board of Directors; and on February 15, 2011, D Mobile sold 20,000 Shares for $50,000 to a trust controlled by David Schafer, D Mobile’s Executive Vice President of Worldwide Sales. On April 1, 2011, D Mobile sold $20,000 shares for $50,000 to a new investor.  Total proceeds from the newly issued shares were $20,000 for the year ended December 31, 2010 and an additional $1,180,000 subsequent to year end.

We have historically reported net losses from our operations and negative cash flows.  We will need to continue to raise capital to support our Operations until we reach positive cash flows which management believes will be in the fourth quarter of 2011.  Management believes we can continue to attract adequate capital to support the execution of our strategic plan.

As of December 31, 2010, borrowings totaling $2,750,000 were due March 31, 2010. The outstanding obligations under the notes were settled on April 4, 2011 (refer to Note 17 below).

The Company has identified several new business strategies that may enable the Company to reach its profitability goals.  First, the Company currently has a detailed plan under which it will bring in new capital for both its short term as well as its long term liquidity needs.  The Company is in negotiations with several companies to enable the Company to ultimately expand the market and revenues for its products and services.  In addition, the Company will continue to explore avenues to expand the market and sales of Shoot-it and continue to review ways to monetize its intellectual property portfolio.  Management believes that the potential for newly identified business relationships coupled with new capital from sophisticated investors, should allow the Company to achieve its goal of positive cash flow within the next twelve months. There can be no assurances that such efforts will be successful.

To meet short term obligations and finance operations, it is likely that additional capital will be needed for both Geos and D Mobile.  This could result in either the sale by D Mobile of new D Mobile shares and/or the sale of additional D Mobile shares owned by Geos.  Under either scenario, Geos ownership in D Mobile will be further diluted.  Geos and D Mobile intend to enter into an operating agreement under which executive management and general operational services will be shared between the companies based upon the time and nature of the services provided.  It is the Company’s belief that the best way to improve the value of Geos is to grow the D Mobile operation.

The Company may also finance these new business opportunities through a combination of equity and/or debt. If the Company determines to finance these opportunities by issuing additional equity, then such equity may have rights and preferences superior to the outstanding Common Stock, and the issuance of such equity will dilute the ownership percentage of the Company’s existing shareholders. If the Company determines to finance these opportunities by incurring debt, then such debt may not be available to the Company on favorable terms, if at all.

NOTE 16.  SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest paid, income taxes paid and non-cash transactions incurred during the years ended December 31, 2010 and 2009 related to continuing operations were as follows:

	2010	2009
Interest Paid	$4,100	$78,342
Income Taxes	$-	$-
Non-Cash Transactions:
Issuance of Common Stock for Dividends on Preferred Shares Series F and H	$674,711	$-
Payment of debt and Accrued Interest with Preferred Sock	$-	$5,598,385
Issuance of Warrants and Stock Options for Services and Interest	$186,127	$247,367
Beneficial Conversion Feature	$295,678	$-
Non-controlling Interest	$127,109	$-
Acquisition of Shoot It! And D Mobile through the issuance of series G preferred shares and warrants	$3,486,340	$-

NOTE 17.  SUBSEQUENT EVENTS

In October of 2010, the Company initiated a tender offer to exchange Series I Preferred shares and warrants for all of the outstanding Series F Preferred shares and Series H Preferred shares in addition to all warrants (the “Exchange Offer”).  The offer was approved by the SEC in February of 2011.  All of the outstanding Series F Preferred shares and Series H Preferred shares and related warrants have been  tendered for 7,920 shares of Series I Prefered shares and  warrants to purchase 39,600,000 shares of common stock for  $0.10 per share.

In order to determine the treatment of the exchange offer the Company’s accounting policy is as follows: If the fair value of the equity-classified preferred share issued in the exchange is significantly different (e.g., by more than 10%)  the fair value of the instrument received in before the exchange, the exchange is considered and extinguishment.  An exchange that does not meet this criterion is a modification.

The accounting treatment for the extinguishment of equity-classified preferred stock is addressed by ASC 260-10-S99-2.  Under that guidance, when equity-classified preferred shares are extinguished, the difference between (1) the fair value of the consideration transferred to the holders of the preferred shares and (2) the carrying amount of the preferred shares are subtracted from (or added to) net income to arrive at income available to common stockholders in the calculation of earnings per share.  In addition to the effect on earnings per share, extinguishment accounting will result in adjustments within equity but will not result in recognition of any amounts in net income.

When equity-classified preferred shares have been modified and extinguishment accounting is not considered appropriate, the Company will recognize the incremental fair value (the difference in fair value of the instrument the moment before and the moment after modification) from the modification as a deemed dividend reconciling net income to net income available for common shareholders to the extent the modified instrument has a higher fair value.  Modifications that result in a decrease in the fair value are not recognized.

To account for the exchange of the old warrants for the new warrants, we will calculate the fair value of the old warrants versus the fair value of the new warrants before and after the date of the exchange and determine the difference.  Since the warrants are fully vested, assuming the new warrants’ fair value is greater than the old, the difference will affect net loss per share available to Geos common shareholders.  Any decrease in fair value because of the exchange would not be recognized and would not affect net loss per share available to Geos common shareholders.  In either scenario the exchange will result in adjustments within stockholders’ deficit.

Based upon preliminary estimates, we believe the difference in the carrying value of the Old Preferred Stock and the fair value of the New Preferred stock will result in an extinguishment of equity classified as preferred stock. This would result in a non-recurring reduction in income attributable to Geos common shareholders as a result of the transaction.  Based upon those same estimates, the impact on earnings per share for the year ending December 31, 2011 is expected to range from $0.04 to $0.07.

As discussed in Note 15, between January 27, 2011 and on April 1, 2011 D Mobile sold 472,000 newly issued shares of its common stock for total proceeds of $1,180,000.

On April 4, 2011, the Company settled its outstanding obligations, including accrued interest, under the Drawdown Note and a note payable to a director of $2,910,718 and $163,710, respectively, by transferring ownership of 1,229,771 common shares of D Mobile to the lenders.  As of April 4, 2011, Geos owned 34.6% of D Mobile. Accordingly, as of that date, Geos will no longer consolidate D Mobile.

NOTE 18.  UNAUDITED QUARTERLY RESULTS

Subsequent to the filing of the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2010, June 30, 2010 and September 30, 2010, the Company determined that Series G Preferred Shares classified on the balance sheet as liabilities did not meet the definition of mandatorily redeemable and therefore should not have been recorded as liabilities. However, certain events could occur outside of the Company’s control that would require redemption by the Company and accordingly the Series G Preferred Shares should have been classified as temporary equity. As a result, accretion to redemption value and dividends on the Series G Preferred Shares were recorded as interest expense but should have been recorded as dividends and therefore not impact net loss. In addition, the Company determined that compensation expense related to stock options issued under the 2009 Omnibus stock option plan should not have been recorded as the plan was not shareholder approved. The Company also determined that the bonus accrual at December 31, 2009, which was reversed in the first quarter ended March 31, 2010, as the result of stock option issuances, should have remained accrued. In addition, the Company noted errors in the Weighted Average Common Shares Outstanding and the calculation of net loss per common share in the quarter ended September 30, 2010. Furthermore, the Company noted that preferred dividends on Series F and H Preferred Shares were properly accrued but were not properly reflected in Net loss attributable to Common Shareholders during the quarter ended June 30, 2010. The Company also noted that loss per common share from continuing operations for the nine months ended September 30, 2009 contained a clerical error and was reported as $0.22 but as restated is $0.31. Net loss per common share was correct at $0.41. The results of the quarter ended March 31, 2010 have been reclassified to reflect the loss from discontinued operations.

The Company concluded that the impact of correcting these errors is not material to the previously filed Quarterly Reports financial statements and related disclosures, and therefore the Company did not amend its Quarterly Reports.  The table below summarizes the impact of the restatements, which will be reported when the relevant quarterly reports are filed in 2011.

	March 31, 2010		June 30, 2010		September 30,2010
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Accrued Expenses	$1,258,209	$1,288,308	$1,286,506	$1,792,059	$1,084,914	$1,669,631
Total Current Liabilities	$3,489,247	$3,519,346	$5,654,842	$6,160,395	$5,408,295	$5,993,012
Total Liabilities	$15,451,799	$11,911,170	$18,367,285	$15,063,417	$18,798,222	$15,407,232
Temporary Equity
Series G, Convertible Preferred Shares 20,000 authorized 5,278 Issued and Outstanding	-	$3,540,629	-	$3,703,868	-	$3,790,990
Common Stock, No Par Value	$46,937,744	$46,937,744	$47,901,113	$47,501,113	$50,050,457	$49,650,457
Accumulated deficit	$(59,104,539)	$(59,033,660)	$(64,762,896)	$(64,612,008)	$(67,581,614)	$(67,362,508)

	For the Three Months Ended
	March 31, 2010		June 30, 2010		September 30, 2010
Loss from Operations	$(1,679,315)	$(1,613,996)	$(2,002,337)	$(1,916,769)	$(1,796,094)	$(1,727,876)
Interest Income	(22)	(22)	1,418	1,418	13,369	13,369
Interest Expense	(611,754)	(527,365)	(778,420)	(540,098)	(839,136)	(597,103)
Total Other Income (Expense)	(611,776)	(527,387)	(777,002)	(538,680)	(825,767)	(583,734)
Loss from Continuing Operations	(2,291,091)	(2,141,383)	(2,779,339)	(2,455,449)	(2,621,861)	(2,311,611)
Loss from Discontinued Operations, net	(840,101)	(840,101)	(2,645,767)	(2,645,767)	44,842	44,842
Net Loss	(3,131,192)	(2,981,484)	(5,425,106)	(5,101,216)	(2,577,019)	(2,266,769)

Losses attributable to Non-controlling Interest in Subsidiary	-	-	-	-	54,027	54,027
Losses attributable to Geos	(3,131,192)	(2,981,484)	(5,425,106)	(5,101,216)	(2,522,992)	(2,212,742)
Dividends associated with beneficial conversion features	-	-	(123,038)	(123,038)	(172,640)	(172,640)
Dividends on Preferred Stock	(119,098)	(197,927)	-	(354,097)	(127,999)	(361,760)
Net Loss attributable to Common Shareholders	$(3,250,290)	$(3,179,411)	$(5,548,144)	$(5,578,351)	$(2,823,631)	$(2,747,142)

Weighted Average Common Shares Outstanding
Basic and Diluted	32,647,842	32,647,842	32,647,842	32,647,842	36,619,966	32,906,909
Basic and Diluted Loss Per Common Share
Continuing Operations	$(0.07)	$(0.07)	$(0.09)	$(0.09)	$(0.08)	$(0.08)
Discontinued Operations	$(0.03)	$(0.03)	$(0.08)	$(0.08)	$0.00	$0.00
Net Loss	$(0.10)	$(0.10)	$(0.17)	$(0.17)	$(0.08)	$(0.08)

			For the Six Months ended		For the Nine Months Ended
			June 30, 2010		September 30, 2010
Loss from Operations			$(3,681,652)	$(3,530,764)	$(5,477,746)	$(5,258,640)
Interest Income			1,396	1,396	14,765	14,765
Interest Expense			(1,390,174)	(1,067,464)	(2,229,310)	(1,664,566)
Total Other Income (Expense)			(1,388,778)	(1,066,068)	(2,214,545)	(1,649,801)
Loss from Continuing Operations			(5,070,430)	(4,596,832)	(7,692,291)	(6,908,441)
Loss from Discontinued Operations, net			(3,485,868)	(3,485,868)	(3,441,026)	(3,441,026)
Net Loss			(8,556,298)	(8,082,700)	(11,133,317)	(10,349,467)

Losses attributable to Non-controlling Interest in Subsidiary			-	-	54,027	54,027
Losses attributable to Geos			(8,556,298)	(8,082,700)	(11,079,290)	(10,295,440)
Dividends associated with beneficial conversion features			(123,038)	(123,038)	(295,678)	(295,678)
Dividends on Preferred Stock			-	(552,024)	(355,580)	(913,783)
Net Loss attributable to Common Shareholders			$(8,679,336)	$(8,757,762)	$(11,730,548)	$(11,504,901)

Weighted Average Common Shares Outstanding			32,647,842	32,647,842	33,986,433	32,735,145
Basic and Diluted
Basic and Diluted Loss Per Common Share
Continuing Operations			$(0.16)	$(0.16)	$(0.25)	$(0.25)
Discontinued Operations			$(0.11)	$(0.11)	$(0.10)	$(0.10)
Net Loss			$(0.27)	$(0.27)	$(0.35)	$(0.35)

19. SEGMENTS

Our operations consist of two business segments: Shoot It! and D Mobile.  The business operations underlying both of these segments were acquired in the year ended December 31, 2010.  Accordingly, there is no corresponding segment information in prior periods.

Our Shoot It! segment consists of one application for sending postcards from smart phones.  After downloading the application onto a smart phone, the consumer can select a picture on their phone and send a postcard for a fee.

Our D Mobile segment distributes mobile content and place-based advertising in China. The principal business of D Mobile, which operates in China through a wholly owned foreign entity operating under the name Duo Guo, is to serve as a distribution marketplace for the delivery of digital entertainment, information, and consumer content to mobile devices.  D Mobile generates revenues through consumers use of the D Mobile marketplace to purchase and download content to their smart phone and eventually through the sale of advertising within the marketplace.

Both businesses are in the early stages of distribution and development.  Accordingly revenues and direct expenses are not significant at this time. We use gross margin less identifiable direct expenses before corporate overhead, interest and taxes to evaluate segment profitability.

Income tax information by segment has not been included as taxes are calculated at a company-wide level and not allocated to each segment and as there is no current year income tax provision due to net operating losses.

Selected Financial Data by Segment	As of the date of acquisitions to December 31, 2010

Revenues:
D Mobile(a)	$51,078
Shoot It!	31,467
Total revenues	$82,545

Depreciation and amortization:
D Mobile(a)	$153,347
Shoot It!	132,855
All Other	394,580
Total depreciation and amortization	$680,782

Net Loss from Operations (b)
D Mobile(a)	$(1,782,588)
Shoot It!	(413,832)
Unallocated	(4,621,560)
Total Loss from Operations	$(6,817,980)

Assets (c):
D Mobile(a)	$2,050,530
Shoot It!	1,480,467
Unallocated	2,234,002
Total assets	$5,764,999

Capital expenditures:
D Mobile(a)	$180,050
Shoot It!	-
Total capital expenditures	$180,050
_________________
(a)  Represents amounts generated by D Mobile’s foreign operations in China.

(b)  Net loss from operations represents revenues less cost of sales and selling expenses for each segment, but excludes corporate overhead expenses such as employee related costs, administrative expenses and amortization of certain intangibles.

(c) Assets allocated to segments include fixed assets, intangible assets and goodwill. Unallocated assets include cash, prepaid assets such as rent, corporate office improvements and technology infrastructure.