Form 10-K/A
period 2010-12-31
Geos Communications, Inc.
filed 2011-05-02
CIK 949371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to _______

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

As of March 29, 2011, 37,266,981 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2010 that was filed with the Securities and Exchange Commission (the “SEC”) on April 7, 2011 (the “Original Filing”).  This Amendment is being filed to include the information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days after December 31, 2010.

Except as set forth in Part III below, no other changes have been made to the Original Filing.  Unless expressly stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.  References to the “Company”, “we”, “our”, or “us” in this Amendment refer to Geos Communications, Inc. and its consolidated subsidiaries, unless the context otherwise indicates.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and ages of all directors and executive officers of the Company as of March 31, 2011.  The Board of Directors is comprised of only one class There are no family relationships among our directors or executive officers.  There are no arrangements or understandings between any two or more of the Company’s directors or executive officers.  There is no arrangement or understanding between any of the Company’s directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors.  There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company’s affairs.  Also provided herein are a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Set forth below is certain information, as of March 31, 2011, concerning each of the directors and executive officers of the Company. Each of the individuals listed as a director below shall serve as a director of the Company until the Company’s next annual meeting of shareholders and until their successors have been elected and qualified, or until their resignation, death or removal. Each of the individuals listed below as executive officers shall serve in such offices until removed by the Board of Directors, subject to applicable employment agreements.

Name	Age	Position
Andrew L. Berman	52	Director, Chairman of Executive Committee, Chief Executive Officer
Christopher Miltenberger	54	President
Cynthia T. Gordon	47	Chief Financial Officer
David W. Schafer	58	Senior Vice President, Worldwide Sales
Bruce Friedman	61	Director, Chairman of Audit Committee
Osmo Aimo Antero Hautanen	56	Director
Frederick Mapp	67	Director
Timothy McGeehan	44	Director
Michael Reardon	58	Director

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

Andrew Berman, Director and Chief Executive Officer

Mr. Berman has served as a director of the Company since April 2008 and as Chief Executive Officer since April 2009.  With over 27 years of industry experience, Mr. Berman has experience in nearly all sectors of the technology and telecommunications industries and was instrumental in revolutionizing global Internet connectivity in the early 1990s. He has extensive experience in the disciplines of strategic alliance planning and business development, as well as sales and marketing, product development and distribution, and his experience provides the Board with valuable insight and perspective.

Mr. Berman is the founder and owner of Chesapeake Ventures, LP (“Chesapeake”), a consulting group specializing in strategic global alliances and business development for the technology and telecommunications industries.  His clients at Chesapeake have included Monster Cable, Cisco, RadioShack and Valence Semiconductor, among others.  Mr. Berman was President and Chief Executive Officer for Nextlink USA, Inc, AB, a Denmark-based headset manufacturer from May 2006 to February 2007, at which time he was elected to their Board of Directors.  He served as Vice President, Strategic Alliances and Business Development, at RadioShack from July 2003 through April 2006, where he successfully delivered emerging technologies and new products/services to distribution channels and brought many licensing and investment opportunities to the company.  Mr. Berman, as a Senior Vice President of Sales and Marketing for CipherOptics from January 2002 through June 2003, successfully negotiated strategic relationships with SafeNet, CNT, IBM, EMC, Storage Technology, and Hitachi Data Systems.

Christopher Miltenberger, President

Mr. Miltenberger has served as President since August 2008. Furthermore, Mr. Miltenberger has more than 26 years of experience in business, legal, marketing, and related disciplines in the computer, technology, and other industries. From April 2008 to present, Mr. Miltenberger has been a Managing Director of Virenta, LLC and from September 2005 to April 2008, Of Counsel to  the Miltenberger Law Firm providing legal counsel, specializing in negotiation and drafting of commercial contracts and other business-related legal matters.  Prior thereto, from August 1998 to September 2004, Mr. Miltenberger was President of Resource Concepts, Inc., a computer services company which sold to a private equity firm in April 2004.  From June 1982 to August 1998, Mr. Miltenberger was Partner and Associate with Worsham, Forsythe & Woolridge, LLP (now Hunton & Williams, LLP).

In 1982, Mr. Miltenberger graduated with a Juris Doctorate, University of Missouri and was a Member, Missouri Law Review.  Mr. Miltenberger also received a B.A., Accounting and Economics degree, cum laude, Southeast Missouri State University in 1978.

Cynthia T. Gordon, Chief Financial Officer

Ms. Gordon joined Geos as Chief Financial Officer in January 2011. Prior to joining the Company, Ms. Gordon spent 14 years at Zale Corporation, one of North America’s largest specialty retailers with approximately $1.6 billion in annual revenue.  At Zale, Ms. Gordon most recently held the position of Interim Chief Financial Officer and Senior Vice President, Controller. While at Zale, Ms. Gordon held various executive and senior management positions including, Senior Vice President, Controller, Vice President Planning and Analysis, Senior Director Investor Relations and Treasury. Prior to Zale Ms. Gordon served as Director of External Reporting and Investor Relations for A Pea in the Pod, Inc. From 1986 to 1993, she held various auditing positions for Ernst & Young, LLC.

Ms. Gordon holds a Bachelor of Business Administration Degree in Accounting from the University of  Notre Dame.

David W. Schafer, Senior Vice President, Worldwide Sales

 Mr. Schafer has served as Geos Senior Vice President for Worldwide Sales since October of 2009. From 2008 to the beginning of 2009 he was a Managing Partner with Virenta, a consulting firm, and from 2002 until 2008, he served as Senior Vice President of Worldwide Sales of  Lantronix.

 Mr. Schafer earned a Bachelor of Arts with honors in Business Administration from California State University, Fullerton in 1979.

Kiran Harpanhalli, Chief Technology Officer

Mr. Harpanhalli has served as Chief Technology Officer since January 2010.  With over 18 years of industry experience, he has been involved in technology development in the telecom and enterprise software domains.

Before joining Geos, he led billing and charging initiative in Nokia Siemens Networks for Telecom carriers in North American wireless carriers.  Earlier in his career, he worked for Ericsson, where he held various roles in software engineering, product management and solutions delivery for Tier 1 carriers in the United States.  While at Ericsson, he was part of various divisions, from research and development to deploying solutions in Network Management, Charging and Prepaid Network Implementation for the US carriers.

Prior to joining Ericsson, Mr. Harpanhalli held positions at Virgin Mobile and Visage Mobile where he led the design and architecture of several value added applications. Mr. Harpanhalli holds a Bachelor of Engineering degree in Computer Science and Engineering from Karnataka University, India.

Bruce Friedman, Director

Mr. Friedman has served as a director of the Company since May 2009 and is the Chairman of our Audit Committee. Mr. Friedman has over thirty-five years of experience in structuring financial transactions and designing marketing campaigns to introduce new, innovative products to the general public. In 2003 Mr. Friedman founded MyBrainTrainer, LLC (“MyBrainTrainer”), which maintains a website to help enhance cognitive function, and has served as its President from 2003 to the present. Additionally, Mr. Friedman was the founder and President from 1992 to 2009 of Heart Check America, Inc., an operator of medical imaging facilities specializing in cardiac screening examinations. Previously, he was a commercial real estate broker from 1988 to 1992 and Chief Financial Officer of Pacific Triangle Management Corporation from 1977 to 1985, a Beverly Hills based real estate developer. From 1973 to 1976, he was a Certified Public Accountant for Arthur Andersen & Co. and performed audits of public companies. His experience provides the Board with valuable insight and perspective. Mr. Friedman received an M.B.A. from The Wharton School and a B.A. from State University of New York at Stony Brook.

Osmo Aimo Antero Hautanen, Director

Mr. Hautanen has served as a director of the Company since February 2009. Mr. Hautanen is CEO of Magnolia Broadband and owner of Cosmos Consulting, Inc. of Dallas, Texas. Previously, Mr. Hautanen served as the CEO of Fenix LLC, the holding company for Union Pacific Corporation’s extensive portfolio of technology assets and operating companies including Nexterna, a mobile resource management and wireless data company; Timera, an enterprise workforce management software company; and Transentric, a supply chain and e-commerce software company.  Earlier, Mr. Hautanen was CEO of Denver-based Formus Communications, an international wireless telecommunications start-up. Prior to Formus, he was President-Americas of Philips Consumer Communications where he established consumer communications activities in North and South America, overseeing all aspects of creating and developing the Americas’ markets for the company’s complete range of wireless, PCS and paging products.
Prior to Philips, Mr. Hautanen held several executive positions over an 18-year period with Nokia, the global leader in wireless communications, where he held the positions of Vice President and General Manager for Personal Communications Services, helped launch the Latin American division, and was Vice President of Sales and Marketing for the U.S.  He began his career with Nokia serving in numerous technical positions involving design, project management and customer service. His experience provides the Board with valuable insight and perspective.

Mr. Hautanen holds a BS in control engineering from the Technical College of Varkaus, Varkaus, Finland and an MBA in international business from Georgia State University.

Frederick Mapp, Director

Mr. Mapp has served as a director of the Company since June of 2009. Mr. Mapp has more than 40 years of experience in the areas of information technology systems, applications, infrastructure support, customer support and consulting services. During that time he has held senior executive-level positions with companies such as InfoSpan, American Express and IBM as well as the position of chief information officer for Advanced Micro Devices (AMD) and Honeywell. In addition, Mr. Mapp served as CEO and president of the World Congress on Information Technology, a forum that is held every two years under the direction of the World Information Technology Services Alliance. His experience provides the Board with valuable insight and perspective. Mr. Mapp attended the University of New Haven and majored in electrical engineering.

Timothy McGeehan, Director

Mr. McGeehan has served as a director of the Company since October 2008.  From August 1988 to May 2008, Mr.  McGeehan, was employed in a senior executive capacity for Best Buy and oversaw Best Buy Mobile and the enterprise’s expanding global wireless business, through its strategic relationship with The Carphone Warehouse Group PLC (CPW). Mr. McGeehan was responsible for the rollout of Best Buy Mobile across North America and internationally; he also played a key leadership role in the enterprise’s international expansion. His experience provides the Board with valuable insight and perspective. Mr. McGeehan attended North Dakota State University and served four years in the U.S. Army.

Michael Reardon, Director

Mr. Reardon has served as a director of the Company since June of 2009. Mr. Reardon has more than 25 years experience as an entrepreneur, consultant, director and marketing expert in the fields of telecommunications, finance and manufacturing, and brings valuable insight and perspective to the Board. Currently, Mr. Reardon is the president of ProVision Communications, a telecommunications consulting firm established in 2000. Mr. Reardon holds a Bachelor of Science degree in economics from Arizona State University. Mr. Reardon also serves as director of Hyperflo, a manufacturer of precision cleaning equipment, and sits on the board of Nelnet, Inc., one of the leading education and finance companies in the United States.

Meetings and Committees of the Board of Directors

It is the policy of the Board to meet at least quarterly. During the year ended December 31, 2010, the Company had approximately six telephonic meetings and one physical meeting of its Board of Directors. Directors are encouraged to attend the Annual Meeting of Stockholders.

The Company does not have a nominating committee of the Board of Directors, or any committee performing similar functions.  Nominees for election as a director are selected by the Board of Directors, who seeks to nominate directors bringing a wide range of experience and skills to the management of Geos.

The compensation committee of the Board of Directors consists of Mr. Reardon and Mr. Friedman, each being an independent director.  The compensation committee reviews the performance of the executive officers of the Company and reviews the compensation programs and agreements for key employees including salary and bonus levels.

Mr. McGeehan, Mr. Mapp, Mr. Reardon, Mr. Friedman and Mr. Hautanen are the Company’s independent directors as defined under NASDAQ Rule 5605(a)(2).

Audit Committee

The Audit Committee operates under a written charter adopted by the Board of Directors. The audit committee of the Board of Directors consists of Mr. Friedman, who is the Chairman of the Audit Committee, and Mr. Mapp, each being an independent director of the Company.  The audit committee reviews actions with respect to various auditing and accounting matters, including the selection of the Company’s independent public accountants, the scope of the annual audits, the nature of non-audit services, the fees to be paid to the registered independent public accountants, and the accounting practices of the Company. The Company does not currently have an audit committee financial expert serving on its audit committee because we believe that the members of our Board are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  The Company may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to its ability to locate and compensate such a person.

Corporate Governance Committee and Code of Ethics

The Corporate Governance Committee of the Board of Directors consists of Mr. Reardon and Mr. McGeehan. The primary purpose of the Corporate Governance Committee is the establishment and review of the Company’s Code of Business Conduct and Ethics, which was originally adopted in October of 2009, and applies to all of the Company’s employees, including the Company’s executive officers. A copy of the Company’s Code of Business Conduct and Ethics is available on the Company’s website at www.geoscommunications.com . Additionally, the Company will provide to any person without charge, upon request, a copy of the Company’s Code of Business Conduct and Ethics. Such requests should be directed to the Secretary of Geos Communications, Inc. at 430 North Carroll Avenue, Suite 120, Southlake, Texas, 76092.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and all persons (“Reporting Persons”) who beneficially own more than 10% of the outstanding shares of Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company. Reporting Persons are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely upon a review of the copies of such forms furnished to the Company for the year ended December 31, 2010, and the information provided to the Company by Reporting Persons of the Company, no Reporting Person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis, except that (i) each of Messrs. Arena, Berman, Miltenberger, Friedman, Mapp, McGeehan and Reardon failed to timely file reports of changes in ownership on Form 4 (or annual statements on Form 5) reflecting, among other things, the granting and vesting of certain stock options in 2009 and (ii) Stephen F. Butterfield, a beneficial owner of more than 10% of the outstanding shares of Common Stock, failed to timely file an initial report of ownership on Form 3 reflecting a total of 7 transactions in which he acquired beneficial ownership of shares of the Company’s Series F Convertible Preferred Stock and warrants for the purchase of Common Stock.

Item 11.  Executive Compensation.

Executive Compensation

The following table sets forth certain information regarding cash and non-cash compensation earned during each of the Company’s last two fiscal years by (i) our Chief Executive Officer, (ii) our Former Chief Financial Officer,  (iii) our former Chief Executive Officer and (iv) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2010, and (v) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2010 (the “Named Executive Officers”).

Summary Compensation table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (6)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(7)	Total ($)

Andrew Berman (1)	2009	219,792	—	—	351,870	—	—	—	571,662
Chief Executive Officer	2010	229,309	—	—		—	—	14,030	243,339

Christopher Miltenberger,	2009	179,848	—	—	265,975	—	—	—	445,824
President	2010	166,801	—	—	—	—	—	13,690	180,491

David W. Schafer(2)	2009	105,000	—	—	94,325	—	—	—	199,325
S. V. P. of Worldwide Sales	2010	150,452	—	—	—	—	—	6,971	157,423

Kiran Harpanhalli(3)	2009	—	—	—	—	—	—	—	—
Chief Technology Officer	2010	108,891	—	—	—	—	—	11,226	120,117

Paul R. Arena (4),	2009	254,162	—	—	371,885	—	—	15,740	641,788
Former Chairman, CEO, and CFO	2010	26,983	—	—	—	—	—	245,992	272,975

Richard H. Roberson (5)	2009	68,642	—	—	94,325	—	—	6,995	169,962
Former Chief Financial Officer	2010	133,975	—	—	—	—	—	10,456	144,431

(1)	Mr. Berman has served as Chief Executive Officer of Geos since April 20, 2009.
(2)	Mr. Schafer has served as S. V.P. of Worldwide Sales of Geos since June 1, 2009
(3)	Mr. Harpanhalli has served as Chief Technology Officer since January 2010.
(4)	Mr. Arena served as Chief Executive Officer of Geos until April 20, 2009, as Chief Financial Officer until August 24, 2009 and as Chairman and a Director until March 10, 2010.
(5)	Mr. Roberson served as Chief Financial Officer of Geos from August 24, 2009 to October 31, 2010.
(6)
 Amounts shown represent the grant date fair value of common stock granted in fiscal 2009 pursuant to pursuant to the Financial Accounting Standards Board’s Accounting Standards Codification Topic 708 (“ASC 718”) (formerly, Statement of Financial Accounting Standards No. 123(R), Share-Based Payment).  No stock option awards were granted to directors during 2010. The assumptions used to determine the valuation of the awards are discussed in note 13 to our consolidated financial statements for the year ended December 31, 2010.

(7)
All other compensation for 2010 includes life and medical benefit premiums paid by Geos for all named executives, except for Mr Arena for which it also includes $230,742 related to his separation agreement.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That “ Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Paul R. Arena
	243,056	6,944		.80	1/2013

	145,833	104,167		.70	3/2014

	222,222	177,778		.70	4/2014

Andrew L Berman
	75,000	25,000		1.20	9/2013

	133,333	66,667		1.00	4/2013

	29,167	20,833		.70	3/2014

	222,222	177,778		.70	4/2014

Christopher Miltenberger

	155,556	44,444		1.30	8/2013

	58,333	41,667		.70	3/2014

	111,111	88,889		.70	4/2014

 At a special meeting of the Board of Directors held on October 15, 2009, the Board approved the Company’s 2010 Omnibus Long Term Incentive Plan (the “Plan”).  A Registration Statement on Form S-8, filed on January 8, 2010, registered a total of 6,000,000 shares of Common Stock authorized for issuance under the Plan. The Plan then was not submitted to a vote of securities holders and therefore terminated.  The options issued under that plan terminated in the fourth quarter of fiscal 2010.

Employment Agreements

On April 20, 2009, the Company entered into Employment Agreements with each of Andrew L. Berman, Paul R. Arena, Christopher R. Miltenberger, and Douglas F. Bender, all of which were subsequently amended on June 24, 2009.

As amended, the Berman Employment Agreement provides for, among other things: (i) employment as Chief Executive Officer of the Company; (ii) a two-year term, subject to annual extensions at the option of the Company; (iii) a base salary of $275,000, and an annual bonus of up to 50% of such base salary; (iv) a grant of 4,000,000 stock options, at an exercise price of $0.07 per share, which options shall have a five-year term, and 1,000,000 of which vest 1/36 over three-years, and the remaining 3,000,000 of which will vest upon the attainment of certain performance hurdles; and (v) change of control protection.

As amended, the Miltenberger Employment Agreement provides for, among other things: (i) employment as President and Chief Operating Officer of the Company; (ii) a two-year term, subject to annual extensions at the option of the Company; (iii) a base salary of $200,000 and an annual bonus of up to 50% of such base salary; (iv) a grant of 2,000,000 stock options, at an exercise price of $0.07 per share, which options shall have a five-year term, and 500,000 of which vest 1/36 over three-years, and the remaining 1,500,000 of which will vest upon the attainment of certain performance hurdles; and (v) change of control protection.

On October 1, 2009, the Company and David Schafer entered into an Employment Agreement, dated August 24, 2009, which provides for, among other things: (i) employment as Senior Vice President–Worldwide Sales of the Company; (ii) a twelve-month term; (iii) a base salary of Fifteen Thousand Dollars ($15,000.00) per month, and an annual bonus of up to 50% of such base salary; (iv) eligibility to receive options as determined by the Board of Directors from time to time; and (iv) upon a change of control, full vesting of any options or similar securities held by Mr. Schafer.

The Arena Employment Agreement terminated on March 10, 2010.  The Company entered into a separation agreement with Mr. Arena effective March 10,2010 through April 20, 2011 under which the Company would pay Mr. Arena a monthly salary of $22,917 per month, a grant of  400,000 stock options at an exercise price of $0.70 per share.

On August 24, 2009, the Company and Richard H. Roberson entered into an Employment Agreement, dated August 24, 2009, which provides for, among other things: (i) employment as Chief Financial Officer of the Company; (ii) a twelve-month term; (iii) a base salary of Fifteen Thousand, Eight Hundred and Thirty-Three Dollars and 33/100 ($15,833.33) per month, and an annual bonus of up to 50% of such base salary; (iv) eligibility to receive options as determined by the Board of Directors from time to time; and (iv) upon a change of control, full vesting of any options or similar securities held by Mr. Roberson.

On January 7, 2011, the Company entered into an Employment Agreement with Cynthia Gordon which provides for, among other things: (i) employment as Chief Financial Officer of the Company; (ii) a twelve-month term, subject to annual extensions at the option of the Company; (iii) a base salary of Sixteen Thousand, Six Hundred and Sixty-Six Dollars and 67/100 ($16,666.67) per month, and an annual bonus of up to 50% of such base salary; (iv) eligibility to receive options as determined by the Board of Directors from time to time; and (iv) upon a change of control, full vesting of any options or similar securities held by Ms. Gordon.

Director Compensation

No compensation was awarded to the Directors during 2010.

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

As of March 25, 2011, the Company had a total of 37,765,495 shares of Common Stock issued and outstanding, which is the only issued and outstanding voting equity security of the Company.

The following table sets forth, as of March 25, 2011; (a)  the names of each beneficial owner of more than five percent (5%) of the Company’s Common Stock known to the Company, the number of shares of Common Stock beneficially owned by each such person, and the percent of the Company’s Common Stock so owned; and (b)  the names of each director and executive officer, the number of shares of Common Stock beneficially owned and the percentage of the Company’s Common Stock so owned, by each such person, and by all directors and executive officers as a group.  Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated.

	Common Stock Beneficially Owned (1)
Name of Beneficial Owner (2)	Number of Shares of Common Stock	Percentage of Class (3)
Paul Arena (4)	2,101,655	5.5%
Andrew Berman†‡(5)	2,042,074	5.1%
Christopher Miltenberger‡(6)	1,874,018	4.7%
Timothy McGeehan†(7)	215,278	.6%
Richard H. Roberson	-	-%
David W. Schafer‡(8)	1,465,685	3.7%
Bruce Friedman†(9)	961,253	2.5%
Osmo Aimo Antero Hautanen†	-	-
Frederick Mapp†(10)	133,333	.4%
Michael Reardon†(11)	1,736,765	4.4%
Jonathan Serbin(12)	4,241,936	10.1%
Vestal Venture Capital 6471 Enclave Way Boca Raton, FL 33496(13)	11,789,013	27.8%
Stephen F. Butterfield 6991 E. Camelback Road, Suite B-290 Scottsdale, AZ 85251(14)	28,311,320	55.5%

All executive officers and directors as a group (8 persons)		13.3%

†	Director of the Company
‡	Officer of the Company
(1)
Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of March 25, 2011, are treated as outstanding only when determining the amount and percentage owned by such individual or group.

(2)	The address of each executive officer and director of the Company is 430 North Carroll Avenue, Suite 120, Southlake, Texas, 76092.
(3)
In accordance with regulations of the SEC, the percentage calculations are based on shares of Common Stock issued and outstanding as of March 25, 2011, plus shares of Common Stock which may be acquired within 60 days of March 30, 2010, by each individual or group listed.

(4)	Represents (i) 1,625,276 shares of Common Stock owned by Mr. Arena, and (ii) 476,389 shares of Common Stock issuable upon exercise of certain options.
(5)
Represents (i) 576,389 shares of Common Stock issuable to Mr. Berman upon exercise of certain options and (ii) 1,250,000 shares of Common Stock issuable upon exercise of certain warrants, and (iii) 13,307 shares of Common Stock and 202,378 shares of Common Stock issuable upon the conversion of Series G common stock and warrants to Virenta, LLC of which Mr. Berman shares voting power with Mr. Miltenberger, Mr Shafer and 4 other persons.

(6)
Represents (i) 408,333 shares of Common Stock issuable to Mr. Miltenberger upon exercise of certain options and (ii) 1,250,000 shares of Common Stock issuable upon exercise of certain warrants, and (iii) 13,307 shares of Common Stock and 202,378 shares of Common Stock issuable upon the conversion of Series G common stock and warrants to Virenta, of which Mr. Miltenberger shares voting power with Mr. Berman, Mr. Schafer and 4 other persons.

(7)	Represents 215,278 shares of Common Stock issuable to Mr. McGeehan upon exercise of certain options and warrants.
(8)
Represents (i) 1,250,000 shares of Common Stock issuable upon exercise of certain warrants, and (ii) 13,307 shares of Common Stock and 202,378 shares of Common Stock issuable upon the conversion of Series G common stock and warrants to Virenta, LLC of which Mr. Schafer shares voting power with Mr. Berman, Mr. Miltenberger and 4 other persons.

(9)	Represents (i) 811,253 shares of Common Stock owned by Mr. Friedman, and (ii) 150,000 shares of Common Stock issuable upon exercise of certain options.
(10)	Represents 133,333 shares of Common Stock issuable upon exercise of certain options.
(11)
Represents (i) 3,432 shares of Common Stock and 100,000 shares of Common Stock issuable upon exercise of certain warrants held by Mr. Reardon’s children, (ii) 1,000,000 shares of Common Stock issuable upon the conversion of Series I preferred stock and 500,000 shares of Common Stock issuable upon the exercise of certain warrants to the TM Reaedon Marital Trust and (iii) 633,333 shares of Common Stock issuable upon exercise of certain options and warrants. As trustee of the TM Reardon Marital Trust, Mr. Reardon may be deemed to have beneficial ownership of these shares.

(12)	Represents 174,716 shares of Common Stock owned by Mr. Serbin and 4,067,220 shares of Common Stock issuable upon the conversion of Series G preferred stock.
(13)
Represents 6,209,013 shares of Common Stock held by Vestal Venture Capital. Mr. Allan Lyons, managing partner of 21st Century Strategic Investment Planning, LC is the General Partner on behalf of Vestal Venture Capital in voting these shares of Common Stock.  Also includes 675,000 of shares of Common Stock held by 21st Century Strategic Investment Planning, LC.

(14)
Represents (i) 732,107 shares of Common Stock and 10,572,000  shares of Common Stock issuable to Butterfield Family Trust U/A/D 1/12/1999 upon the exercise of certain stock options and warrants and (ii) 1,747,213 shares of Common Stock and 15,260,000 shares of Common Stock issuable to the Stephen F. Butterfield 2009 Grantor Retained Annuity Trust  upon exercise of certain stock options and warrants. As trustee of both the Butterfield Family Trust U/A/D 1/12/1999 and the Stephen F. Butterfield 2009 Grantor Retained Annuity Trust, Stephen F. Butterfield may be deemed to have beneficial ownership of these shares.

Item 13. Certain Relationships and Related Transactions and Director Independence

Described below are certain transactions or series of transactions between us and our executive officers, directors and the beneficial owners of 5% or more of our common stock, on an as converted basis, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of our total assets as of year-end for the last three completed fiscal years, other than compensation arrangements that are otherwise required to be described under “Executive Compensation.”

Mr. Reardon, Mr. Mapp, Mr. McGeehan, Mr. Friedman and Mr. Hautanen are the Company’s independent directors as defined under NASDAQ Rule 5605(a)(2).

On February 23, 2010, the Company issued a Drawdown Promissory Note (included in the Consolidated Balance Sheets under “Borrowing under Line of Credit”) in an amount up to an amended maximum of $2,600,000 (as subsequently amended, the “Drawdown Note”) to an entity controlled by Stephen F. Butterfield (“Butterfield”), a current investor in the Company. The Drawdown Note accrues interest at a rate of 12% per annum and the principal and interest thereon is due and payable on the earlier of (i) the closing on at least $3,000,000 of subscriptions for newly created shares of Series I Preferred Stock of the Company; or (ii) August 23, 2010 (the “Maturity Date”) or extensions. Butterfield may convert all or any portion of the principal balance of and/or accrued but unpaid interest on the Drawdown Note into the securities we anticipate offering in a private placement of equity in the form of Preferred Stock and warrants, at a conversion price equal to the purchase price paid for the Preferred Stock and warrants in the private placement. The Drawdown Note requires the issuance of a warrant to purchase 10,000 shares of Common Stock for each $100,000 drawdown there under at a purchase price of $0.20 per share. The term of each warrant is three years from date of issuance. At December 31, 2010, $2.6 million was outstanding. The carrying value approximated the fair value as of December 31, 2010. In addition, the maturity date on the note was initially extended to March 31, 2011, and as compensation for extending the maturity date, the Company issued a warrant to purchase 572,000 shares of Common Stock at a purchase price of $0.08 per share. On April 4, 2011, the Company settled its outstanding obligations under the Drawdown Note, including accrued interest, by transferring ownership of 1,164,287 common shares of D Mobile common stock to the lender.

In the March 1, 2010 acquisition, the Company acquired 100% of the outstanding shares of common stock of D Mobile.  In order to raise additional capital Geos sold a portion of its investment in its subsidiary D Mobile.  In August and September, Geos sold 10% of its investment in D Mobile for $1,000,000.  Of the proceeds raised, $500,000 was from an entity controlled by Stephen F. Butterfield (Butterfield), a current investor in the Company, $150,000 was from a director, and the remaining $350,000 was from additional investors. In October 2010, Geos sold an additional 10% of the outstanding equity interests in D Mobile for an additional $1,000,000 to Butterfield. On December 2, 2010, Geos sold 0.5% of its investment in D Mobile, for $50,000 to Bruce Friedman, a director of the Company.  On December 22, 2010 Geos sold an additional 10% of its investment in its subsidiary D Mobile for $1,000,000 to an entity controlled by Butterfield.  As of December 31, 2010 the Company had sold 30.5% of D Mobile for total proceeds of $3,050,000.

On July 1, 2010, Bruce Friedman, a director of the Company, loaned the Company $150,000 to be repaid on the earlier of (i) the receipt and acceptance of $2,000,000  in subscriptions  under an offering to sell D Mobile common stock or (ii) December 31, 2010, which date was subsequently extended to May 31, 2011. As compensation for extending the maturity date on the loan, the Company issued the director a warrant to purchase 33,000 shares of Common Stock at a purchase price of $0.08 per share.  The note bears interests at 12%.   On April 4, 2011, the Company settled its outstanding obligations under the note, including accrued interest, by transferring ownership of 65,484 common shares of D Mobile to the lender.

In July 2010, the Board of Directors authorized the creation of Series I Preferred Stock, no par value per share. The Company received approximately $427,000 in proceeds from subscription agreements related to the Series I in July 2010, of which $100,000 was from a director of the Company.

On December 2, 2010, Bruce Friedman, a director of the Company, loaned the Company $50,000 to be repaid on the earlier of (i) the sale by the Company, subsequent to the date of the note, of $200,000 in the shares in D Mobile held by the Company or (ii) February 28, 2011.  The note bears interests at a rate of 12% per annum.  The maturity date has been extended to April 30, 2011.

Furthermore, in February 2011, D Mobile sold newly issued shares of its common stock, par value $.01 per share (the “Shares”) pursuant to subscription agreements. Included in the total proceeds from newly issued shares of $1,200,000 are the following: on February 10, 2011, D Mobile sold 400,000 Shares for $1,000,000 to an entity controlled by Butterfield; on February 11, 2011, D Mobile sold 20,000 Shares for $50,000 to Andrew Berman, the Company’s Chief Executive Officer and a member of its Board of Directors, who also serves as D Mobile’s Chief Executive Officer and Chairman of its Board of Directors; and on February 15, 2011, D Mobile sold 20,000 Shares for $50,000 to a trust controlled by David Schafer, D Mobile’s Executive Vice President of Worldwide Sales.

In March 2010 Jonathon Serbin joined the Company’s Board of Directors.  On January 24, 2011 Mr. Serbin resigned from the Board of Directors and entered into a consulting agreement whereby the Company pays Mr. Serbin $5,000 per month through March 2012.  In addition, upon the occurrence of certain events, Mr. Serbin will be granted options to purchase up to 200,000 shares of D Mobile common stock at an exercise price of $2.50 per share.

The Company believes that the foregoing transactions with its officers and directors were on terms no less favorable to the Company than could have been obtained from independent third parties.

Item 14. Principal Accountant Fees and Services

BDO USA, LLP is a registered public accounting firm and has been our independent auditor since 2009. In addition to retaining BDO USA, LLP to audit our consolidated financial statements, we engage the firm from time to time to perform other services. The following table presents all fees we incurred in connection with professional services provided by BDO USA, LLP during each of the last two fiscal years:

	Years Ended December 31,
	2010	2009
Audit fees:
Audit of financial statements	$182,750	$185,000
Quarterly reviews	62,625	60,000

Total audit fees	245,375	245,000

Other – Due diligence assistance services	-	22,000

Tax fees:
Tax planning and consulting services	$39,000	$28,158

Total fees for services	$258,875	$281,658

(a)	2009 - Audit related fees consist of fees for the audit of predecessor financial statements of Shoot it! LLC.

The Audit Committee of our Board of Directors has adopted a policy requiring its pre-approval of all fees to be paid to our independent audit firm, regardless of the type of service. All non-audit services were reviewed with the Audit Committee, which concluded that the provision of such services by BDO USA, LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company’s Audit Committee is required to pre-approve all audit and non-audit services performed by the Company’s independent registered auditors. The Company’s Audit Committee, however, has not adopted any general pre-approval policy with regard to specified audit or non-audit services which may be provided by the independent auditors, but requires that the Company’s Audit Committee grant specific pre-approval of each audit or non-audit service to be provided by the independent auditor before the independent auditor is engaged to render such service.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements; Schedules

Our consolidated financial statements for the years ended December 31, 2010 and 2009 were previously filed with the Original Report.  We are not required to file any financial statement schedules.

Exhibits

The Exhibit Table on the following page lists those documents filed with this report or incorporated herein by reference.

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
Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 1, 2009.

Exhibit No.	Exhibit	Method of Filing
3.12	Amendment to the Company’s Articles of Incorporation filed September 10, 2009.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 10, 2009.

3.13	Certificate of Designations of Rights and Preferences of Series G Convertible Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 19, 2010.

3.14	Amendment to Bylaws, dated February 12, 2010	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 19, 2010.

3.15	Certificate of Designations of Rights and Preferences of Preferred Stock Series H	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 10, 2010.

3.16	Certificate of Designations of Rights and Preferences of Preferred Stock Series I	Incorporated by reference to Exhibit 3.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

3.17	Articles of Correction to Certificate of Designations of Rights and Preferences of Preferred Stock Series I	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 3, 2010

4.1	Amended and Restated 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement filed June 25, 2009.

4.2	2009 Omnibus Long Term Incentive Plan*	Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement filed January 8, 2010.

10.1	Employment Agreement, dated April 20, 2009, by and between the Company and Andrew L. Berman.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 24, 2009.

10.2	Employment Agreement, dated April 20, 2009, by and between the Company and Paul R. Arena.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 24, 2009.

10.3	Employment Agreement, dated April 20, 2009, by and between the Company and Christopher R. Miltenberger.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 24, 2009.

10.4	Employment Agreement, dated April 20, 2009, by and between the Company and Douglas F. Bender.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 24, 2009.

10.5	Form of Non-Negotiable Secured Promissory Note.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2009.

10.6	Form of Term Loan Agreement.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 4, 2009.

10.7	Form of Warrant	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 4, 2009.

10.8	Form of Registration Rights Agreement.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 4, 2009.

10.9	Form of Subscription Agreement	Incorporated by reference to Exhibit 10.66 to the Company’s Current Report on Form 8-K filed May 8, 2009.

Exhibit No.	Exhibit	Method of Filing
10.10	Form of Warrant	Incorporated by reference to Exhibit 4.60 to the Company’s Current Report on Form 8-K filed May 8, 2009.

10.11	Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 10, 2009.

10.12	Amended and Restated Warrant	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 10, 2009.

10.13	Subscription Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 10, 2009.

10.14	Exchange Agreement	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 10, 2009.

10.15	Amendment to Arena Employment Agreement, dated June 24, 2009.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 29, 2009.

10.16	Amendment to Bender Employment Agreement, dated June 24, 2009.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 29, 2009.

10.17	Amendment to Berman Employment Agreement, dated June 24, 2009.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2009.

10.18	Amendment to Miltenberger Employment Agreement, dated June 24, 2009.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 29, 2009.

10.19	First Amendment to Subscription Agreement, dated June 26, 2009.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 1, 2009.

10.20	Employment Agreement, dated August 24, 2009, by and between the Company and Richard Roberson.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 28, 2009.

10.21	Form of Warrant	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 10, 2009.

10.22	Form of Subscription Agreement	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 10, 2009.

10.23	Second Amendment to Marketing Agreement, dated September 8, 2009.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 10, 2009.

10.24	Form of Warrant	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 9, 2010.

10.25	Form of Subscription Agreement	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 9, 2010.

10.26	Drawdown Promissory Note issued to Butterfield Family Trust U/A/D 1/12/99 dated February 23, 2010 in an amount up to $2,000,000.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2010.

10.27	Form of Warrant	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed March 31, 2010.

Exhibit No.	Exhibit	Method of Filing
10.28	Amended and Restated Drawdown Promissory Note issued to Butterfield Family Trust U/A/D 1/12/99 dated May 21, 2010	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10.29	Asset Purchase Agreement, dated October 25, 2010, by and among MGTCO Holdings, L.L.C., Geos Communications, Inc., and Geos Communications IP Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2010.

10.30	Employment Agreement, dated January 7, 2011, by and between the Company and Cynthia Gordon	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2011.

14.1	Code of Ethics and Conduct.	Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB filed April 4, 2006.

21.1	Subsidiaries of the Company.	Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

23.1	Consent of BDO USA, LLP	Incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of the Company’s Principal Executive Officer.	Filed herewith.

32.2	Section 1350 Certification of the Company’s Principal Financial Officer.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOS COMMUNICATIONS, INC.

By:	/s/ Andrew L. Berman
Andrew L. Berman
Chief Executive Officer

Date: May 2, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Berman
Andrew Berman	Chief Executive Officer (Principal Executive Officer) and Director	May 2, 2011

/s/ Cynthia T. Gordon
Cynthia T. Gordon	Chief Financial Officer (Principal Financial Officer)	May 2, 2011

/s/ Michael Reardon
Michael Reardon	Director	May 2, 2011

/s/ Frederick Mapp
Frederick Mapp	Director	May 2, 2011

/s/ Timothy McGeehan
Timothy McGeehan	Director	May 2, 2011

/s/ Bruce Friedman
Bruce Friedman	Director	May 2, 2011