Form 10-Q
period 2011-03-31
Geos Communications, Inc.
filed 2011-05-16
CIK 949371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Number of Common Shares of the issuer outstanding at May 1, 2011: 37,765,495

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NOTE: These consolidated financial statements and notes reflect the Company’s Condensed Consolidated Balance Sheets at March 31, 2011 (unaudited) and December 31, 2010, the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, and unaudited condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010.

GEOS COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$476,842	$809,489
Accounts Receivable	27,223	25,489
Prepaid Expenses and Other Current Assets	169,178	66,448
Total Current Assets	673,243	901,376

Property and Equipment, Net	757,758	684,421
Other Assets:
Goodwill	2,095,433	2,061,944
Other Intangible Assets, Net of Amortization	2,915,430	3,016,634
Deposits	82,295	118,222
Assets Related to Discontinued Operations	-	14,442
Total Other Assets	5,093,158	5,211,242
Total Assets	$6,524,159	$6,797,039

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$787,156	$605,650
Accrued Expenses	2,082,301	1,678,129
Convertible Bonds	50,000	50,000
Notes Payable	59,000	59,000
Liabilities Related to Discontinued Operations	161,347	175,632
Total Current Liabilities	3,139,804	2,388,411

Notes Payable	150,000	150,000
Borrowings under Line of Credit	2,600,000	2,600,000
Series A–D, Preferred Shares subject to mandatory redemption	10,436,616	9,925,418
Total Liabilities	16,326,420	15,243,829

Series F Convertible Preferred Shares, 5,000,000 Shares Authorized, and 0 shares Issued and Outstanding at March 31, 2011 and 7,570 Shares Issued and Outstanding at December 31, 2010	-	5,047,057
Series G, Convertible Preferred Shares, 20,000 Shares Authorized, and 5,278 Shares Issued and Outstanding	4,192,101	4,029,233
Series H Convertible Preferred Shares, 20,000 Shares Authorized, and 0 shares Issued and Oustanding at March 31,2011 and 350 Shares Issued and Outstanding at December 31, 2010	-	232,482
Series I Convertible Preferred Shares, 20,000 Shares Authorized, and 8,347 Issued and Outstanding at March 31, 2011 and 427 Shares Issued and Outstanding at December 31, 2010	5,136,413	288,455

Commitments And Contingencies

Stockholders’ Deficit:
Common Stock, No Par Value, 500,000,000 Shares Authorized and 36,619,966 Shares Issued and Outstanding	52,491,101	51,650,077
Other Comprehensive Income	76,639	19,336
Accumulated Deficit	(71,774,021)	(69,662,170)
Total Geos Communications Inc., Stockholders’ Deficit	(19,206,281)	(17,992,757)
Non-controlling Interest in Subsidiary	75,506	(51,250)
Total Stockholders’ Deficit	(19,130,775)	(18,044,007)
Total Liabilities and Stockholders’ Deficit	$6,524,159	$6,797,039

The accompanying Notes are an integral part of these condensed consolidated financial statements.

GEOS COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010

Net Revenue	$24,122	$11,814
Cost of Sales	14,588	4,074
Gross Margin	9,534	7,740

Selling, General and Administrative Expenses	1,909,579	1,621,735

Loss From Operations	(1,900,045)	(1,613,995)

Other Income (Expense):
Other Income	2,013	(22)
Interest Expense	(595,286)	(527,366)
Total Other Income (Expense)	(593,273)	(527,388)

Loss from continuing operations	(2,493,318)	(2,141,383)

Loss from discontinued operations, net of $0 tax benefits	-	(840,101)
Net loss	(2,493,318)	(2,981,484)

Less: Net Loss Attributable to Non-controlling Interest in Subsidiary	331,929	-
Net Loss Attributable to Geos	(2,161,389)	(2,981,484)
Gain on Exchange of Preferred Shares	431,571	-
Dividends for Series F, G, H and I Preferred Shares	(382,033)	(197,927)
Net Loss Attributable to Geos Common Shareholders	$(2,111,851)	$(3,179,411)

Weighted Average Common Shares Outstanding:
Basic and Diluted	37,395,270	32,647,842
Basic and Diluted Loss Per Common Share:
Continuing Operations	$(0.06)	$(0.07)
Discontinued Operations	-	(0.03)
Net Loss Attributable to Geos Common Shareholders	$(0.06)	$(0.10)

The accompanying Notes are an integral part of these condensed consolidated financial statements.

GEOS COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months Ended March 31, 2011	Three months Ended March 31, 2010
Cash Flows From Operations:
Net Loss	$(2,493,318)	$(2,981,484)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation	56,494	92,120
Amortization	121,148	101,206
Warrants and Common Stock Issued for Services	43,000	16,325
Stock based compensation	123,862	216,925
Accretion of interest and dividends on Preferred Stock Liabilities	511,198	-

Change in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts Receivable	(1,734)	(24,840)
Inventories	-	(11,684)
Prepaid Expenses, net of prepaid loan fees	(66,803)	(29,657)
Accounts Payable	181,506	422,155
Accrued Expenses	191,881	376,754
Net Cash Used In Operating Activities:	(1,332,766)	(1,822,810)

Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	-	123,608
Capital expenditures	(129,831)	(42,971)
Net Cash Provided by (Used in) Investing Activities	(129,831)	80,637

Cash Flows From Financing Activities:
Cash proceeds from sale of subsidiary stock	1,130,000	-
Proceeds from line of credit and note payable	-	1,300,000
Net Cash Provided By Financing Activities	1,130,000	1,300,000

Increase (Decrease) in Cash and Cash Equivalents	(332,597)	(422,173)
Balance, Beginning of period	809,439	1,041,830
Balance, End of period	$476,842	$599,657

Non-Cash Investing and Financing Activities:		-
Acquisition of Shoot It! and D Mobile through the issuance of Series G preferred shares and warrants	$-	$3,486,340

The accompanying Notes are an integral part of these condensed consolidated financial statements.

GEOS COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 1.  NATURE OF BUSINESS

For convenience in this quarterly report, “Geos,” “we,” “us,” and “the Company” refer to Geos Communications, Inc. and our consolidated subsidiaries, taken as a whole.

Geos Communications, Inc. (“Geos”), is a Washington corporation whose primary activities are as the operator of, and developer and distributor of mobile content and services through its subsidiary Shoot-It!, LLC (“Shoot It!”) and its investment in D Mobile, Inc. (D Mobile).

Geos was incorporated as “Transit Information Systems, Inc.” under the laws of the State of Washington on October 17, 1988.  In March 2004, the Company changed its name to “i2 Telecom International, Inc.”  In September 2009, the Company filed with the Secretary of State of the State of Washington an amendment to its Articles of Incorporation reflecting the change of the Company’s name from “i2 Telecom International, Inc.” to “Geos Communications, Inc.”

During 2010, we undertook significant changes in our business strategy. These changes resulted in the discontinuation of our Voice over Internet Protocol (VoIP) and technology development, including our MyGlobalTalk solution, and included the acquisitions of  Shoot It! and D Mobile.

Shoot It!, LLC (“Shoot It!”), provides a mobile application for sending picture postcards from smart phones.  Since the date of acquisition, we have included the financial results for Shoot It! in our results of operations.

D Mobile, Inc. (“D Mobile”), provides a platform for mobile content distribution in China. D Mobile, which operates in China under the brand name Duo Guo, is a retail channel for the discovery and download of licensed mobile content. We have included the results of operations for D Mobile since the date of acquisition in our results of operations.

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

LIQUIDITY AND MANAGEMENT’S PLANS

As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $2,493,318 during the three months ended March 31, 2011, the Company’s current liabilities exceeded its current assets by $2,466,561 and its total liabilities (which includes the Preferred Shares of Geos IP Holdings, Inc. subject to mandatory redemption of $10,436,616) exceeded its total assets by $9,802,261 as of March 31, 2011.

The accompanying condensed consolidated financial statements have been prepared in view of these matters, realization of a major portion of the assets in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which is in turn dependent on the Company restructuring its financing arrangements, and/or obtaining additional financing, and achieving a positive cash flow while maintaining adequate liquidity.

We have historically reported net losses from our operations and negative cash flows.  We will need to continue to raise capital to support our operations until we reach positive cash flows.  Management believes we can continue to attract adequate capital to support the execution of our strategic plan.  The Company has undertaken a number of specific steps to meet its cash needs and provide positive cash flow in the future.

During 2010, the Company sold 30.5% of its investment in its subsidiary D Mobile for total proceeds of $3,050,000.  During the first quarter of 2011, D Mobile sold 452,000 newly issued shares for total proceeds of $1,130,000 and Geos owned 62.3% of D Mobile Common Stock as of  March 31, 2011. On April 1, 2011 D Mobile sold 20,000 newly issued shares for total proceeds of $50,000.                 .

In addition on April 4, 2011, Geos settled outstanding obligations, including accrued interest, under the Drawdown Note (as defined in Note 9 below) and a note payable to a director, of $2,910,718 and $163,710, respectively, by transferring 1,229,771 shares of D Mobile common stock to the lenders. As of April 4, 2011, Geos owned 34.6% of D Mobile.  Accordingly, as of that date, Geos will no longer consolidate D Mobile. Geos’ management team will continue to provide services to D Mobile and will be reimbursed based upon the time and expenses incurred.

The Company has identified several new business strategies that may enable the Company to reach its profitability goals.  First, the Company currently has a detailed plan under which it will bring in new capital for both D Mobile’s short term and long term liquidity needs.  By obtaining adequate funding for D Mobile, the Company can maximize its investment in D Mobile.  The Company is also in negotiations with several companies to enable the Company to ultimately expand the market and revenues for Shoot-It!.  In addition, the Company will continue to explore avenues to monetize its intellectual property portfolio.  Management believes that the potential for newly identified business relationships, coupled with new capital for D Mobile, should allow the Company to achieve its goal of positive cash flow within the next twelve months. There can be no assurances that such efforts will be successful.

To meet short term obligations and finance operations, additional capital will be needed for both Geos and D Mobile.  This could result in either the sale by D Mobile of new D Mobile shares and/or the sale of additional D Mobile shares owned by Geos.  Under either scenario, Geos ownership in D Mobile will be further diluted.  Geos and D Mobile intend to enter into an operating agreement under which executive management and general operational services will be shared between the companies based upon the time and nature of the services provided.  It is the Company’s belief that the best way to improve the value of Geos is to grow the D Mobile operation.

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

NOTE 2.  BASIS OF PRESENTATION

The consolidated financial statements of Geos Communications, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Basis of Consolidation

The consolidated financial statements include the accounts of Geos Communications, Inc. (DE), and its majority owned subsidiaries, Geos IP Holdings, Inc. Shoot It!, and D Mobile (collectively, the Company). All subsidiaries, except for D Mobile, are, directly or indirectly, wholly owned subsidiaries of the Geos.  As of March 31, 2011, Geos owned 62.3% of D Mobile.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Condensed Financial Statements

The condensed consolidated financial statements included herein have been prepared by Geos Communications, Inc. and are unaudited, except for the condensed consolidated balance sheet at December 31, 2010, which has been derived from audited consolidated financial statements at that date on the basis of GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of March 31, 2011, the results of operations for the three months ended March 31, 2011 and 2010, and the cash flows for the three months ended March 31, 2011 and 2010. In addition, operating results for the three months ended March 31, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011.

Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K.

NOTE 3.  SUMMARY OF SIGNIGICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all short-term securities purchased with an original maturity of three months or less to be cash equivalents.  At March 31, 2011 and December 31, 2010 the Company had $200,000 of cash and cash equivalents that was provided from one of its retail partners in China and is reserved for the development and deployment of kiosks under an agreement with that partner.

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying amounts and fair values for our various series of preferred stock are presented in subsequent notes below.

Exchange of Preferred Shares and Warrants

In order to determine the treatment of the exchange offer as described in Note 10 the Company’s accounting policy is as follows: If the fair value of the equity-classified preferred share issued in the exchange is significantly different (i.e., by more than 10%) from the fair value of the instrument received in before the exchange, the exchange is considered an extinguishment.  An exchange that does not meet this criterion is a modification.  The exchange offer referenced in Note 10 has met the criteria as an extinguishment.

The accounting treatment for the extinguishment of equity-classified preferred stock is addressed by Financial Accounting Standards (“FASB”) Accounting Standard Codification (“ASC”) 260-10-S99-2.  Under that guidance, when equity-classified preferred shares are extinguished, the difference between (1) the fair value of the consideration transferred to the holders of the preferred shares and (2) the carrying amount of the preferred shares are subtracted from (or added to) net income (loss) to arrive at income (loss) available to common stockholders in the calculation of earnings (loss) per share.  In addition to the effect on earnings per share, extinguishment accounting will result in adjustments within equity but will not result in recognition of any amounts in net income (loss).

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

To account for the exchange of the old warrants for the new warrants, we estimated the fair value of the old warrants versus the fair value of the new warrants before and after the date of the exchange and determined the difference.  Based on our estimates, the fair value of the new warrants was greater than the old and any decrease in fair value because of the exchange has not been recognized and would not affect net loss per share available to Geos common shareholders.

The Company evaluates the conversion option of the convertible preferred shares under ASC Topic No. 470-20, “Debt with Conversion and Other Options,” (formerly EITF Issues 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments).  A convertible financial instrument includes a beneficial conversion feature if the effective conversion price is less than the Company’s market price of common stock on the commitment date.  The effective conversion price of the Series I Preferred shares was in excess of the Company’s market price and accordingly, there was not any beneficial conversion feature as a result of the exchange.

NOTE 4.  RESULTS FROM DISCONTINUED OPERATIONS

Results from discontinued operations:

During 2010 the Company discontinued its Voice over Internet Protocal (VoIP) business. This meets the accounting criteria as being held for sale and the Company has reclassified the results of operations of this business as discontinued operations for all periods presented in its consolidated statements of operations.

The results of discontinued operations for the three months ended March 31, 2011 were $0. However, the Company did settle $14,442 of liabilities related to discontinued operations with the transfer of assets related to discontinued operations of the same amount.  The following table presents the Consolidated Statement of Operations from the Company’s discontinued operations for the three months period ended  March 31, 2010.

Three Months Ended March 31, 2010
Revenues	$100,664
Cost of Sales	185,763
Gross Loss	(85,099)

General and Administrative expenses	755,002
Loss from Discontinued Operations	(840,101)
Tax Benefit	-
Net Loss from Discontinued Operations	$(840,101)

NOTE 5.  ACQUISITION OF SHOOT IT! AND D MOBILE

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

The Company acquired 100% of the common stock of Shoot It! via the issuance of 2,167 shares of Geos’ newly issued Series G Preferred Stock (Series G Shares).  Shoot It! has developed a postcard messaging application that allows users to take a picture with their smart phone, create a personal message and send it as a hard copy postcard from anywhere in the world. The consolidated financial statements of the Company reflect the Shoot It! acquisition being accounted for as an Acquisition in accordance with ACS 805 Business Combinations topic.  Transaction costs associated with the acquisition have been expensed and were not significant.  The acquired goodwill is treated as non-deductible for income tax purposes.  The results of operations of Shoot It! are included in the Company’s consolidated statement of operations from the date of acquisition.  Goodwill consists of the excess of the fair value of any consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair value of net identifiable assets acquired, consisting of assets acquired less liabilities assumed.

D Mobile Acquisition

As of March 5, 2010, the Company acquired 100% of the common stock of D Mobile through the issuance of 3,111 shares of Geos’ newly issued Series G Preferred Shares and warrants to purchase Series G Preferred Shares, application of a Note Receivable of $120,000 and cash of $75,000.   D Mobile currently operates a retail channel for the discovery and download of licensed mobile content under the brand name Duo Guo in China.  The purpose of the acquisition was to obtain a retail platform for the distribution of mobile content.  The consolidated financial statements of the Company reflect the D Mobile acquisition being accounted for as an acquisition in accordance with ACS 805 in the Broad Transactions-Business Combinations topic. Transaction costs associated with the acquisition have been expensed and were not significant.  The acquired goodwill is treated as non-deductible for income tax purposes.  The results of operations of D Mobile are included in the Company’s consolidated statement of operations from the date of acquisition.  Goodwill consists of the excess of the fair value of the consideration transferred over the fair value of net identifiable assets acquired, consisting of assets acquired less liabilities assumed.

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

Including the combined results of Shoot It! and D Mobile as if the acquisitions occurred on January 1, 2010 the  unaudited pro-forma net loss, and net loss attributable to the common shareholders would have been $3,182,936 and $3,380,863 for the three month period ended March 31, 2010. The pro forma information is for informational purposes only and is not intended to be indicative of the actual combined results that would have been reported had the transactions occurred on the dates indicated nor does the information represent a forecast of the combined financial results of the Company, D Mobile and Shoot It! for any future period.  The actual combined operating results of Shoot It! and D Mobile contained in the accompanying condensed consolidated financial statements include net revenues of $11,814 and net losses of $164,676  since the respective dates of acquisition through March 31, 2010.

Series G Preferred Shares

The Company authorized 20,000 Series G Preferred Shares on February 12, 2010. Subsequently, 5,278 shares were issued in connection with the above acquisitions. The shares accrue dividends at 6% annually, all of which are due and payable on the third anniversary from issuance. The dividends can be paid at the option of the Company in either cash or common stock equivalents. At certain milestones related to share pricing, the Series G Preferred shares automatically convert to common shares of the Company at a conversion price of $0.50 per share.  In addition, for the D Mobile acquisition, 753 warrants were issued, which are convertible for three years after issuance date into Series G Preferred Shares at an exercise price of $0.50 per share. The holders of Series G Preferred Shares are entitled to vote with the common shareholders on an as-converted basis.

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

The fair value at date of the acquisitions was $3,323,222 and is classified as temporary equity on our balance sheet as there are events outside our control which could require redemption by the Company.  We have recorded accretion of $162,868, and dividends of $79,165 for the three month period ended March 31, 2011.  We have recorded accumulated accretion of $542,893 and dividends of $263,882 as of December 31, 2010.  Accrued dividends are considered in arriving at net loss available to common shareholders but do not affect our net loss.  The fair value of warrants of $163,118 was recorded as temporary equity.

NOTE 6.  PROPERTY AND EQUIPMENT

Estimated useful lives range from five to ten years. Depreciation charged to operations was $56,494 for the three months ended March 31, 2011.

The major components of property and equipment at March 31, 2011are as follows:

	March 31, 2011	December 31, 2010
Office Equipment	$418,920	$411,140
Purchased Technology	319,000	319,000
Kiosk Platform	229,621	105,532
Furniture and Fixtures	46,884	46,884
Software	40,432	40,432
Leasehold Improvements	16,120	16,120
Software Development	9,975	9,975
Lab Equipment	16,530	16,530
Less: Accumulated Depreciation and Amortization	(339,724)	(281,194)
Net Property and Equipment	$757,758	$684,421

NOTE 7.  INTANGIBLE ASSETS

Intangible assets at March 31, 2011, and December 31, 2010, consisted of the following, at cost:

	March 31, 2011	December 31, 2010
Patent Pending Technology	$3,390,314	$3,390,314
Trademarks	1,045,620	1,045,620
Non-Compete	82,000	82,000
Accumulated Amortization	(1,622,448)	(1,501,300)
Intangible Assets, net	$2,908,259	$3,016,634

The Company has six patents that have been granted, and thirteen patent applications pending.  The life of the technology and trademarks is estimated to be ten years and is being amortized, beginning January 1, 2007 over a ten year period. The lives of the Non Compete and Trade Name are two and ten years, respectively. As of March 31, 2011, the Company has determined there is no impairment of the intangible assets.

Amortization expense totaled $121,148 for the three months ended March 31, 2011.

NOTE 8.   CONVERTIBLE BONDS

On December 9, 2006, the Company sold $2,000,000 of 6% secured convertible debentures pursuant to a Securities Purchase. The Company received $1,625,000 in December 2006 and theremaining $375,000 in January 2007. The Debentures matured on May 9, 2007. The Debentures were convertible from time to time into 28,571,429 pre-split shares of Common Stock of the Company at the price of $.07 per share and 28,571,429  warrants exercisable for three years at the price of $.07 per share, which were partially converted in 2007.

Convertible bonds at their carrying value, which approximated fair value consisted of the following as of March 31, 2011:

Description	March 31, 2011
December 2006 6% Convertible Bonds	$50,000

These notes are past due as of March 31, 2011.  The Company intends to repay this amount at the point in time that it has sufficient funds available.

NOTE 9.   NOTES PAYABLE and SERIES A–D PREFERRED SHARES OF GEOS IP HOLDINGS

Notes Payable

On February 23, 2010, the Company issued a Drawdown Promissory Note (included in the Condensed Consolidated Balance Sheets under “Borrowing under Line of Credit”) in an amount up to an amended maximum of $2,600,000 (as subsequently amended, the “Drawdown Note”). The Drawdown Note accrues interest at a rate of 12% per annum and the principal and interest thereon is due and payable on the earlier of (i) the closing on at least $5,000,000 of subscriptions for newly created shares of Series I Preferred Stock of the Company; or (ii) August 23, 2010 (the “Maturity Date”) or extensions.  In addition, the note was extended to a maturity date of March 31, 2011 and as compensation for extending the maturity date on the Drawdown Note the Company issued a warrant to purchase 572,000 shares of Common Stock at a purchase price of $0.08 per share. The note holder may convert all or any portion of the principal balance of and/or accrued but unpaid interest on the Drawdown Note into the securities we anticipate offering in a private placement of equity in the form of Preferred Stock and warrants, at a conversion price equal to the purchase price paid for the Preferred Stock and warrants in the private placement. The Drawdown Note requires the issuance of a warrant to purchase 10,000 shares of Common Stock for each $100,000 drawdown there-under at a purchase price of $0.20 per share.  The term of each warrant is three years from date of issuance. At March 31, 2011, $2.6 million was outstanding. The carrying value approximated the fair value as of March 31, 2011because management believes the interest rate is comparable to the market rate.

On July 1, 2010, a director loaned the Company $150,000 to be repaid on the earlier of (i) the receipt and acceptance of $5,000,000 in subscriptions under the D Mobile Offering (as described under Item 2 below) or (ii) December 31, 2010, which date was subsequently extended to March 31, 2011. Accordingly, the notes are not classified as current liabilities as of March 31, 2011. As compensation for extending the maturity date on the loan, the Company issued the director a warrant to purchase 33,000 shares of Common Stock at a purchase price of $0.08 per share.  The note bears interests at 12%.

On April 4, 2011, the Company settled its outstanding obligations, including accrued interest, under the notes discussed above (the Drawdown Note and note payable to a director), of $2,910,718 and $163,710, respectively, by transferring ownership of 1,229,771 common shares of D Mobile to the lenders. The D Mobile common shares were valued at $2.50 and as such there was no gain or loss from the extinguishment of the debt.

On December 2, 2010 a director of D Mobile loaned D Mobile $50,000 to be repaid on the earlier of (i) the sale by the Company, subsequent to the date of the note, of $200,000 in shares held by the Company or (ii) February 28, 2011.  The note bears interest at a rate of 12% per annum.   The maturity date was extended to April 30, 2011 and subsequently extended to May 31, 2011

Series A-D Preferred Shares

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

With assistance from an independent third party, the Company determined the initial fair value of the Series A–D Preferred Shares to be $7,028,630. Subsequently, $511,198 and $2,044,791 has been accreted for interest and dividends for the three months ended March 31, 2011, and for the year ended December 31, 2010, respectively.

The final mandatory redemption amount is $9,784,028 which encompasses additional charges through July 31, 2011 of $681,597.

The Series A–D Preferred Stock of Geos IP Holdings provides for an accruing dividend of 12% per annum, and a special dividend for up to two years in the event that the Preferred Stock has not been redeemed.

NOTE 10.   CONVERTIBLE PREFERRED STOCK (SERIES F, H AND I)

Series F Preferred Shares

During 2009, the Company issued Series F Convertible Preferred Stock, no par value (the “Series F Preferred Shares”). Each share of the Series F Preferred Share is convertible at the option of the holder into shares of our Common Stock, no par value at a conversion price of $0.50.  Effective February 21, 2011, all of the outstanding Series F Preferred Shares and related warrants were exchanged for Series I Preferred Shares and new warrants (see Series I Preferred Shares below).

In connection with the issuance of 7,550 Series F Preferred Shares during 2009, and an additional 20 shares issued as of March 31, 2010, 7,570,000 warrants were also issued.  The proceeds of $7,570,000 were allocated based on the relative fair values of the underlying shares and warrants.  The value allocated to the multiple issuances was $5,047,057 as of December 31, 2010. The Shares are shown as temporary equity on the Consolidated Balance Sheets and are outside of stockholders’ equity because such shares are contingently redeemable since the payment of the required dividend is not within the control of the Company. The beneficial conversion feature totaled $2,870,825, and was included in Common Stock, No Par, as of December 31, 2010, and was recognized as a return on the Series F Preferred Shares in the period of issuance because the Series F Preferred Shares were immediately convertible.

The value allocated to the warrants issued to investors, and warrants issued to pay transaction costs was $2,522,943, and was included in Common Stock, no par, as of December 31, 2010.  The warrants are exercisable at any time at $.63, for a period of three years. As of the date of the exchange, no warrants had been exercised.

During the three months ended March 31, 2011, and for the year ended December 31, 2010, the Company accrued dividends of 6% totaling $64,707 and $454,105, respectively which are due semiannually. No dividends were paid during the three month period ended March 31, 2011.  The balance of accrued dividends at March 31, 2011 was $293,625 and is included in accrued expenses on the Consolidated Balance Sheets.

Series H Preferred Shares

During April, 2010, Geos authorized 20,000 shares of Series H Convertible Preferred Stock, no par value (the “ Series H Preferred Shares “).

In connection with the issuance of 350 Series H Preferred Shares, warrants for the purchase of 875,000 shares of Common Stock were also issued.  Effective February 21, 2011, all of the outstanding Series H Preferred Shares and related warrants were exchanged for Series I Preferred Shares and new warrants (see Series I Preferred Shares below).

In connection with the issuance of 350 Series H Preferred Shares and warrants, the proceeds of $350,000 were allocated based on the relative fair values of the underlying shares and warrants.  The value allocated to the multiple issuances at date of issuance was $232,482. At December 31, 2010, the shares are shown as temporary equity on the Consolidated Balance Sheets and are outside of stockholders’ equity because such shares are contingently redeemable since payment of required dividend is not within the control of the Company. The beneficial conversion feature totaled $117,508 and was included in Common Stock, No Par, as of March 31, 2011 and December 31, 2010, and was recognized as a return on the Series H Preferred Shares in the period of issuance because the Preferred Stock was immediately convertible.

The value allocated to the warrants issued to investors was $117,518, and was included in Common Stock, no par, as of December 31, 2010.  The warrants were exercisable at any time at $.20, for a period of three years. As of February 21, 2011 the effective date of the exchange, there has been no exercise of warrants.

During the three months ended March 31, 2011, the Company accrued dividends of 6% totaling $2,992. No dividends were paid during the three month period ending March 31, 2011. The remaining balance of accrued dividends at March 31, 2011 of $13,578 is included in accrued expenses on the Consolidated Balance Sheets.

Series I Convertible Preferred Stock

In July 2010, the Board of Directors authorized the creation of Series I Preferred Stock, no par value per share (the “Series I Preferred Shares”). The shares were intended to be part of an offering of up to $8,000,000 of Series I Preferred Stock and warrants. The Company received approximately $427,000 in proceeds from subscription agreements related to the Series I Preferred Stock during the quarter ended July 31, 2010, of which $100,000 was from a director of the Company.

The Series I Preferred Shares rank pari passu with shares of the Company’s Series F, G and H Convertible Preferred Stock, but otherwise rank senior to shares of all other series of Common Stock and Preferred Stock of the Company with respect to dividends, distributions, and payments upon liquidation, dissolution, and winding up of the Company.

Each of the Series I Preferred Shares are convertible into common stock of the Company at the election of the holder beginning 6 months after the issuance date.  The Conversion Price is variable at between $0.20 and $0.10 per share.  The number of shares issued upon conversion is determined by dividing the stated value of $1,000 by the conversion price.

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

In connection with the issuance of 427 Series I Preferred Shares, warrants for the purchase of 1,510,330 shares of Common Stock were also issued.  The proceeds of $427,000 were allocated based on the relative fair values of the underlying shares and warrants.  The value allocated to the multiple issuances at date of issuance was $288,445. The Shares are shown as temporary equity on the Consolidated Balance Sheets and is outside of stockholders’ equity because such shares are contingently redeemable because payment of required dividend is not within the control of the Company.

The value allocated to the warrants issued to investors was $138,555, and was included in Common Stock, no par, as of March 31, 2011 and December 31, 2010.  For every share of Common Stock that the Series I Preferred Shares may convert into at the conversion price on the issue date, the Investor(s) will receive 50% of a warrant which will be exercisable for Common Stock at a price of $0.20 per share.  These warrants will mature three years from the issue date.   The warrants are callable for $0.01 per warrant if the shares of Common Stock trade at or above 200% of the exercise price according to the VWAP for 20 business days. As of March 31, 2011, there had been no exercise of warrants.

In October of 2010, the Company initiated a tender offer to exchange Series I Preferred Shares and warrants for all of the outstanding Series F Preferred Shares and Series H Preferred Shares in addition to all related warrants (the “Exchange Offer”).  The exchange of shares was effective February 21, 2011.  As of that date, all of the outstanding Series F Preferred Shares and Series H Preferred Shares and related warrants have been tendered for 7,920 shares of Series I Preferred Shares and warrants to purchase 39,600,000 shares of Common Stock for  $0.10 per share.

It is the Company’s intent to obtain a third party valuation of the Series F, H and I Preferred Shares as of the date of the exchange during the year ending December 31, 2011.  Based upon internal estimates, we calculated the difference in the fair value of the Old Preferred Stock and the fair value of the New Preferred stock to be greater than 10% and therefore will result in an extinguishment of equity classified as preferred stock. In estimating the fair value of the each series of Preferred Stock, the Company used a discounted cash flow model and assumed each Series was redeemed for the face value at the date stated in the original agreement and using a discount rate of 35%.  The value of the new Series I preferred shares is estimated at $4,847,968. The difference in the carrying value of the Old Preferred and the fair value of the New Preferred is $431,581 and the gain on extinguishment has been treated similar to dividends on preferred shares and recorded as non-recurring reduction in the loss attributable to Geos common shareholders as a result of the transaction.

The estimated fair value allocated of the warrants issued to in the exchange was $792,000 and was included in Common Stock, no par, as of March 31, 2011.  The difference in the carrying value of the warrants issued in connection with Series F and Series H Preferred Shares of    was included in Common Stock, no par, as of March 31, 2011, as such there is no impact to Common Stock as a result of the transaction.

During the three months ended March 31, 2011, the Company accrued dividends of 8% totaling $72,301. The dividends are due semiannually and are included in accrued expenses on the Consolidated Balance Sheets.

NOTE 10.  COMMON STOCK AND STOCK OPTIONS AND WARRANTS

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

The Company did not grant any stock options or warrants (other than those related to the exchange offer discussed in note 9) during the three months ended March 31, 2011.

Information regarding stock options and warrants outstanding as of March 31, 2011 are summarized below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	19,451,398	$.71
Warrants Granted	39,600,000	.25
Canceled	(8,950,000)	.61
Exercised	-	-
Outstanding at March 31, 2011	50,501,398	.36

Exercisable at March 31, 2011	49,015,637	.35

The exercise price for options outstanding and exercisable at March 31, 2011 was as follows:

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$ .70-$1.20	3,375,000.95		$0.81	2,289,239	$0.82

The exercise price for warrants outstanding at March 31, 2011 was as follows:

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Warrants	Contractual	Exercise	Warrants	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$ 0.08-$1.50	46,726,398	2.69	$0.33	46,726,398	$0.33

During the three months ended March 31, 2011, total compensation costs recognized in expense from stock options was $123,862, and is included in general and administrative expenses on the Condensed Consolidated Statement of Operations. As of March 31, 2011, there was unrecognized compensation expense related to non-vested stock option agreements of $436,374. The intrinsic value of options exercised during three months ended March 31, 2011 is $0.

During the three months ended March 31, 2011, there was no compensation costs recognized in expense from warrants.  As of March 31, 2011, there was not any unrecognized compensation expense related to non-vested warrants.

NOTE 11.  INCOME TAXES

For the three months ended March 31, 2011, the Company had net losses from continuing operations of $2.4 million. No benefit or provision for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2010, the Company had accumulated net losses totaling approximately $46.9 million. The net operating loss carry forwards will begin to expire in 2021 if not utilized. The Company has generated net operating loss carry forwards in each year since its inception and through March 31, 2011. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets of approximately $21 million.

NOTE 12.  RELATED PARTY TRANSACTIONS

On July 1, 2010, a director loaned the Company $150,000 to be repaid on the earlier of (i) the receipt and acceptance of $2,000,000 in subscriptions under an offering of D Mobile stock or (ii) December 31, 2010, which date was subsequently extended to March 31, 2011.  As compensation for extending the maturity date of the loan, the Company issued the director a warrant to purchase 33,000 shares of Common Stock at a purchase price of $0.08 per share.  The note bears interest at 12%.  The outstanding obligations under the note were settled April 4, 2011.

On December 2, 2010, a director of D Mobile, loaned D Mobile $50,000 to be repaid on the earlier of (i) the sale by the Company, subsequent to the date of the note, of $200,000 in shares held by the Company or (ii) February 28, 2011.  The note bears interest at a rate of 12% per annum.  The maturity date was extended to April 30, 2011.

Interest expense incurred on certain notes from officers and directors for the three month periods ended March 31, 2011 and 2010, as $5,918 and $0, respectively.

On February 11, 2011, D Mobile sold 20,000 Shares of Common Stock for $50,000 to Andrew Berman, the Company’s Chief Executive Officer and a member of its Board of Directors, who also serves as D Mobile’s Chief Executive Officer and Chairman of its Board of Directors; and on February 15, 2011, D Mobile sold 20,000 Shares of Common Stock for $50,000 to a trust controlled by David Schafer, D Mobile’s Executive Vice President of Worldwide Sales.

NOTE 15.  COMMITMENTS AND CONTINGENCIES

The Company leases its office facilities in Southlake, Texas and Shanghai, China under operating leases expiring in 2011 and 2012.

Total rent expensed was $64,031 during the three months ended March 31, 2011, as compared with $25,057 during the three months ended March 31, 2010.

Future minimum lease obligations under all operating leases for each year ending December 31, are as follows:

Remainder of 2011	$125,052
2012	58,947
2013 and thereafter	-

NOTE 16. SEGMENT INFORMATION

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

Our D Mobile segment distributes mobile content and place-based advertising in China. The principal business of D Mobile, which operates in China through a wholly owned foreign entity operating under the name Duo Guo, is to serve as a distribution marketplace for the delivery of digital entertainment, information, and consumer content to mobile devices.  D Mobile generates revenues through consumer’s use of the D Mobile marketplace to purchase and download content to their smart phone and eventually through the sale of advertising within the marketplace.

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

Selected Financial Data by Segment	As of and for the three months ended March 31, 2011	As of and for the period from acquisition to March 31, 2010

Revenues:
D Mobile(a)	$21,206	$4,934
Shoot It!	2,916	6,880
Total revenues	$24,122	$11,814

Depreciation and amortization:
D Mobile(a)	$44,156	$11,349
Shoot It!	37,958	18,980
All Other	95,528	162,987
Total depreciation and amortization	$177,642	$193,326

Net Loss from Operations (b)
D Mobile(a)	$(1,000,665)	$(74,591)
Shoot It!	(85,488)	(90,085)
Unallocated	(1,407,165)	(1,976,347)
Total Loss from Operations	$(2,493,318)	$(2,141,383)

Assets (c):
D Mobile(a)	$2,014,537	$2,142,694
Shoot It!	1,437,509	1,589,943
Unallocated	3,072,113	4,599,424
Total assets	$6,524,159	$8,332,061

Capital expenditures:
D Mobile(a)	$129,831	$5,668
Shoot It!	-	37,303
Total capital expenditures	$129,831	$42,971

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

NOTE 17.   SUBSEQUENT EVENTS

On April 4, 2011, the Company settled its outstanding obligations, including accrued interest, under the Drawdown Note and a note payable to a director, of $2,910,718 and $163,710, respectively, by transferring ownership of 1,229,771 common shares of D Mobile to the lenders.  As of April 4, 2011, Geos owned 34.6% of D Mobile. Accordingly, as of that date, Geos will no longer consolidate D Mobile.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in our consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements or appear in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on May 7, 2011 (the “Form 10-K”), including the factors disclosed under “Item 1A. Risk Factors.”

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

On March 1, 2010, we acquired D Mobile, Inc. (“D Mobile”), which provides us with a platform for mobile content distribution in China, the world’s largest mobile communications market. D Mobile, which operates in China under the brand name Duo Guo, is a retail channel for the discovery and download of licensed mobile content. We have included the results of operations for D Mobile since the date of acquisition in our results of operations. Transfers of D Mobile shares in Common Stock in exchange for cash and settlement of debt reduced our ownership of D Mobile below 50% as of April 4, 2011. Accordingly, as of that date we will no longer consolidate D Mobile.

Our products allow our customers to improve the experience and usefulness of their mobile phones.  Our corporate headquarters is based in Southlake, Texas.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and do not include all disclosures required under GAAP for complete financial statements. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. For a summary of significant accounting policies and the means by which we develop estimates thereon, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report on Form 10-K.  During the three months ended March 31, 2011, the following were also identified as critical:

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities that qualify as financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair values of accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying amounts and fair values for our various series of preferred stock are presented in subsequent notes.

Exchange of Preferred Shares and Warrants

In order to determine the treatment of the exchange offer the Company’s accounting policy is as follows: If the fair value of the equity-classified preferred share issued in the exchange is significantly different (i.e., by more than 10%)  from the fair value of the instrument received in the exchange, the exchange is considered and extinguishment.  An exchange that does not meet this criterion is a modification.

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

To account for the exchange of the old warrants for the new warrants, we estimated the fair value of the old warrants versus the fair value of the new warrants before and after the date of the exchange and determine the difference.  Based on our estimates, the fair value of the new warrants is greater than the old and any decrease in fair value because of the exchange would not be recognized and would not affect net loss per share available to Geos common shareholders.

The Company evaluates the conversion option of the convertible preferred shares under ASC Topic No. 470-20, “Debt with Conversion and Other Options,” (formerly EITF Issues 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments).  A convertible financial instrument includes a beneficial conversion feature if the effective conversion price is less than the Company’s market price of common stock on the commitment date.  The effective conversion price of the Series I Preferred shares was in excess of the Company’s market price and accordingly there was not beneficial conversion feature as a result of the exchange.

Discussion of operating results from continuing operations for three months ended March 31, 2011 as compared to the three months ended March 31, 2010:

As the Company acquired both of its mobile content distribution businesses, Shoot-It! And D Mobile in the first quarter of 2010, the relevant discussions are as follows:

Both products are in the preliminary stages of distribution and accordingly, revenues and cost of goods sold were not significant during the three months ended March 31, 2011 or March 31, 2010. D Mobile generates revenues through consumers’ use of the D Mobile marketplace to purchase and download content to their smart phone and expects to eventually generate revenue through the sale of advertising within the marketplace.  Shoot-It! generates revenue through the use of the application on the smartphone to select a picture and send a postcard.  It is the intent of the Company to include the Shoot-It! application within the D Mobile marketplace.

Total revenue for the three months ended March 31, 2011 was $24,122 as compared to $11,814 for the three months ended March 31, 2010.  Revenue for the three months ended March 31, 2011 for Shoot It! and D Mobile were $2,916 and $21,206, respectively as neither product was being marketed or distributed in a capacity to produce results.  Revenue for the three months ended March 31, 2010 for Shoot It! and D Mobile was $6,880 and $4,934, respectively.  Both Shoot It! and D Mobile were acquired during the first quarter of 2010 and as such the 2010 results do not reflect the entire period.

Total cost of sales for the three months ended March 31, 2011 was approximately $14,588 as compared to the three months ended March 31, 2010 of $4,074.  Cost of sales for Shoot It! reflect the purchase of paper and postage.  Cost of sales for D Mobile represents the purchase of mobile content. For the three months ended March 31, 2011, total cost of sales were $3,021 and $11,567 for Shoot It! and D Mobile, respectively. For the three months ended March 31, 2010, total cost of sales were $2,145 and $1,929 for Shoot It! and D Mobile, respectively.  The increase in cost of sales is reflective of the period from the date of acquisition in the first quarter of 2010 through March 31, and as such, the results of 2010 do not include a full period of results. Cost of sales for Shoot-It! exceeded sales during the quarter ended March 31, 2011 due to promotional cards shipped during the quarter.

Total corporate selling, general and administrative expenses for the three months ended March 31, 2011 were approximately $1.9 million as compared to $1.6 million for the three month period ended March 31, 2011.  The increase is primarily from overhead expenses for the D Mobile operations in China which were not included for a full period in 2010.

Total corporate, selling, general and administrative expenses related to D Mobile were approximately $955,000, primarily related to overhead payroll in both China and the United States.  During the first quarter of 2011, the Company began to develop a U.S. based strategy for D Mobile and allocated corporate overhead expenses of approximately $696,000 to the U.S. D Mobile operations, based on the percentage of time spent and actual costs incurred on the D Mobile operation.  Shoot It! incurred selling, general and administrative expenses of approximately $47,375 primarily related to overhead and payroll.

Interest expense increased from comparable periods due to interest on borrowings under a line of credit and notes payable entered into during the year and related dividend accruals for mandatorily redeemable preferred shares.

Discontinued operations

Net loss from discontinued operations totaled $840,101 for the three months ended March 31, 2010.

Liquidity

Our management is focused upon executing our strategic plan which includes expanding the distribution channel for Shoot-It! as well as supporting the operating activities and expansion plans for our investment in D Mobile.  These activities are geared at becoming a mobile application, technology development and distribution company with global reach.

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

Cash used in operating activities was $1,332,766 for the three months ended March 31, 2011, compared to cash  used in operating activities for the comparable period ended March 31, 2010 of $1,822,810. The decrease in cash used from operating activities during the three month period ended March 31, 2011, was primarily a result of the discontinuation of our VoIP and telephony businesses in June of 2010 and related losses.

During the three months ended March 31, 2011, cash from financing activities was $1,130,000, which was provided primarily from the sale of newly issued shares of D Mobile Common Stock.  For the comparable period in 2010, cash provided from financing activities totaled $1,300,000 related to the proceeds from the issuance of a line of credit.

The Company has identified several new business strategies that may enable the Company to reach its profitability goals.  First, the Company currently has a detailed plan under which it will bring in new capital for both D Mobile’s short term and its long term liquidity needs.  By obtaining adequate funding for D Mobile, the Company can maximize its investment in D Mobile.  The Company is also in negotiations with several companies to enable the Company to ultimately expand the market and revenues for Shoot-It!.  In addition, the Company will continue to explore avenues to monetize its intellectual property portfolio.  Management believes that the potential for newly identified business relationships coupled with new capital for D Mobile, should allow the Company to achieve its goal of positive cash flow within the next twelve months. There can be no assurances that such efforts will be successful.

To meet short term obligations and finance operations, additional capital will be needed for both Geos and D Mobile.  This could result in either the sale by D Mobile of new D Mobile shares and/or the sale of additional D Mobile shares owned by Geos.  Under either scenario, Geos ownership in D Mobile will be further diluted.  Geos and D Mobile intend to enter into an operating agreement under which executive management and general operational services will be shared between the companies based upon the time and nature of the services provided.  It is the Company’s belief that the best way to improve the value of Geos is to grow the D Mobile operation.

The Company may also finance these new business opportunities through a combination of equity and debt. If the Company determines to finance these opportunities by issuing additional equity, then such equity may have rights and preferences superior to the outstanding Common Stock, and the issuance of such equity will dilute the ownership percentage of the Company’s existing shareholders. If the Company determines to finance these opportunities by incurring debt, then such debt may not be available to the Company on favorable terms, if at all.

The Company has undertaken a number of specific steps to meet its cash needs and provide positive cash flow in the future.

During 2010 the Company sold 30.5% of its investment in its subsidiary D Mobile for total proceeds of $3,050,000.  During the first quarter of 2011, D Mobile sold 452,000 newly issued shares of Common Stock for total proceeds of $1,130,000 and on April 1, 2011 D Mobile sold 20,000 newly issued shares for total proceeds of $50,000.                 .

In addition, on April 4, 2011, Geos settled outstanding obligations, including accrued interest, under the Drawdown Note and a note payable to a director, of $2,910,718 and $163,710, respectively, by transferring 1,229,771 shares of D Mobile common stock to the lenders. As of April 4, 2011, Geos owned 34.6% of D Mobile.  Accordingly, as of that date, Geos will no longer consolidate D Mobile. Geos’ management team will continue to provide services to D Mobile and Geos will be reimbursed based upon the time and expenses incurred.

The Company has suffered ongoing losses from operations since its inception. These losses, as well as the uncertain conditions that the Company faces relative to its ongoing debt and equity fund-raising efforts, raise substantial doubt about the Company’s ability to continue as a going concern. Please refer to Note 1 to the financial statements, included herewith, “Liquidity and Management Plans” for further discussion regarding management’s plans for funding the Company’s operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010, with the exception of settlement on April 4, 2011 of its obligations, including accrued interest, on the line of credit totaling $2,600,000, and a note payable totaling $150,000 as of March 31, 2011.

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

Changes In Internal Control Over Financial Reporting

We have implemented additional controls and procedures designed to ensure that the disclosure provided by us meets the then current requirements of the applicable filing made under the Exchange Act. To address our lack of sufficient accounting technical expertise in prior periods, we retained additional accounting technical expertise in April 2010. In addition as of October 31, 2010, the former Chief Financial Officer resigned; however the Company subsequently hired a new Chief Financial Officer, who took office on January 7,2011. Other than these matters there have been no changes in our internal control over financial reporting during the first quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The United States economy has undergone a period of slowdown and very high volatility, and the future economic environment may continue to be less favorable than that of recent years. A substantial portion of our revenues comes from retail consumers whose spending patterns may be negatively affected by prevailing economic conditions. If economic conditions were to continue to deteriorate, the growth of our business and results of operations could be affected. Reduced consumer spending may drive us and our competitors to offer certain services at promotional prices, which could have a negative impact on our operating results.

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

We had losses of $2,493,318 for the three months ended March 31, 2011 and $12,403,535 for the fiscal year ended December 31, 2010. We had an accumulated deficit at March 31, 2011 of $71,774,021. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms. The financial statements included elsewhere in this filing do not include any adjustments that might result from the outcome of these uncertainties. Furthermore, developing and expanding our business will require significant additional capital and other expenditures. Accordingly, if we are not able to increase our revenue, then we may never achieve or sustain profitability.

We have been able to meet our operating requirement by receiving net proceeds of $1,130,000 related to financing during the three months ended March 31, 2011 and $6,647,000 related to financing during the year ended December 31, 2010.  We will need to receive additional capital to continue our operations into 2011.

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

The stock market in general and the market for technology companies in particular, has recently experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2010 to December 31, 2010, the per share closing price of our Common Stock on the Over-the-Counter Bulletin Board fluctuated from a high of $0.27 to a low of $0.02. We believe that the volatility in the price of our Common Stock does not solely relate to our performance and is broadly consistent with volatility experienced in our industry. Fluctuations may result from, among other reasons, responses to operating results, announcements by competitors, regulatory changes, economic changes, market valuation of technology firms and general market conditions.

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

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker–dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and economic sectors. The PRC government has implemented certain measures to encourage economic development and guide the allocation of resources. While some of these measures benefit the PRC economy generally, they may also negatively affect Geos. For example, Geos’ business, financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations applicable to Geos or D Mobile.

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

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to foreign investments in China.  However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions (and the non-binding nature of such decisions), the interpretation and enforcement of these laws and regulations raise uncertainties. In addition, the PRC legal system is based in part of the government policies and internal rules (some of which are not published on a timely basis or at all) that may have retroactive effect. As a result, Geos may not be aware of its violation of these policies and rules until after a violation occurs. In addition, any litigation in China may be protracted and result in substantial cost and diversion of resources and management attention.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In July 2010, the Board of Directors authorized the creation of the Series I Preferred Stock. The shares are part of an offering of up to $8,000,000 of Series I Preferred Stock and Warrants. The Company received approximately $427,000 in proceeds from subscription agreements related to the Series I Preferred Stock during the third quarter ended March 31, 2011, of which $100,000 was from a director of the Company.

As described in the notes to the condensed consolidated financial statement included herein, on July 1, 2010, a director of the Company loaned the Company $150,000 to be repaid on the earlier of (i) the receipt and acceptance of $5,000,000 in subscriptions under the D Mobile Offering or (ii) March 31, 2011, which date was subsequently extended to March 31, 2011. As compensation for extending the maturity date on the loan, the Company issued the director a warrant to purchase 33,000 shares of Common Stock at a purchase price of $0.08 per share.

The sales of the above securities were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance on the private offering exemption from registration provided by Section 4(2) of the Act.

Item 3 - Defaults Upon Senior Securities

None

Item 4 – Reserved

None

Item 5 – Other Information

2011 Annual Meeting of Shareholders

The Company has not yet scheduled its annual shareholders’ meeting for 2011.

Item 6 – Exhibits

Exhibit No.	Exhibit	Method of Filing

2.1	Agreement and Plan of Merger by and among Geos Communications, Inc., Duo Guo Acquisition, Inc., Jonathan Serbin and D Mobile, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 19, 2010

2.2	Agreement and Plan of Merger dated as of February 19, 2010 by and among Geos Communications, Inc., Shoot It! Acquisition, Inc., Shoot It!, LLC and certain security holders of Shoot It!, LLC	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 25, 2010

2.3	First Amendment to Agreement and Plan of Merger by and among Geos Communications, Inc., Duo Guo Acquisition, Inc., Jonathan Serbin and D Mobile, Inc. dated as of March 1, 2010	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on March 11, 2010

3.1	Articles of Incorporation, as amended	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003

3.2	Bylaws	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003

3.3	Amendment to the Company’s Articles of Incorporation filed September 3, 2004	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004

3.4	Certificate of Designations of Rights and Preferences of Series D Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 13, 2004

3.5	Certificate of Designations of Rights and Preferences of Series E Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 22, 2005

3.6	Amendment to Certificate of Designations of Rights and Preferences of Series E Preferred Stock	Incorporated by reference to Exhibit 3.1.8 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006

3.7	Amendment to the Company’s Articles of Incorporation filed July 13, 2007	Incorporated by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

Exhibit No.	Exhibit	Method of Filing

3.8	Certificate of Designations of Rights and Preferences of Series F Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 30, 2010

3.9	Amendment to the Company’s Articles of Incorporation filed May 11, 2010	Incorporated by reference to Exhibit 3.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

3.10	Amendment to Certificate of Designations of Rights and Preferences of Series F Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 10, 2010

3.11
Certificate of the Designations, Preferences, Rights and Limitations of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock of i2 Telecom IP Holdings, Inc.
Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 1, 2010

3.12	Amendment to the Company’s Articles of Incorporation filed September 10, 2010	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 10, 2010

3.13	Certificate of Designations of Rights and Preferences of Series G Convertible Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 19, 2010

3.14	Amendment to Bylaws, dated February 12, 2010	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 19, 2010

3.15	Certificate of Designations of Rights and Preferences of Series H Convertible Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 10, 2010

3.16	Certificate of Designations of Rights and Preferences of Preferred Stock Series I	Incorporated by reference to Exhibit 3.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

3.17	Articles of Correction to Certificate of Designations of Rights and Preferences of Preferred Stock Series I	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 3, 2010

4.1	Amended and Restated 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement filed September 25, 2010

4.2	2010 Omnibus Long Term Incentive Plan	Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement filed January 8, 2010

10.1	Employment Agreement, dated January 7, 2011, between Cynthia Gordon and Geos Communications, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2011

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer	Filed herewith

Exhibit No.	Exhibit	Method of Filing

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Company’s Principal Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Company’s Principal Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOS COMMUNICATIONS, INC.

By:	/s/ Andrew L. Berman
Andrew L. Berman

Chief Executive Officer

Date:	May 13, 2011

By:	/s/ Cynthia T. Gordon
Cynthia T. Gordon

President

Date:	May 13, 2011